Form 10-K
period 2021-12-31
COLONY BANKCORP INC
filed 2022-03-18
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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

The aggregate market value of Colony Bankcorp, Inc. common stock held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2021, (the last business day of the registrant’s most recently completed second fiscal quarter and based upon the closing price of $17.86, as reported on Nasdaq on June 30, 2021) as reported on the NASDAQ Global Market was $151.3 million.

The number of shares outstanding of Colony Bankcorp, Inc. common stock, par value $1.00 per share, as of March 16, 2022, was 17,586,333 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, particularly with regard to developments related to ongoing COVID-19 pandemic. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this Annual Report and the following:

•business and economic conditions, particularly those affecting the financial services industry and our primary market areas;
•the impact of the continuing COVID-19 pandemic on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitations, the CARES Act), and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
•the risk that a future economic downturn and contraction could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic recovery could be weakened by the continued impact of COVID-19 and by current supply chain challenges;
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
•inflation, interest rate, securities market and monetary fluctuations and the respective impact on our financial condition and results of operation;
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
•risks that our expected revenue synergies and cost savings from our acquisition of SouthCrest Financial Group, Inc. (“SouthCrest”) are not fully realized or may take longer than anticipated to be realized;
•failure to successfully integrate SouthCrest’s business with our business;
•the risk of lower than expected revenue following the acquisition of SouthCrest;
•our ability to manage the combined company’s growth with the acquisition of SouthCrest;
•the dilution caused by the Company’s issuance of additional shares of its common stock in connection with the acquisition of SouthCrest;
•uncertainty related to the transition away from the London Inter-bank Offered Rate (“LIBOR”);
•continued or increasing competition from other financial institutions (including fintech companies), credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
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
•the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets, which may be impacted as a result of labor shortages;
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
•changes in our accounting standards;
•changes in tariffs and trade barriers;
•changes in federal tax law or policy;
•the effects of war or other conflicts (including the military conflict between Russia and Ukraine), acts of terrorism, natural disasters, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions; and
•other risks and factors identified in this Form 10-K under the heading “Risk Factors”.

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

Part I
Item 1

Business

COLONY BANKCORP, INC.

General

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a Georgia business corporation which was incorporated on November 8, 1982. The Company was organized for the purpose of operating as a bank holding company under the Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia. On July 22, 1983, the Company, after obtaining the requisite regulatory approvals, acquired 100% of the issued and outstanding common stock of Colony Bank (formerly Colony Bank of Fitzgerald and The Bank of Fitzgerald), Fitzgerald, Georgia (the “Bank” or “Colony Bank”), through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company. Since that time, Colony Bank has operated as a wholly-owned subsidiary of the Company. Our business is conducted primarily through our wholly-owned bank subsidiary, which provides a broad range of banking services to its retail and commercial customers. We operate twenty-eight domestic banking offices and two corporate operations offices. At December 31, 2021, we had approximately $2.7 billion in total assets, $1.4 billion in total loans, $2.4 billion in total deposits and $217.7 million in stockholder’s equity. Deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

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

The Company is not in default of any outstanding Trust Preferred Securities as of December 31, 2021.

Recent Developments

On August 1, 2021, the Company acquired SouthCrest Financial Group, Inc. (“SouthCrest”), a bank holding company headquartered in Atlanta, Georgia. Upon consummation of the acquisition, SouthCrest was merged with and into the Company, with Colony Bankcorp, Inc. as the surviving entity in the merger. Immediately following the holding company merger, SouthCrest’s wholly owned bank subsidiary, SouthCrest Bank, N.A. was also merged with and into the Bank. The acquisition expanded the Company’s market presence, as SouthCrest Bank, N.A. had eight full-service banking locations, one in Cedartown, Chickamauga, Cumming, Fayetteville, Luthersville, Manchester, Rockmart and Thomaston, Georgia. Under the terms of the Agreement and Plan of Merger, each SouthCrest shareholder had the option to receive either $10.45 in cash or 0.7318 of a share of the Company’s common stock in exchange for each share of SouthCrest stock, subject to certain proration and allocation procedures. As a result, the Company issued approximately 4.0 million shares of its common stock at a fair value of $71.4 million and paid $21.6 million in cash to the former shareholders of SouthCrest as merger consideration.

On August 1, 2021, September 1, 2021 and October 1, 2021, the Company acquired several insurance agencies and formed Colony Insurance.

The Company paid dividends to its shareholders throughout 2021 and 2020 on a quarterly basis. In 2021, we had a quarterly dividend of $0.1025 per common stock and in 2020, we had a quarterly dividend of $0.10 per common stock.

On February 10, 2022, the Company completed a public offering of 3,848,485 shares of its common stock at a public offering price of $16.50 per share, with aggregate proceeds of approximately $63.5 million.

Markets and Competition

The banking industry in general is highly competitive. Our market areas consist of central, south and coastal Georgia. In contrast to our rural markets, in which we typically rank in the top three in terms of market share, we face competitive pressures in attracting deposits and making loans from larger regional banks and smaller community banks. The Bank's competition includes not only other banks of comparable or larger size in the same markets, but also various other nonbank financial institutions, including savings and loan associations, credit unions, mortgage companies, personal and commercial financial companies, peer to peer lending businesses, fintech companies, investment brokerage and financial advisory firms and mutual fund companies. The Bank competes for deposits, commercial, fiduciary and investment services and various types of loans and other financial services. The Bank also competes for interest-bearing funds with a number of other financial intermediaries, including brokerage and insurance firms, as well as investment alternatives, including mutual funds, governmental and corporate bonds, and other securities. Continued consolidation and rapid technological changes within the financial services industry will likely change the nature and intensity of competition, but also will create opportunities for the Company to demonstrate and leverage its competitive advantages. The continuing consolidation within the financial services industry is leading to larger, better capitalized and geographically diverse institutions with enhanced product and technology capabilities. Additionally, competition from fintechs, is increasing. In addition to fintechs, certain technology companies are working to provide financial services directly to their customers. These nontraditional financial service providers have been successful in developing digital and other products and services that effectively compete with traditional banking services, but are in some cases subject to fewer regulatory restrictions than banks and bank holding companies, allowing them to operate with greater flexibility and lower cost structures. Although digital products and services have been important competitive features of financial institutions for some time, the COVID-19 pandemic has accelerated the move toward digital financial services products and we expect that trend to continue.

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

Human Capital Resources

On December 31, 2021, the Company had a total of 502 employees, 492 of which are full-time equivalent employees. We consider our relationship with our employees to be satisfactory.

In response to the COVID-19 pandemic, the Company prioritized the health and safety of its teammates, and took protective measures, such as implementing remote work arrangements, to the full extent possible and adjusted banking center hours and operational measures to promote social distancing, and it will continue to do so throughout the duration of the pandemic. We believe employees to be our greatest asset and that our future success depends on our ability to attract, retain and develop employees. Professional development is a key priority, which is facilitated through our many corporate development initiatives including extensive training programs, corporate mentoring, leadership programs, educational reimbursement and professional speaker series.

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

Incentive Compensation. The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2021, these rules have not been implemented.  We and the Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles - that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

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

As of December 31, 2021, our Bank's regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer.

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

The primary sources of funds for our payment of dividends to our shareholders are cash on hand and dividends from the Bank and our non-bank subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that the Bank and our non-bank subsidiaries may pay. The Bank is a Georgia bank. Under the regulations of the Georgia Department of Banking and Finance, a Georgia bank must have approval of the Georgia Department of Banking and Finance to pay cash dividends if, at the time of such payment:

•the ratio of Tier 1 capital to average total assets is less than 6%;
•the aggregate amount of dividends to be declared or anticipated to be declared during the current calendar year exceeds 50% of its net after-tax profits before dividends for the previous calendar year; or
•its total adversely classified assets in its most recent regulatory examination exceeded 80% of its Tier 1 capital plus its allowance for loan and lease losses.

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

Privacy and Data Security. The GLB generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB. The GLB also directed federal regulators, including the FDIC, to prescribe standards for the security of consumer information. The Bank is subject to such standards, as well as standards for notifying customers in the event of a security breach. Under federal law, the Bank must disclose its privacy policy to consumers, permit customers to opt out of having nonpublic customer information disclosed to third parties in certain circumstances and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary. States may adopt more extensive privacy protections. We are similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused. On November 18, 2021, the federal banking agencies issued a new rule effective in 2022 that requires banks to notify their regulators within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.”

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

In 2020, the CARES Act granted certain forbearance rights and protection against foreclosure to borrowers with a “federally backed mortgage loan,” including certain first or subordinate lien loans designed principally for the occupancy of one to four families. These consumer protections continued during the COVID 19 pandemic emergency.

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

Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms operating locally and elsewhere, and non-traditional financial institutions, including fintech companies, non-depository financial services providers. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than we have and may offer certain services that we do not or cannot provide. Additionally, non-traditional financial institutions may not have the same regulatory requirements or burdens as we do, despite playing a rapidly increasing role in the financial services industry including providing services previously limited to commercial banks. Such competition could ultimately limit our growth, profitability and shareholder value, as increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, gains on sales, servicing fees, as well as reduced net interest margin and profitability. If we are unable to successfully compete in our market areas and adapt to the ever changing banking environment, we may be unable to continue to grow our business, and our financial condition and results of operations may be adversely affected. We also compete with many forms of payments offered by both bank and non-bank providers, including a variety of new and evolving alternative payment mechanisms, systems and products, such as aggregators and web-based and wireless payment platforms or technologies, digital or “crypto” currencies, prepaid systems and payment services targeting users of social networks, communications platforms and online gaming. Our future success may depend, in part, on our ability to use technology competitively to offer products and services that provide convenience to customers and create additional efficiencies in our operations.

Some of our competitors have reduced or eliminated certain service charges on deposit accounts, including overdraft fees, and additional competitors may be willing to reduce or eliminate service or other fees in order to attract additional customers. If the Company chooses to reduce or eliminate certain categories of fees, including those related to deposit accounts, fee income related to these products and services would be reduced. If the Company chooses not to take such actions, we may be at a competitive disadvantage in attracting customers for certain fee producing products.

Fluctuations in interest rates may impact net interest income and otherwise negatively impact our financial condition and results of operations.

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

Effective March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent in response to the economic disruption that occurred at the outset of the COVID-19 pandemic, which has continued into 2022. We expect a long duration of reduced interest rates to negatively impact our net interest income, margin, cost of borrowing and future profitability and to have a material adverse effect on our financial results. However, we expect the Federal Reserve to raise rates more than once in the next twelve months. Increasing interest rates can have a negative impact on our business by reducing the amount of money our customers borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. In addition, in a rising interest rate environment we may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds. Higher income volatility from changes in interest rates and spreads to benchmark indices could result in a decrease in net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates impacts both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition. A prolonged period of volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies.

We have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates and actively manage these risks through hedging and other risk mitigation strategies. However, if our assumptions are wrong or overall economic conditions are significantly different than anticipated, our risk mitigation techniques may be ineffective or costly.

The COVID-19 pandemic has adversely impacted, and will likely continue to adversely impact, our business, financial condition, liquidity, capital and results of operations.

The extent and duration to which the continuing COVID-19 pandemic will impact our business in the future is unknown and will depend on future developments, which are highly uncertain and outside our control. These developments include the duration and severity of the pandemic (including the possibility of further surges of new or existing COVID-19 variants of concern), supply chain disruptions, decreased demand for our products and services or those of our borrowers, which could increase our credit risk, rising inflation, our ability to maintain sufficient qualified personnel due to labor shortages, talent attrition, employee illness, quarantine, willingness to return to work, face-coverings and other safety requirements, or travel and other restrictions, and the actions taken by governments, businesses and individuals to contain the impact of COVID-19, as well as further actions taken by governmental authorities to limit the resulting economic impact. It is also possible that the pandemic and its aftermath will lead to a prolonged economic slowdown in sectors disproportionately affected by the pandemic or recession in the U.S. economy or the world economy in general.

Inflation could negatively impact our business, our profitability and our stock price.

Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, inflation may lead to a decrease in consumer and clients purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. These inflationary pressures could result in missed earnings and budgetary projections causing our stock price to suffer.

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

Over the last several years, we have increased our non-residential lending in order to improve the yield and reduce the average duration of our assets. At December 31, 2021, our portfolio of commercial real estate and commercial, financial and agricultural loans totaled $1.1 billion or 82.7% of total loans compared $854.9 million, or 80.7% of total loans of total loans at December 31, 2020. At December 31, 2021, the amount of nonperforming commercial real estate and commercial, financial and agricultural loans was $1.6 million , or 28.9% of total nonperforming loans. These loans may expose us to a greater risk of non-payment and loss than residential real estate loans because, in the case of commercial loans, repayment often depends on the successful operation and earnings of the borrower's businesses and, in the case of consumer loans, the applicable collateral is subject to rapid depreciation. Additionally, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest due on the loan, which could cause us to increase our provision for loan losses and adversely affect our financial condition and operating results. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may also require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

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

The allowance, in the judgment of management, is established to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes, as we have experienced as a result of the COVID-19 pandemic and continue to experience the after-effects of the pandemic through supply chain disruptions. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, risk ratings, and other factors, both within and outside of our control, including the impact of COVID-19, may require an increase in the allowance for loan losses.

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

We derive significant revenue from service charges on deposit accounts, the bulk of which comes from overdraft-related fees. We have seen a slight increase in our service charge income, which is primarily attributable to an increase in insufficient funds and overdraft fees due to a general increase in customer spending activity driven by the winding down of the economic impact of COVID-19.

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

Interchange income is derived from fees paid by merchants to the interchange network in exchange for the use of the network's infrastructure and payment facilitation. These fees are paid to card issuers to compensate them for the costs associated with issuance and operation. We earn interchange fees on card transactions from debit cards, including $6.9 million during the year ended December 31, 2021. Merchants have attempted to negotiate lower interchange rates, and the Durbin Amendment to the Dodd-Frank Act limits the amount of interchange fees that may be charged for certain debit card transactions. Merchants may also continue to pursue alternative payment platforms, such as Apple Pay, to lower their processing costs. Any such new payment system may reduce our interchange income. Our failure to comply with the operating regulations set forth by payment card networks, which may change, could subject us to penalties, fees or the termination of our license to use the networks. Any of these scenarios could have a material impact on our business, financial condition and results of operations.

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

Processes that management uses to estimate our probable incurred credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances, as we have experienced as a result of the COVID-19 pandemic. Even if these assumptions are accurate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models that management uses for interest rate risk and asset liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models that management uses for determining our probable credit losses are inadequate, the allowance for loan losses may not be sufficient to support future charge offs. If the models that management uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in management’s analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, Consumer Financial Protection Bureau (“CFPB”) and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

We could face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act of 1970, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. FinCEN, established by the U.S. Department of the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and engages in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and IRS. There is also increased scrutiny of compliance with the rules enforced by OFAC related to U.S. sanctions regimes. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

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

An investment in our common stock is not an insured deposit and may lose value.

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

Our common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in the Company’s common stock has been relatively small, averaging approximately 391 total trades per day during 2021. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

ESG risks could adversely affect our reputation and shareholder, employee, client and third party relationships and may negatively affect our stock price.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity, equity, inclusion, environmental stewardship, human capital management, support for our local communities, corporate governance and transparency, or fail to consider ESG factors in our business operations.

Furthermore, as a result of our diverse base of clients and business partners, we may face potential negative publicity based on the identity of our clients or business partners and the public’s (or certain segments of the public’s) view of those entities. Such publicity may arise from traditional media sources or from social media and may increase rapidly in size and scope. If our client or business partner relationships were to become intertwined in such negative publicity, our ability to attract and retain clients, business partners, and employees may be negatively impacted, and our stock price may also be negatively impacted. Additionally, we may face pressure to not do business in certain industries that are viewed as harmful to the environment or are otherwise negatively perceived, which could impact our growth.

Additionally, investors and shareholder advocates are placing ever increasing emphasis on how corporations address ESG issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. We may incur meaningful costs with respect to our ESG efforts and if such efforts are negatively perceived, our reputation and stock price may suffer.

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

Item 1B

Unresolved Staff Comments

None.

Item 2

Properties

The principal properties of the Company consist of the properties of the Bank. The Company's headquarters is located at 115 South Grant Street, Fitzgerald, Georgia 31750. The Bank currently operates thirty-one domestic banking offices and two corporate operations offices in Georgia. The Bank owns all of the banking offices occupied except for nine which are leased. In addition, the Company owns the corporate operation offices located in Fitzgerald, Georgia and Warner Robins Georgia. We believe that our banking offices are in good condition and are suitable and adequate to our needs.

Item 3

Legal Proceedings

The Company and its subsidiary may become parties to various legal proceedings arising from the normal course of business. As of December 31, 2021, there are no material pending legal proceedings to which Colony or its subsidiary are a party or of which any of its or its subsidiaries' assets or properties are subject.

Item 4

Mine Safety Disclosures

Not applicable.
Part II

Item 5

Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Since April 2, 1998, Colony Bankcorp, Inc.'s common stock has been quoted on the NASDAQ Global Market under the symbol “CBAN.” Prior to this date, there was no public market for the common stock of the Company.

As of March 16, 2022, there were 17,586,333 shares of our common stock outstanding held by 1,019 holders of record.

During 2021, the Company paid $4.5 million in cash dividends on its common stock. During 2020, the Company paid $3.8 million in cash dividends on its common stock. We have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

As a Georgia corporation, the Company is subject to certain restrictions on dividends under the Georgia Business Corporation Code. We are also subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. See “Item 1 – Business – Supervision and Regulation – Regulation of the Company – Payment of Dividends.”

Issuer Purchase of Equity Securities

The Company did not purchase any shares of the Company’s common stock during the year ended December 31, 2021.

Securities Authorized for Issuance Under Equity Compensation Plans

See the information included under Part III, Item 12, which is incorporated in response to this item by reference.

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the equity securities of companies included in the NASDAQ Composite Index and the SNL Southeast Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2016 through December 31, 2021, and assumes the reinvestment of dividends, if any. The performance graph represents past performance and should not be considered to be an indication of future performance.

Colony Bankcorp, Inc.

Total Return Performance
Colony Bankcorp, Inc.
NASDAQ Composite Index
SNL Southeast Bank Index
Index Value
300
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Colony Bankcorp, Inc.	100.00	111.41	112.78	129.83	119.07	142.25
NASDAQ Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
SNL Southeast Bank Index	100.00	123.70	102.20	144.05	129.15	184.47
Source: S&P Global Market Intelligence

Pursuant to the regulations of the SEC, this performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act.

Item 6

Reserved.

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with  our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and, assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors,” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected in the forward looking statements. We assume no obligation to update any of these forward-looking statements.

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

Pursuant to the terms of the Merger Agreement, each issued and outstanding share of SouthCrest stock was converted into the right to receive either $10.45 in cash or 0.7318 of a share of the Company's common stock, subject to certain proration and allocation procedures. In aggregate, the Company issued approximately 4.0 million shares of its common stock at a fair value of $71.4 million and paid approximately $21.6 million cash in the Merger.

The Company paid dividends to its shareholders throughout 2021 and 2020 on a quarterly basis. In 2021, we had a quarterly dividend of $0.1025 per common stock and in 2020, we had a quarterly dividend of $0.10 per common stock.

On February 10, 2022, the Company completed a public offering of 3,848,485 shares of its common stock at a public offering price of $16.50 per share, with aggregate proceeds of approximately $63.5 million.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Our accounting and reporting policies conform to generally accepted accounting principles (GAAP) in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the fully-taxable equivalent measures: tax-equivalent net interest income, tax-equivalent net interest margin and tax-equivalent net interest spread, which include the effects of taxable-equivalent adjustments using a federal income tax rate of 19% and 21% to increase tax-exempt interest income to a tax-equivalent basis for the year ended December 31, 2021 and 2020, respectively.  Tax-equivalent adjustments are reported in Notes 1 and 2 to the Average Balances with Average Yields and Rates table under Rate/Volume Analysis. Management believes that non-GAAP financial measures provide additional useful information that allows investors to evaluate the ongoing performance of the company and provide meaningful comparisons to its peers. Management believes these non-GAAP financial measures also enhance investors' ability to compare period-to-period financial results and allow investors and company management to view our operating results excluding the impact of items that are not reflective of the underlying operating performance.

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

A reconciliation of these performance measures to GAAP performance measures is included in the tables below.

Non-GAAP Performance Measures Reconciliation

	Years Ended December 31,
	2021	2020
(dollars in thousands, except per share data)
Operating noninterest expense reconciliation
Operating net income reconciliation
Net income (GAAP)	$18,659	$11,815
Acquisition-related expenses	4,617	862
Gain on sale of Thomaston branch	—	(1,026)
Writedown of Building	—	582
Income tax benefit of expenses	(874)	(88)
Operating net income	$22,402	$12,145
Weighted average diluted shares	11,254,130	9,498,783
Adjusted earnings per diluted share	$1.99	$1.28

Tangible book value per common share reconciliation
Book value per common share (GAAP)	$15.92	$15.21
Effect of goodwill and other intangibles	(4.41)	(1.95)
Tangible book value per common share	11.51	13.26

COVID-19 and Recent Events

The U.S. economy contracted in the first half of 2020, ending the longest expansionary period in U.S. history, due to the COVID-19 pandemic. During March 2020, in an effort to lessen the impact of COVID-19 on consumers and businesses, the Federal Reserve reduced the federal funds rate 1.5 percentage points to 0.00 to 0.25 percent and the U.S. government enacted the CARES Act, the largest economic stimulus package in the nation’s history. The Company responded to the pandemic, beginning in March 2020, by supporting our clients, employees, and communities with such measures as remote work capabilities and branch service enhancements, loan payment deferrals, and accelerated investments in several technology initiatives that provided more convenience and a better digital experience as clients adapted to this highly virtual environment. The Company participated in the PPP and funded approximately 2,600 loans totaling approximately $193.2 million under the programs available in both 2020 and 2021, and $144.0 million in PPP loans related to CARES Act were forgiven.

Additional government spending measures and the availability of vaccines improved consumer confidence and demand, and the economy largely reopened in 2021, leading to a reduction in the unemployment rate and accelerated GDP growth. While 2021 has seen a recovery in the U.S. economy compared to 2020, uncertainty and market disruptions such as additional coronavirus variants, pandemic-related supply chain issues and labor shortages persist. The economic expansion has been met with inflationary pressures that are expected to result in the Federal Open Market Committee policy-tightening in 2022, likely including multiple interest rate hikes. With a strong asset-sensitive balance sheet and our strong position in our market markets, we expect increases in loan demand and interest rates will improve returns going forward.

Critical Accounting Estimates

The consolidated financial statements of Colony are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industry in which it operates. This preparation requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the consolidated financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the valuation of loan acquisition transactions, as well as the determination of the allowance for loan losses and income taxes and, therefore, are critical accounting policies. In addition to the discussion that follows, the accounting policies related to these estimates are further described in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

Business Combinations and Valuation of Loans Acquired in Business Combinations

We account for acquisitions under Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. Assets acquired and liabilities assumed in a business combination are recorded at the estimated fair value on their purchase date. As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities, where it was not possible to estimate the acquisition date fair value upon consummation. Management finalized the fair values of acquired assets and assumed liabilities within this 12-month period and management currently considers such values to be the Day 1 Fair Values for the acquisition transactions.

In particular, the valuation of acquired loans involves significant estimates, assumptions and judgment based on information available as of the acquisition date. Loans acquired in a business combination transaction are evaluated either individually or in pools of loans with similar characteristics; including consideration of a credit component. A number of factors are considered in determining the estimated fair value of purchased loans including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, contractual interest rates compared to market interest rates, and net present value of cash flows expected to be received.

Allowance for Loan Losses

The allowance for loan losses is a critical accounting estimate that requires significant judgments and assumptions, which are inherently subjective. The use of different estimates or assumptions could have a significant impact on the provision for credit losses, allowance for loan losses, financial condition, and results of operations. The economic and business climate in any given industry or market is difficult to gauge and can change rapidly, and the effects of those changes can vary by borrower.

The allowance consists of specific, historical and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. The historical component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors. A general component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The general component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and historical losses in the portfolio. General valuation allowances are based on internal and external qualitative risk factors such as (1) changes in lending policies and procedures, including changes in underwriting standards and collections, charge offs, and recovery practices, (2) changes in international, national, regional, and local conditions, (3) changes in the nature and volume of the portfolio and terms of loans, (4) changes in the experience, depth, and ability of lending management, (5) changes in the volume and severity of past due loans and other similar conditions, (6) changes in the quality of the organization's loan review system, (7) changes in the value of underlying collateral for collateral dependent loans, (8) the existence and effect of any concentrations of credit and changes in the levels of such concentrations, and (9) the effect of other external factors (i.e. competition, legal and regulatory requirements) on the level of estimated credit losses.

Consolidated net income and stockholders’ equity could be affected if management’s estimate of the allowance necessary to cover loan losses is subsequently materially different, requiring a change in the level of provision for loan losses to be recorded. While management uses currently available information to recognize losses on loans, future adjustments may be necessary based on newly received appraisals, updated commercial customer financial statements, rapidly deteriorating customer cash flow, and changes in economic conditions or forecasts that affect the Company's customers.

Income Taxes

The assessment of income tax assets and liabilities involves the use of estimates, assumptions, interpretation, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings.

Colony files a consolidated federal income tax return and a combined state income tax return (both of which include Colony and its wholly owned subsidiaries). Accordingly, amounts equal to tax benefits of those companies having taxable federal losses or credits are reimbursed by the companies that incur federal tax liabilities. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax law rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through provision for income tax expense. Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Colony may also recognize a liability for unrecognized tax benefits from uncertainty in income taxes. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements. Penalties related to unrecognized tax benefits are classified as income tax expense.

Overview

The following discussion and analysis present the more significant factors affecting the Company’s financial condition as of December 31, 2021 and 2020 and results of operations for each of the two year-periods ended December 31, 2021. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 19% federal tax rate for 2021 and a 21% federal rate for 2020, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average interest-earning assets. Net income available to common shareholders totaled $18.7 million, or $1.66 per diluted shares in 2021, compared to $11.8 million, or $1.24 per diluted shares in 2020.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 64.3% of total revenue during 2021 and 66.76% of total revenue during 2020.

Net interest margin is the taxable-equivalent net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 3.25% as of December 31, 2021 and 2020. The Federal Reserve Board sets general market rates of interest, including the deposit and loan rates offered by many financial institutions. During 2021, the prime interest rate remained the same.  During 2020, the prime interest rate decreased by 100 basis points.

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

	Changes from 2020 to 2021 (a)
(dollars in thousands)	Volume	Rate	Total
Interest income
Loans, net of unearned fees	$4,850	$(272)	$4,578
Investment securities, taxable	4,329	(1,861)	2,468
Investment securities, exempt	861	(31)	830
Interest-bearing deposits	85	(309)	(224)
Total interest income	10,125	(2,473)	7,652

Interest expense
Interest-Bearing Demand and Savings Deposits	681	(1,622)	(941)
Time Deposits	(94)	(1,963)	(2,057)
FHLB Advances	36	(88)	(52)
Paycheck Protection Program Liquidity Facility ("PPPLF")	(147)	35	(112)
Other Borrowings	(202)	(119)	(321)
Total interest expense	274	(3,757)	(3,483)

Net interest income	$9,851	$1,284	$11,135

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

The Company maintains about 22.36% of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in non-maturing core deposits and short term certificates of deposit that mature within one year. During 2021, Federal Reserve rates remained stable. The Federal Reserve rates decreased 150 basis points in 2020. We have seen the net interest margin decrease to 3.39% for 2021, compared to 3.50% for 2020.

Taxable-equivalent net interest income for 2021 increased by $11.1 million or 20.0%, compared to 2020, due to an increase in loan fee income generated through PPP loan originations during 2021, which was approximately $5.4 million and increase in investment securities income, along with decreases in interest expense. The average volume of interest-earning assets during 2021 increased $378.5 million compared to 2020 while over the same period the net interest margin decreased 11 basis points to 3.39% from 3.50%. The change in the net interest margin in 2021 and 2020 was primarily driven by a continued higher level of low yielding assets offset by a decrease in the cost of funds, as well as downward pressure exerted from lower yielding PPP loans offset by lowering our borrowing costs during the year as well as lower interest on the level of deposits on our balance sheet. Growth in average earning assets during 2021 was primarily in loans and interest-bearing deposits in other banks related to the acquisition of SouthCrest Financial Group, Inc ("SouthCrest").

The average volume of loans increased $94.9 million in 2021 compared to 2020, which reflects both organic loan growth, growth from acquisition of SouthCrest offset by $144.0 million in loans PPP loans forgiven. The average yield on loans remained stable from 2021 compared to 2020, and only decreased two basis points. The average volume of interest-bearing deposits increased $279.1 million in 2021 compared to 2020. Average demand deposits increased $286.8 million while average time deposits decreased $7.7 million in 2021 compared to 2020.

Accordingly, the ratio of average interest-bearing deposits to total average deposits was 75.3% in 2021 and 78.8% in 2020. For 2021, this deposit mix, combined with a general decrease in interest rates, had the effect of (i) decreasing the average cost of total deposits by 32 basis points in 2021 compared to 2020 and (ii) offsetting a portion of the impact of decreasing yields on interest-earning assets on the Company’s net interest income.

The Company’s net interest spread, which represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities, remained stable and only decreasing to 3.32% in 2021 from 3.37% in 2020. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in "Market Risk and Interest Rate Sensitivity" included elsewhere in this report.

AVERAGE BALANCE SHEETS

	2021			2020
	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Loans, net of unearned fees (1)	$1,186,919	$60,380	5.09%	$1,092,009	$55,802	5.11%
Investment securities, taxable	547,793	9,343	1.71	336,140	6,875	2.05
Investment securities, exempt (2)	61,476	1,161	1.89	17,070	331	1.94
Deposits in banks and short term investments	169,188	214	0.13	141,641	438	0.31
Total interest-earning assets	1,965,376	71,098	3.62	1,586,860	63,446	4.00
Total noninterest-earning assets	135,916			104,375
Total assets	$2,101,292			$1,691,235

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	1,073,824	929	0.09%	787,030	1,870	0.24%
Time deposits	297,704	1,672	0.56	305,374	3,729	1.22
Total interest-bearing deposits	$1,371,528	$2,601	0.19	$1,092,404	$5,599	0.51
FHLB advances	34,849	691	1.98	33,249	743	2.23
Paycheck Protection Program Liquidity Facility	25,546	93	0.36	90,768	205	0.23
Other borrowings	32,686	1,012	3.10	38,527	1,333	3.46
Total interest-bearing liabilities	1,464,609	4,397	0.30	1,254,948	7,880	0.63
Noninterest-bearing demand deposits	449,445			294,008
Other liabilities	11,195			4,325
Stockholders' equity	176,043			137,954
Total liabilities and stockholders' equity	$2,101,292			$1,691,235
Interest rate spread			3.32%			3.37%
Net interest income		$66,701			$55,566
Net interest margin			3.39%			3.50%

(1)The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable-equivalent adjustments totaling $268,000 and $252,000 for the year ended December 31, 2021 and 2020, respectively, are included in income and fees on loans. Accretion income of $470,000 and $763,000 for the year ended December 31, 2021 and 2020 are also included in income and fees on loans.
(2)Taxable-equivalent adjustments totaling $244,000 and $69,000 for the year ended December 31, 2021 and 2020, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on federal tax rate of 19% and 21% with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations for the year ended December 31, 2021 and 2020, respectively.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $700,000 in 2021 compared to $6.6 million in 2020. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses. The decrease in provision for loan losses for the year ended December 31, 2021 compared to 2020 is largely due to the reserve levels that have already been established in response to the COVID-19 pandemic. See the section captioned “Loans and Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses. Net recoveries for the year ended December 31, 2021 were $83,000 compared to net charge-offs of $1.3 million for the same period in 2020. As of December 31, 2021, Colony’s allowance for loan losses was $12.9 million, or 0.96% of total loans, compared to $12.1 million, or 1.14% of total loans, at December 31, 2020. At December 31, 2021 and 2020, nonperforming assets were $5.8 million and $10.2 million, or 0.21% and 0.58% of total assets, respectively. While asset quality remains stable period over period, social and economic disruption in response to the COVID-19 pandemic continued to result in business closures and job losses during the year ended 2021.

Noninterest Income

The components of noninterest income were as follows:

			$	%
(dollars in thousands)	2021	2020	Variance	Variance
Service charges on deposit accounts	$6,213	$5,293	$920	17.38%
Mortgage fee income	13,213	9,149	4,064	44.42
Gain on sales of SBA loans	7,547	1,600	5,947	100.00
Gain (loss) on sales of securities	(87)	926	(1,013)	-109.40
Gain on sales of assets	—	1,082	(1,082)	100.00
Interchange fees	6,929	4,988	1,941	38.91
BOLI income	1,041	743	298	40.11
Other	1,434	463	971	209.81
Total	$36,290	$24,244	$12,046	49.69%

Noninterest income increased $12.0 million, or 49.69% from 2020. The Company saw considerable increases in mortgage fee income, gain on sale of SBA loans, and interchange fees, off-set slightly by losses on sales of securities and the absence of a gain on sale of assets in 2021. The increase in mortgage fee income is primarily attributed to the increase in volume of mortgage activity as well as the acquisition of SouthCrest in August 2021. Furthermore, during the years ended December 31, 2020 and 2021, there was an increase in the demand for mortgage rate locks and mortgage closings due to a historically low interest rate environment. The decrease in mortgage rates was partially attributable to the 150 basis point decrease in the national federal funds rate during the year ended December 31, 2020 and remained in effect for 2021 in response to the COVID-19 pandemic. Gain on sale of SBA loans increased $5.9 million in 2021 from 2020. The increase in 2021 is primarily attributable to the continued growth in the Small Business Specialty Lending division. The increase of $1.9 million in interchange fees was a result of the perks program the Company offered from Discover® and the program becoming the Bank's primary program late in 2020.

Noninterest Expense

The components of noninterest expense were as follows:

			$	%
(dollars in thousands)	2021	2020	Variance	Variance
Salaries and employee benefits	$45,596	$34,141	$11,455	33.55%
Occupancy and equipment	6,149	5,311	838	15.78
Acquisition related expenses	4,617	862	3,755	435.61
Information technology	7,673	5,746	1,927	33.54
Professional Fees	2,951	2,250	701	31.16
Advertising and public relations	2,657	2,111	546	25.86
Communications	1,373	835	538	64.43
Writedown of building	90	582	(492)	100.00
FHLB prepayment penalty	—	925	(925)	100.00
Other	7,609	5,538	2,071	37.40
Total	$78,715	$58,301	$20,414	35.01%

Increases in salaries and employee benefits, acquisition related expenses, information technology expenses accounted for the majority of the increase in noninterest expense, offset by the writedown of the Thomaston building and FHLB prepayment penalties in 2020. The increase in salaries and employee benefits of $11.5 million in 2021 was primarily attributable to merit pay increases and salaries from the SouthCrest and insurance acquisitions completed in the last half of 2021, as well as commissions paid to mortgage employees due to an increase in volume. Information technology expenses increased $1.9 million primarily due to the Company's additional processing needs due to growth, as well as implementation of new software. Other noninterest expense increased due to increases in FDIC insurance from acquisition of SouthCrest and deposit charge-offs.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $2.1 billion in 2021 compared to $1.7 billion in 2020.

(dollars in thousands)	2021		2020

Sources of Funds:
Noninterest-bearing deposits	$449,445	21.39%	$294,008	17.38%
Interest-bearing deposits	1,371,528	65.27%	1,092,404	64.59
FHLB advances	34,849	1.66%	33,249	1.97
PPPLF	25,546	1.22%	90,768	5.37
Other borrowings	32,685	1.56%	38,527	2.28
Other noninterest-bearing liabilities	11,196	0.53%	4,325	0.26
Equity capital	176,043	8.37%	137,954	8.15
Total	$2,101,292	100.00%	$1,691,235	100.00%

Uses of Funds:
Loans held for sale and loans	$1,186,919	56.49%	$1,092,009	64.57%
Investment securities	609,269	28.99%	353,210	20.88
Deposits in banks and short term investments	169,188	8.05%	141,641	8.38
Other noninterest-bearing assets	135,916	6.47%	104,375	6.17
Total	$2,101,292	100.00%	$1,691,235	100.00%

Deposits continue to be the Company’s primary source of funding. Over the comparable periods, interest-bearing deposits continues to be the largest component of the Company's mix of deposits. Average interest-bearing deposits totaled 75.3% in 2021 compared to 78.8%% of total average deposits in 2020.

The Company primarily invests funds in loans and securities. Loans continue to be the largest component of the Company’s mix of invested assets.

Loans

The following table presents the composition of the Company’s loan portfolio as of December 31 for the past five years.

(dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2016
Construction, land & land development	$165,446	$121,093	$96,097	$60,310	$53,762
Other commercial real estate	787,392	520,391	540,239	435,961	418,669
Total commercial real estate	952,838	641,484	636,336	496,271	472,431
Residential real estate	212,527	183,021	194,796	187,592	193,924
Commercial , financial, & agricultural	154,048	213,380	114,360	74,166	64,523
Consumer & other	18,564	21,618	23,322	23,497	33,911
Total loans, net of unearned fees	1,337,977	1,059,503	968,814	781,526	764,789
Allowance for loan losses	(12,910)	(12,127)	(6,863)	(7,277)	(7,508)
Loans, net	$1,325,067	$1,047,376	$961,951	$774,249	$757,281

Maturity and Repricing Opportunity

The following table presents total loans as of December 31, 2021 according to maturity distribution and/or repricing opportunity on adjustable rate loans.

(dollars in thousands)	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
Construction, land & land development	$99,837	$35,389	$12,953	$17,267	$165,446
Other commercial real estate	85,737	258,403	403,288	39,964	787,392
Total commercial real estate	185,574	293,792	416,241	57,231	952,838
Residential real estate	10,093	58,650	87,000	56,784	212,527
Commercial, financial, & agricultural	29,889	70,186	51,757	2,216	154,048
Consumer & other	4,236	12,813	1,515	—	18,564
Total loans, net of unearned fees	229,792	435,441	556,513	116,231	1,337,977

Overview. Loans totaled $1.3 billion at December 31, 2021, up 26.3% from $1.1 billion at December 31, 2020. The majority of the Company’s loan portfolio is comprised of the real estate loans. Commercial and residential real estate which is primarily 1-4 family residential properties, nonfarm nonresidential properties and real estate construction loans made up 87.1% and 77.8% of total loans at December 31, 2021 and December 31, 2020, respectively. Commercial, financial, & agriculture represents another 11.5% of the population of the loans at December 31, 2021 down from 20.1% of the population at December 31, 2020. The reason for the decrease is primarily due to the PPP loan production during 2020. These loans were at gross $9.0 million at December 31, 2021 compared to a gross of $101.1 million at December 31, 2020. The PPP loans are included in our commercial, financial and agricultural loans.

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

Commercial, financial and agricultural. Commercial and agricultural loans at December 31, 2021 decreased by $59.3 million, or 27.8% to $154.0 million from December 31, 2020 at $213.4 million. This decrease was primarily attributable to the PPP loans which was $101.1 million at December 31, 2020 versus $9.0 million at December 31, 2021, offset by growth from the SouthCrest acquisition. The Company’s commercial and agricultural loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. These agricultural lines typically reduce in size at year end as crops are sold. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Construction, land and land development.  Construction, land and land development loans increased by $44.4 million, or 36.6%, at December 31, 2021 to $165.4 million from $121.1 million at December 31, 2020. This increase was primarily attributable to the acquisition of SouthCrest and the continued growth of the business during 2021.

Other commercial real estate. Other commercial real estate loans increased by $267.0 million, or 51.3%, at December 31, 2021 to $787.4 million from $520.4 million at December 31, 2020. This increase was primarily attributable due to the acquisition of SouthCrest and the continued growth of the business during 2021.
Residential Real Estate Loans. Residential real estate loans increased by $29.5 million or 16.1%, at December 31, 2021 to $212.5 million from $183.0 million at December 31, 2020. This increase was primarily attributable due to the acquisition of SouthCrest and the continued growth of the business during 2021. Residential real estate loans consist of revolving, open-end and closed-end loans as well as those secured by closed-end first and junior liens.
Consumer and other. Consumer and other loans include loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer and other loans at December 31, 2021 decreased $3.1 million or 14.1% to $18.6 million from $21.6 million at December 31, 2020. This decrease was primarily attributable to payoffs and amortization of the portfolio.

Industry concentrations. As of December 31, 2021 and December 31, 2020, there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business. The Company has established industry-specific guidelines with respect to maximum loans permitted for each industry with which the Company does business.

Collateral concentrations. Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At December 31, 2021, approximately 87.1% of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis. In recent years, we have seen real estate values stabilizing in our markets. The stabilization of rates has resulted in a decrease in the number of loans being classified as impaired over the past several years.

Large credit relationships. The Company currently operates 31 branches in north, central, south and coastal Georgia and includes metropolitan markets in Forsyth, Fulton, Fayette, Dougherty, Lowndes, Houston, Chatham and Muscogee counties. As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business. The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million. In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Executive Loan Committee and Director Loan Committee must approve all new and renewed credit facilities which are part of large credit relationships. At December 31, 2021, our largest 20 relationships consisted of loans and loan commitments, where the total committed balance was $203.6 million with $160.6 million outstanding. At December 31, 2020, our largest 20 relationships had total committed balance of $174.8 million with $156.2 million outstanding.

Maturities and sensitivities of loans to changes in interest rates. The following table presents the maturity distribution of the Company’s loans at December 31, 2021. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

(dollars in thousands)	Due in One Year or Less	After One, but within Five Years	After Five Years, but within Fifteen Years	After Fifteen Years	Total
Loans with fixed interest rates	$134,376	$393,599	$460,333	$50,558	$1,038,866
Loans with floating interest rates	95,416	41,842	97,222	64,631	299,111

Total	$229,792	$435,441	$557,555	$115,189	$1,337,977

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

Nonperforming Assets and Potential Problem Loans

Although asset quality experienced some recovery during the year December 31, 2021, the continuing effects of the COVID-19 pandemic will likely have an impact on our asset quality, but it is unknown to what extent at this point. Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned ("OREO"). Nonaccrual loans totaled $5.4 million at December 31, 2021, a decrease of $3.68 million, or 40.3%, from $9.1 million at December 31, 2020. There were no loans contractually past due 90 days or more and still accruing for either period presented. At December 31, 2021, OREO totaled $281,000, a decrease of $725,000, or 72.1%, compared with $1.0 million at December 31, 2020. The change in OREO is a combination of sales of assets during 2020 offset by asset additions and additions from the acquisition of SouthCrest. At the end of the year ended December 31, 2021, total nonperforming assets as a percent of total assets decreased to 0.21% compared with 0.58% at December 31, 2020.

At December 31, 2021, 4.7% of the Company’s loan portfolio, or $62.9 million, is in the hotel sector which we expected to be the most sensitive to the COVID-19 pandemic, of which $5.5 million in loans are guaranteed. While our entire loan portfolio is being continuously assessed, enhanced monitoring for these sectors is ongoing. We are continuously working with these customers to evaluate how the current economic conditions are impacting, and will continue to impact, their business operations.

Year-end nonperforming assets and accruing past due loans were as follows:

(dollars in thousands)	2021	2020	2019
Loans accounted for on nonaccrual	$5,449	$9,128	$9,827
Loans accruing past due 90 days or more	—	—	—
Other real estate foreclosed	281	1,006	1,320
Repossessed assets	49	30	13
Total nonperforming assets	$5,779	$10,164	$11,160

Nonperforming loans by segment
Construction, land & land development	$31	$197	$128
Commercial real estate	837	4,613	3,772
Residential real estate	3,839	2,958	3,728
Commercial, financial & agricultural	708	1,065	2,061
Consumer & other	34	295	138
Total nonperforming loans	$5,449	$9,128	$9,827

Nonperforming assets as a percentage of:
Total loans, other real estate and foreclosed assets	0.43%	0.96%	1.15%
Total assets	0.21%	0.58%	0.74%
Nonperforming loans as a percentage of:
Total loans	0.41%	0.86%	1.01%

Supplemental data:
Trouble debt restructured loans in compliance with modified terms (1)	$7,326	$12,320	$12,337
Trouble debt restructured loans
Past due 30-89 days (1)	—	273	—
Accruing past due loans:
30-89 days past due (1)	$4,567	$3,092	$2,615
90 or more days past due	—	—	—
Total accruing past due loans	$4,567	$3,092	$2,615

Allowance for loan losses	$12,910	$12,127	$6,863
Allowance for loan losses as a percentage of:
Total loans	0.96%	1.14%	0.71%
Nonperforming loans	236.92	132.85	69.84

(1) Loans granted payment deferrals related to the COVID-19 pandemic are not reported as past due or placed on nonaccrual status (provided the loans were not past due or on nonaccrual status prior to the deferral), there were no loans under these terms deemed past due or nonaccrual as of December 31, 2021 and December 31, 2020.

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, foreclosed real estate, repossessed assets and nonaccrual securities. Nonperforming assets at December 31, 2021 decreased 43.1% from December 31, 2020, as a result of the decrease in nonaccrual loans and the sale of other real estate owned property.

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

The restructuring of a loan is considered a "troubled debt restructuring ("TDR")" if both (i) the borrower is experiencing financial difficulties, and (ii) the Company has granted the borrower a concession that we would not consider otherwise. At December 31, 2021, TDRs totaled $7.3 million, a decrease from $12.3 million reported December 31, 2020. At December 31, 2021 and 2020, all TDRs were performing according to their modified terms and were therefore not considered to be nonperforming assets.

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

The Company’s allowance for loan losses consists of specific valuation allowances established for probable losses on specific loans and historical valuation allowances for other loans with similar risk characteristics. The allowances established for probable losses on specific loans are the result of management’s quarterly review of substandard loans with an outstanding balance of $250,000 or more and impaired troubled debt restructured loans. This review process usually involves the Chief Credit Officer and Director of Credit Administration along with local lending officers reviewing the loans for impairment. Specific valuation allowances are determined after considering the borrower’s financial condition, collateral deficiencies, and economic conditions affecting the borrower’s industry, among other things. In the case of collateral dependent loans, collateral shortfall is most often based upon local market real estate value estimates. This review process is performed at the subsidiary bank level and is reviewed at the parent Company level.

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

	December 31,		December 31,		December 31,		December 31,		December 31,
(dollars in thousands)	2021		2020		2019		2018		2017
	Reserve	%(1)	Reserve	%(1)	Reserve	%(1)	Reserve	%(1)	Reserve	%(1)
Construction, land & land development	$1,127	12.4%	$1,013	11.4%	$215	9.9%	$131	7.7%	$1,216	7.0%
Commercial real estate	7,691	58.8	6,880	49.1	3,908	55.8	5,251	55.8	4,654	54.7
Residential real estate	1,805	15.9	2,278	17.3	980	20.1	1,181	24.0	968	25.4
Commercial , financial, & agricultural	1,083	11.5	1,713	20.1	1,657	11.8	618	9.5	633	8.4
Consumer & other	1,204	1.4	243	2.1	103	2.4	96	3.0	37	4.4
	$12,910	100.0%	$12,127	100.0%	$6,863	100.0%	$7,277	100.0%	$7,508	100.0%
(1) Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

(dollars in thousands)	2021	2020	2019	2018	2017
Allowance for loan losses at beginning of year	$12,127	$6,863	$7,277	$7,508	$8,923
Charge-offs
Construction, land & land development	—	4	29	—	52
Commercial real estate	568	226	119	257	1,027
Residential real estate	3	206	758	162	1,048
Commercial , financial, & agricultural	274	242	403	247	458
Consumer & other	68	1,103	784	299	330
Total charge-offs	$913	$1,781	$2,093	$965	$2,915
Recoveries
Construction, land & land development	466	45	82	155	266
Commercial real estate	118	153	218	52	544
Residential real estate	274	142	174	91	82
Commercial , financial, & agricultural	91	43	36	161	141
Consumer & other	47	104	65	74	77
Total recoveries	996	487	575	533	1,110
Net (recoveries)/ charge-offs	(83)	1,294	1,518	432	1,805
Provision for loans losses	700	6,558	1,104	201	390
Allowance for loan losses at end of year	$12,910	$12,127	$6,863	$7,277	$7,508

Ratio of net (recoveries)/charge-offs to average loans	(0.01)%	0.12%	0.11%	0.04%	0.15%

The allowance for loan losses increased from $12.1 million or 1.14% of total loans at December 31, 2020 to $12.9 million, or 0.96% of total loans at December 31, 2021. Excluding outstanding PPP loans of $9.0 million and $101.1 million as of December 31, 2021 and December 31, 2020, the allowance for loan losses as a percentage of total loans was 0.96% and 1.27%, respectively. The allowance for loan losses allocated 0.10% of the balance to our PPP loan portfolio at December 31, 2020. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors.

Social and economic disruption in response to the COVID-19 pandemic continue to result in businesses closures and job losses during the year ended 2021. Net (recoveries)/charge-off’s continued to improve by $1.4 million from 2020 resulting in net recovery of $83,000. As such, additional qualitative measures were incorporated as part of the December 31, 2021 allowance for loan losses calculation for the economic uncertainties caused by the COVID-19 pandemic, which was the primary cause for the increase to the provision for loan losses during the year ended December 31, 2021 compared to the same period 2020. Additional reserves were also allocated to the non-owner occupied commercial real estate pools due to economic impacts in the retail and hospitality sectors.

Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio as of December 31, 2021. The continuing impact of the COVID-19 pandemic during 2021 leading to significant market changes, high levels of unemployment and increasing degrees of uncertainty in the U.S. economy, the impact on collectability is not currently known, and it is possible that additional provisions for credit losses could be needed in future periods.

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of December 31, 2021, 2020 and 2019.

(dollars in thousands)	2021	2020	2019
U.S. treasury securities	$87,551	$245	$—
U.S. agency	17,781	1,004	—
State, county and municipal securities	250,153	62,388	5,115
Corporate debt securities	48,408	4,250	2,806
Mortgage-backed securities	534,271	312,927	339,411
Total debt securities	$938,164	$380,814	$347,332

The following table represents expected maturities and weighted-average yields of investment securities held by the Company as of December 31, 2021 (mortgage-backed securities are based on the average life at the projected speed, while State and Political Subdivisions reflect anticipated calls being exercised).

			After 1 Year But		After 5 Years But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. treasury securities	$—	—%	$33,405	1.06%	$54,146	1.02%	$—	—%
U.S. agency	—	—	6,812	1.13	10,969	1.40	—	—
State, county and municipal securities	453	3.47	1,036	1.84	41,753	1.73	206,911	1.92
Corporate debt securities	—	—	8,369	3.45	36,143	3.97	3,896	5.13
Mortgage-backed securities	1,789	—	47,094	4.45	94,723	4.94	390,665	1.65
Total debt securities	$2,242	3.51%	$96,716	2.93%	$237,734	3.17%	$601,472	1.76%

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

At December 31, 2021, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the Company’s stockholders’ equity.

The average yield of the securities portfolio was 1.72% in 2021 and 2.04% in 2020. The decrease in the average yield from 2021 to 2020 was primarily attributed to the purchase of new securities which have a lower yield.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 2021, 2020, and 2019.

	2021		2020		2019
(dollars in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-bearing demand deposits	$449,445	—	$294,008	—	$208,320	—
Interest-bearing demand and savings deposits	1,073,824	0.09%	787,030	0.24%	640,180	0.67%
Time deposits	297,704	0.56%	305,374	1.22%	361,319	1.60%
Total deposits	$1,820,973	0.14%	$1,386,412	0.40%	$1,209,819	0.83%

The following table presents the maturities of the Company’s time deposits as of December 31, 2021.

(dollars in thousands)	Time Deposits $250,000 or Greater	Time Deposits Less than $250,000	Total
Months to Maturity
3 or less	$18,171	$56,628	$74,799
Over 3 through 6	19,808	47,154	66,962
Over 6 through 12	17,415	91,676	109,091
Over 12 Months	18,013	80,363	98,376
	$73,407	$275,821	$349,228

Average deposits increased $434.6 million in 2021 compared to 2020. The increase in 2021 included $286.8 million or 36.4% in interest-bearing demand and savings deposits while, at the same time, noninterest bearing deposits increased $155.4 million, or 52.9% and time deposits decreased $7.7 million, or 2.5%. The growth in our deposits is due primarily to acquisition of SouthCrest, combination of government stimulus programs, PPP loan proceeds retained on deposits by corporate borrowers, and customer expense and savings habits in response to the COVID-19 pandemic.

The Company supplements deposit sources with brokered deposits. As of December 31, 2021, the Company had $883,000, or 0.04% of total deposits, in brokered certificates of deposit attracted by external third parties. Additional information is provided in the Notes to Consolidated Financial Statements for Deposits.

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

The following table summarizes commitments and contractual obligations outstanding at December 31, 2021.

(dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Borrowings	$88,448	$5,313	$3,000	$11,750	$68,385
Operating lease liabilities	665	493	172	—	—
Time Deposits	349,228	250,852	83,224	14,264	888
	$438,341	$256,658	$86,396	$26,014	$69,273

Other Commitments:
Loan commitments	$318,853	$191,067	$48,363	$7,105	$72,318
Standby letters of credit	4,869	2,923	1,946	—	—
	323,722	193,990	50,309	7,105	72,318
Total Contractual Obligations and Other Commitments	$762,063	$450,648	$136,705	$33,119	$141,591

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Loan commitments outstanding at December 31, 2021 are included in the preceding table.

Standby Letters of Credit. Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2021 are included in the preceding table.

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

At December 31, 2021, shareholders’ equity totaled $217.7 million compared to $144.5 million at December 31, 2020. In addition to net income of $18.7 million, other significant changes in shareholders’ equity during 2020 included $71.4 million issuance of common stock from SouthCrest acquisition, and $4.5 million of dividends declared on common stock. The accumulated other comprehensive loss component of stockholders’ equity totaled $6.2 million at December 31, 2021 compared to accumulated other comprehensive income $6.8 million at December 31, 2020. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items.

Tier 1 capital consists of common stock and qualifying preferred securities less goodwill, intangibles and disallowed deferred tax assets. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25% of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of December 31, 2021 was 11.28% and total Tier 1 and 2 risk-based capital was 12.05%. Both of these measures compare favorably with the regulatory minimum of 6.0% for Tier 1 and 8% for total risk-based capital. The Company’s common equity Tier 1 ratio as of December 31, 2021 was 9.87%, which exceeds the regulatory minimum of 4.50%. The Company’s Tier 1 leverage ratio as of December 31, 2021 was 7.25%, which exceeds the required ratio standard of 4.0%.

The Bank participate in the PPP and the PPPLF to fund PPP Loans. In accordance with regulatory guidance, PPP loans pledged as collateral for PPPLF, and PPPLF advances, are excluded from leverage capital ratios. PPP loans will also carry a 0% risk-weight for risk-based capital rules.

For the year ended December 31, 2021, average capital was $176.0 million representing 8.4% of average assets for the year. This compares to average capital of $138.0 million, representing 8.2% of average assets for 2020.

For the years ended December 31, 2021 and 2020, the Company did not have any material commitments for capital expenditures.

In 2021, the Company granted 187,600 restricted shares of common stock and these restricted shares vest over a three year period.

A cash dividend of $4.5 million and $3.8 million was paid for the year ended December 31, 2021 and 2020, respectively.

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

Cash and cash equivalents at December 31, 2021 and 2020 were $197.2 million and $183.5 million, respectively. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs in these unsettled times without any material adverse impact on our operating results.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of December 31, 2021, the available for sale bond portfolio totaled $938.2 million At December 31, 2020, the available for sale bond portfolio totaled $380.8 million. Only marketable investment grade bonds are purchased. Although approximately 26% of the Bank’s bond portfolio is encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. Colony had ratios of loans to deposits of 56.3% as of December 31, 2021 and 73.3% as of December 31, 2020. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at December 31, 2021 and December 31, 2020 were 54.9% and 71.5%, respectively. Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the Banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At December 31, 2021 and December 31, 2020, the Bank had $73.4 million and $34.9 million, respectively, in certificates of deposit of $250,000 or more. These larger deposits represented 3.1% and 2.4%  of total deposits as of December 31, 2021 and 2020, respectively. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

The Company supplemented deposit sources with brokered deposits. As of December 31, 2021, the Company had $883,000 or 0.1% of total deposits in CDARS. Additional information is provided in the Notes to the Consolidated Financial Statements regarding these brokered deposits. Additionally, the Company uses external deposit listing services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. The deposits obtained from listing services are often referred to as wholesale or internet CDs. As of December 31, 2021, the Company had $99,000 in internet certificates of deposit obtained through deposit listing services.

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, Colony and its subsidiary have established multiple borrowing sources to augment their funds management. The Company has borrowing capacity through membership of the Federal Home Loan Bank program. The Bank has also established overnight borrowing for Federal Funds Purchased through various correspondent banks. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs in the future without any material adverse impact on operating results. At December 31, 2021 and 2020, we had $51.7 million and $22.5 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $574.7 million and $416.1 million of additional borrowing availability with the FHLB at December 31, 2021 and 2020, respectively.

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

Regulatory and Economic Policies

The Company’s business and earnings are affected by general and local economic conditions and by the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things. The Federal Reserve Board regulates the supply of money in order to influence general economic conditions. Among the instruments of monetary policy available to the Federal Reserve Board are (i) conducting open market operations in United States government obligations, (ii) changing the discount rate on financial institution borrowings, (iii) imposing or changing reserve requirements against financial institution deposits, and (iv) restricting certain borrowings and imposing or changing reserve requirements against certain borrowings by financial institutions and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on the earnings of the Company.

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

Colony has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve's targeted range of 0.25% and the prime rate of 3.25% at December 31, 2021. Colony has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points and a decline of 100 basis points to determine the sensitivity of net interest income for the next twelve months. As illustrated in the table below, the net interest income sensitivity model indicates that, compared with a net interest income forecast assuming stable rates, net interest income is projected to increase by 6.83% and 13.80% if interest rates increased by 100 and 200 basis points, respectively. Net interest income is projected to decline by 3.18% if interest rates decreased by 100 basis points. These changes were within Colony’s policy limit of a maximum 15% negative change.

Twelve Month Net Interest Income Sensitivity
	Estimated Change in Net Interest Income as of December 31,
Change in Short-term Interest Rates (in basis points)	2021	2020
+200	13.80%	12.55%
+100	6.83%	6.71%
Flat	—%	—%
-100	-3.18%	-2.91%

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

Item 8

Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Colony Bankcorp, Inc. and Subsidiaries
Fitzgerald, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Colony Bankcorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgement. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

Description of the Matter

The Company’s loan portfolio totaled $1.338 billion as of December 31, 2021, and the associated allowance for loan losses (“ALL”) was $12.9 million. As discussed in Notes 1, 4, and 5 to the consolidated financial statements, the ALL is established to absorb probable credit losses inherent in the Company’s loan portfolio. Management’s estimate for the probable credit losses is established through quantitative, as well as qualitative, factors. The Company attributes portions of the allowance to loans that it evaluates individually and determines to be impaired. For non-impaired loans, the ALL is estimated based on historical default and/or loss information for pools of loans with similar risk characteristics and product types. The Company’s methodology for determining the appropriate ALL also considers the imprecision inherent in the estimation process. As a result, management adjusts the ALL for consideration of the potential impact of qualitative factors, which include levels of and trends in delinquencies and impaired loans (including TDRs); levels of and trends in charge-offs and recoveries; migration of loans to the classification of special mention, substandard, or doubtful; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentration.

Auditing management’s estimate of the ALL involved a high degree of subjectivity in evaluating the qualitative factors that management assessed and the measurement of each qualitative factor. Management’s assessment and measurement of the qualitative factors is highly judgmental and has a significant effect on the ALL.

How We Addressed the Matter in Our Audit

Our audit procedures related to the qualitative factors of the ALL included the following procedures, among others. We gained an understanding of the Company’s process for establishing the ALL, including the identification and measurement of qualitative factors. We evaluated the design and documented the operating effectiveness of controls relevant to that process, including controls over the reliability of data from the loan systems, the completeness and accuracy of quantitative data, and the ALL methodology and assumptions. In doing so, we tested review and approval controls in the Company’s governance process designed to identify and assess the need for and measurement of qualitative factors to estimate inherent credit losses associated with factors not captured fully in the quantitative components of the ALL.

With respect to the identification of qualitative factors, we evaluated 1) the potential impact of imprecision in the quantitative models (and hence the need to consider a qualitative adjustment to the ALL); 2) changes, assumptions and adjustments to the models; 3) sufficiency, availability, and relevance of historical loss data used in the models; and 4) the risk factors used in the models. Regarding measurement of the qualitative factors, we evaluated internal data utilized by management to estimate the appropriate level of the qualitative factors, as well as internal/external data produced by the Company’s Credit Review functions, with consideration given to the reliability of the factors and existence of new and potentially contradictory information. We also evaluated the overall ALL balance taken as a whole inclusive of such qualitative factors.

We have served as the Company’s auditor since 2021.

Albany, Georgia
March 17, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Colony Bankcorp, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Colony Bankcorp, Inc. and its subsidiaries (the Company) as of December 31, 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

McNAIR, McLEMORE, MIDDLEBROOKS & CO., LLC

We served as the Company’s auditor from 1995 through 2021.

Macon, Georgia
March 23, 2021

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31
(DOLLARS IN THOUSANDS)

	2021	2020

Assets
Cash and due from banks	$18,975	$17,218
Fed Funds sold and interest-bearing deposits in banks	178,257	166,288
Cash and cash equivalents	197,232	183,506

Investment securities available for sale, at fair value	938,164	380,814
Other investments	14,012	3,296
Loans held for sale	38,150	52,386

Loans	1,337,977	1,059,503
Allowance for loan losses	(12,910)	(12,127)
Net loans	1,325,067	1,047,376

Premises and equipment	43,033	32,057
Other real estate owned	281	1,006
Goodwill	52,906	15,992
Other intangible assets	7,389	2,271
Bank-owned life insurance	55,159	31,547
Deferred income taxes, net	3,644	134
Other assets	16,678	13,589
Total assets	$2,691,715	$1,763,974

Liabilities and stockholders’ equity
Deposits
Noninterest-bearing	$552,576	$326,999
Interest-bearing	1,822,032	1,118,028
Total deposits	2,374,608	1,445,027

Federal Home Loan Bank advances	51,656	22,500
Paycheck Protection Program Liquidity Facility	—	106,789
Other borrowed money	36,792	37,792
Other liabilities	10,952	7,378
Total liabilities	2,474,008	1,619,486

Commitments and Contingencies (Note 15)

Stockholders’ equity
Preferred stock, stated value $1,000; 10,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, par value $1; 20,000,000 shares authorized, 13,673,898 and 9,498,783 shares issued and outstanding as of December 31, 2021 and 2020	13,674	9,499
Paid-in capital	111,021	43,215
Retained earnings	99,189	84,993
Accumulated other comprehensive (loss) income, net of tax	(6,177)	6,781
Total stockholders’ equity	217,707	144,488
Total liabilities and stockholders’ equity	$2,691,715	$1,763,974
See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2021	2020
Interest income
Loans, including fees	$60,112	$55,550
Deposits with other banks and short term investments	214	438
Investment securities	10,260	7,137
Total interest income	70,586	63,125

Interest expense
Deposits	2,601	5,599
Federal Home Loan Bank advances	691	743
Paycheck Protection Program Liquidity Facility	93	205
Other borrowings	1,012	1,333
Total interest expense	4,397	7,880

Net interest income	66,189	55,245
Provision for loan losses	700	6,558
Net interest income after provision for loan losses	65,489	48,687

Noninterest income
Service charges on deposits	6,213	5,293
Mortgage fee income	13,213	9,149
Gain on sales of SBA loans	7,547	1,600
Gain (loss) on sales of securities	(87)	926
Gain on sales of assets	—	1,082
Interchange fees	6,929	4,988
BOLI income	1,041	743
Other	1,434	463
Total noninterest income	36,290	24,244

Noninterest expenses
Salaries and employee benefits	45,596	34,141
Occupancy and equipment	6,149	5,311
Acquisition related expenses	4,617	862
Information technology expense	7,673	5,746
Professional fees	2,951	2,250
Advertising and public relations	2,657	2,111
Communications	1,373	835
Writedown of building	90	582
FHLB prepayment penalty	—	925
Other	7,519	5,538
Total noninterest expense	78,625	58,301

Income before income taxes	23,154	14,630
Income taxes	4,495	2,815
Net income	18,659	11,815

Net income per share of common stock
Basic	$1.66	$1.24
Diluted	$1.66	$1.24
Cash dividends declared per share of common stock	$0.41	$0.40
Weighted average shares outstanding, basic	11,254,130	9,498,783
Weighted average shares outstanding, diluted	11,254,130	9,498,783
See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS)

	2021	2020

Net income	$18,659	$11,815

Other comprehensive income:
Net unrealized gains (losses) on investment securities arising during the period	(16,491)	9,052
Tax effect	3,463	(1,901)
Reclassification adjustment for (gains) losses on sales of securities available for sale included in net income	87	(926)
Tax effect	(17)	194
Change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effects	(12,958)	6,419
Comprehensive income	$5,701	$18,234
See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020
(DOLLARS IN THOUSANDS)

	Preferred Stock		Common Stock		Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2019	—	$—	9,498,783	$9,499	$43,667	$76,978	$362	$130,506
Other comprehensive income	—	—	—	—	—	—	6,419	6,419
Dividends on common shares	—	—	—	—	—	(3,800)	—	(3,800)
Goodwill adjustment	—	—	—	—	(485)	—	—	(485)
Stock-based compensation expense	—	—	—	—	33	—	—	33
Net income	—	—	—	—	—	11,815	—	11,815
Balance, December 31, 2020	—	$—	9,498,783	$9,499	$43,215	$84,993	$6,781	$144,488
Other comprehensive loss	—	—	—	—	—	—	(12,958)	(12,958)
Dividends on common shares	—	—	—			(4,463)	—	(4,463)
Issuance of common stock	—	—	3,987,815	3,988	67,394	—	—	71,382
Issuance of restricted stock, net	—	—	187,300	187	(187)	—	—	—
Stock-based compensation expense	—	—	—	—	599	—	—	599
Net income	—	—	—	—	—	18,659	—	18,659
Balance, December 31, 2021	—	$—	13,673,898	$13,674	$111,021	$99,189	$(6,177)	$217,707

See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,659	$11,815
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	700	6,558
Depreciation, amortization and accretion	8,628	5,859
Stock-based compensation expense	599	33
(Gains) losses on sales of securities available for sale	87	(926)
Net increase in servicing asset	(1,040)	(295)
Loss on sales and writedowns of other real estate and repossessions	48	8
(Gain) losses on sales of premises & equipment	49	(56)
Gain on sale of bank owned buildings	(96)	(1,028)
Writedowns on sale of bank owned buildings	90	582
Increase in bank owned life insurance	(1,042)	(743)
Gain on sales of SBA loans	(7,547)	(1,600)
Origination of loans held for sale	(439,160)	(315,929)
Proceeds from sales of loans held for sale	460,943	275,219
Change in other assets	(654)	(696)
Change in other liabilities	(4,160)	2,105
Net cash provided by (used in) operating activities	36,104	(19,094)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(460,500)	(181,685)
Proceeds from maturities, calls, and paydowns of investment securities available for sale	103,002	96,999
Proceeds from sales of investment securities available for sale	96,781	58,069
Net change in loans	28,450	(94,623)
Purchase of premises and equipment	(5,838)	(4,241)
Proceeds from sales of other real estate and repossessions	1,360	2,363
Purchase of equity securities	(9,500)	—
Purchase of bank-owned life insurance	—	(10,000)
Proceeds from bank owned life insurance	752	825
Redemption (purchase of) Federal Home Loan Bank stock	2,308	992
Proceeds from sale of bank owned buildings	1,535	—
Proceeds from sales of premises and equipment	17	1,035
Net cash and cash equivalents received from bank acquisition	37,511	—
Net cash and cash equivalents paid in insurance acquisitions	(4,210)	—
Net cash used in investing activities	(208,332)	(130,266)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in noninterest-bearing customer deposits	86,307	94,364
Change in interest-bearing customer deposits	211,899	56,921
Dividends paid on common stock	(4,463)	(3,800)
Proceeds from Paycheck Protection Program Liquidity Fund	—	134,500
Repayment of Paycheck Protection Program Liquidity Fund	(106,789)	(27,711)
Proceeds from Federal Home Loan Bank advances	—	14,000
Repayments of Federal Home Loan Bank advances	—	(38,500)
Repayments of other borrowings	(1,000)	(1,000)
Net cash provided by financing activities	185,954	228,774

Net increase in cash and cash equivalents	13,726	79,414
Cash and cash equivalents at beginning of period	183,506	104,092
Cash and cash equivalents at end of period	$197,232	$183,506

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$4,387	$7,821
Cash paid during the period for income taxes	3,859	2,450

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	145	2,057
Change in goodwill	—	485
See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Colony Bankcorp, Inc. and subsidiaries (the “Company”) is a financial holding company headquartered in Fitzgerald, Georgia, whose primary business is presently conducted by Colony Bank, its wholly owned banking subsidiary (the “Bank”). Through the Bank, the Company offers a broad range of retail and commercial banking services to its customers concentrated in central, south and coastal Georgia. The Bank also engages in mortgage banking and SBA lending, and, as such originates, acquires, sells and services one-to-four family residential mortgage loans and SBA loans in the Southeast. The Company is subject to the regulations of certain state and federal agencies and are periodically examined by those regulatory agencies. The Company also provides an option for its customers to purchase insurance services including vehicle, home, renters and life insurance. Additionally, Colony Risk Management, Inc. is a subsidiary of the Company and is located in Las Vegas, Nevada. It is a captive insurance subsidiary which insures various liability and property damage policies for the Company and its related subsidiaries. Colony Risk Management is regulated by the State of Nevada Division of Insurance.

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

During 2020, the Federal Reserve stopped requiring the Bank to maintain a reserve requirement. The Federal Reserve Bank does not have plans to reimplement a reserve requirement in the near future, but did reserve the right to require a reserve requirement at a future date.

Investment Securities

The Company classifies its investment securities in one of three categories: (i) trading, (ii) held to maturity or (iii) available for sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other investment securities are classified as available for sale. At December 31, 2021 and 2020, all securities were classified as available for sale.

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

In determining whether other-than-temporary impairment losses exist, management considers (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer or underlying collateral of the security, and (iii) the Company’s intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Other Investments

Other investments include managed investment funds which are carried at their fair value and unrealized gains or losses are recorded through earnings as a component of noninterest income.

Federal Home Loan Bank (“FHLB”) and First National Bankers Bank ("FNBB") stock are also included in other investments. These investments do not have a readily determinable market value due to restrictions placed on transferability and therefore are carried at cost.

These other investments are periodically evaluated for impairment based on ultimate recovery of par value or cost basis. Both cash and stock dividends are reported as income.

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

A significant portion of the Company’s impaired loans are deemed to be collateral dependent. Management therefore measures impairment on these loans based on the fair value of the collateral. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company. The decision whether to obtain an external third-party appraisal usually depends on the type of property being evaluated. External appraisals are usually obtained on more complex, income producing properties such as hotels, shopping centers and businesses. Less complex properties such as residential lots, farm land and single family houses may be evaluated internally by the staff appraiser and appraisal department. When the Company does obtain appraisals from external third-parties, the values utilized in the impairment calculation are “as is” or current market values. The appraisals, whether prepared internally or externally, may utilize a single valuation approach or a combination of approaches including the comparable sales, income and cost approach. Appraised amounts used in the impairment calculation are typically discounted 25 percent to account for selling and marketing costs if the repayment of the loan is to come from the sale of the collateral. Although appraisals may not be obtained each year on all impaired loans, the collateral values used in the impairment calculations are evaluated quarterly by management. Based on management’s knowledge of the collateral and the current real estate market conditions, appraised values may be further discounted to reflect facts and circumstances known to management since the initial appraisal was performed.

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

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession. Concessions may include interest rate reductions to below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. The Company’s policy requires a restructure request to be supported by a current, well-documented credit evaluation of the borrower’s financial condition and a collateral evaluation that is no older than six months from the date of the restructure. The Company’s policy states in the event a loan has been identified as a troubled debt restructuring, it should be assigned a grade of substandard and placed on nonaccrual status until such time that the borrower has demonstrated the ability to service the loan payments based on the restructured terms – generally defined as six months of satisfactory payment history. The Company’s loan policy states that a nonaccrual loan may be returned to accrual status when (i) none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest, or (ii) it otherwise becomes well secured and in the process of collection. Restoration to accrual status on any given loan must be supported by a well-documented credit evaluation of the borrower’s financial condition and the prospects for full repayment, approved by the Company’s Chief Credit Officer, Senior Credit Officer, Director of Administration or Regional Credit Officer. In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. Once a loan is modified in a troubled debt restructuring, it is accounted for as an impaired loan, regardless of its accrual status, until the loan is paid in full, sold or charged off.

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

Intangible assets consist of core deposit and customer relationship intangibles acquired in connection with a business combination. The core deposit intangible is initially recognized based on an independent valuation performed as of the acquisition date. The core deposit intangible is amortized by the straight-line method over the average remaining life of the acquired customer deposits. The customer relationship intangible is associated with the acquisition of several insurance companies during 2021. The customer intangible assets were also initially recognized based on independent valuations performed as of the acquisition date and are being amortized by the straight-line method over 10 years.

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

The Company’s federal and state income tax returns for tax years 2021, 2020, 2019 and 2018 are subject to examination by the Internal Revenue Service (IRS) and the Georgia Department of Revenue, generally for three years after filing.

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

Earnings per Share

Basic earnings per share are computed by dividing net income allocated to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income allocated to common shareholders by the sum of the weighted-average number of shares of common stock outstanding and the effect of the issuance of potential common shares that are dilutive. Potential common shares consist of restricted shares for the years ended December 31, 2021 and 2020, and are determined using the treasury stock method. The Company has determined that its outstanding non-vested stock awards are participating securities, and all dividends on these awards are paid similar to other dividends.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, represent equity changes from economic events of the period other than transactions with owners. Such items are considered components of other comprehensive income. Accounting standards codification requires the presentation in the consolidated financial statements of net income and all items of other comprehensive income as total comprehensive income.

Fair Value Measures

Fair values of assets and liabilities are estimated using relevant market information and other assumptions, as more fully disclosed in Note 17. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

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

Accounting Standards Updates Pending Adoption

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

NOTE 2. BUSINESS COMBINATIONS

Acquisition of SouthCrest Financial Group

On August 1, 2021, the Company completed its acquisition of SouthCrest Financial Group, Inc. (“SouthCrest”), a bank holding company headquartered in Atlanta, Georgia. Upon consummation of the acquisition, SouthCrest was merged with and into the Company, with Colony Bankcorp, Inc. as the surviving entity in the merger. Immediately following the holding company merger, SouthCrest’s wholly owned bank subsidiary, SouthCrest Bank, N.A. was also merged with and into the Bank. The acquisition expanded the Company’s market presence, as SouthCrest Bank, N.A. had eight full-service banking locations, one in Cedartown, Chickamauga, Cumming, Fayetteville, Luthersville, Manchester, Rockmart and Thomaston, Georgia. Under the terms of the Agreement and Plan of Merger, each SouthCrest shareholder had the option to receive either $10.45 in cash or 0.7318 shares of the Company’s common stock in exchange for each share of SouthCrest stock. As a result, the Company issued 3,987,815 common shares at a fair value of $71.4 million and paid $21.6 million in cash to the former shareholders of SouthCrest as merger consideration.

The merger was effected by the issuance of shares of the Company’s common stock along with cash consideration to shareholders of SouthCrest. The assets and liabilities of SouthCrest as of the effective date of the merger were recorded at their respective estimated fair values and combined with those of the Company. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill. Goodwill of $35.0 million was recorded as part of the SouthCrest acquisition and is not expected to be deductible for income tax purposes.

In periods following the merger, the financial statements of the combined entity will include the results attributable to SouthCrest beginning on the date the merger was completed. For the twelve month period ended December 31, 2021, the revenues attributable to SouthCrest were approximately $7.9 million. In the twelve month period ended December 31, 2021, the net income attributable to SouthCrest was approximately $6.0 million.

The supplemental consolidated pro-forma impact to 2020 revenues if the merger had occurred on January 1, 2020 would have been $114.7 million for year ended December 31, 2020. The supplemental consolidated pro-forma impact to 2020 net income if the merger had occurred on January 1, 2020 would have been $11.6 million for the year ended December 31, 2020. The supplemental consolidated pro-forma impact to 2021 revenues if the merger had occurred on January 1, 2020 would have been $121.9 million for the year ended December 31, 2021. The supplemental consolidated pro-forma impact to 2021 net income if the merger had occurred on January 1, 2020 would have been $20.8 million for the year ended December 31, 2021. While certain adjustments were made for the estimated impact of certain fair value adjustments, they are not indicative of what would have occurred had the merger taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of SouthCrest’s provision for credit losses or any adjustments to estimate any additional income that would have been recorded as a result of fair value adjustments for 2020 that may have occurred had the acquired loans been recorded at fair value as of the beginning of 2020. In addition, there are no adjustments to reflect any expenses that potentially could have been reduced for 2020 had the merger occurred on January 1, 2020.

The following table presents the assets acquired and liabilities assumed of SouthCrest as of August 1, 2021, and their fair value estimates. The fair value estimates are subject to refinement for up to one year after the closing date of the acquisition for new information obtained about facts and circumstances that existed at the acquisition date. The Company continues its evaluation of the facts and circumstances available as of August 1, 2021, to assign fair values to assets acquired and liabilities assumed, which could result in further adjustments to the fair values presented below.

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

In the acquisition, the Company purchased $307.5 million of loans at fair value, net of $635,000, or 0.21%, estimated discount to the outstanding principal balance. Of the total loans acquired, management identified $1.2 million that were considered to be credit impaired and are accounted for under ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of the acquisition date for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

(dollars in thousands)
Contractually Required Principal and Interest	$1,154
Non-accretable Difference	—
Cash Flows Expected to be Collected	1,154
Accretable Yield	—
Total Purchased Credit-Impaired Loans Acquired	$1,154

The following table presents the acquired loan data for the SouthCrest acquisition.

	Fair value of acquired loans at acquisition date	Contractually required principal and interest payments	Nonaccretable difference
(dollars in thousands)
Acquired receivables subject to ASC 310-30	$1,154	$1,154	$—
Acquired receivables not subject to ASC 310-30	306,302	306,937	—

Formation of Colony Insurance

On August 1, 2021, September 1, 2021 and October 1, 2021, the Company acquired several insurance agencies and formed Colony Insurance, a division of the Bank and recorded goodwill of $1.9 million and customer deposit intangibles of $2.3 million.

NOTE 3. INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
U.S. treasury securities	$88,638	$—	$(1,087)	$87,551
U.S. agency	17,916	5	(140)	17,781
State, county and municipal securities	252,632	877	(3,356)	250,153
Corporate debt securities	48,153	520	(265)	48,408
Mortgage-backed securities	539,172	2,160	(7,061)	534,271
Total debt securities	$946,511	$3,562	$(11,909)	$938,164

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
U.S. treasury securities	$245	$—	$—	$245
U.S. agency	1,000	4	—	1,004
State, county and municipal securities	61,298	1,155	(65)	62,388
Corporate debt securities	4,250	1	(1)	4,250
Mortgage-backed securities	305,438	7,837	(348)	312,927
Total debt securities	$372,231	$8,997	$(414)	$380,814

The gross unrealized losses and estimated fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2021
U.S. treasury securities	$87,302	$(1,087)	$—	$—	$87,302	$(1,087)
U.S. agency	10,969	(140)	—	—	10,969	(140)
State, county and municipal securities	180,551	(3,131)	5,970	(225)	186,521	(3,356)
Corporate debt securities	31,977	(265)	—	—	31,977	(265)
Mortgage-backed securities	377,413	(6,421)	21,129	(640)	398,542	(7,061)
Total debt securities	$688,212	$(11,044)	$27,099	$(865)	$715,311	$(11,909)

December 31, 2020
State, county and municipal securities	$8,282	$(65)	$—	$—	$8,282	$(65)
Corporate debt securities	999	(1)	—	—	999	(1)
Mortgage-backed securities	28,835	(77)	3,949	(271)	32,784	(348)
Total debt securities	$38,116	$(143)	$3,949	$(271)	$42,065	$(414)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2021, 272 securities have unrealized losses from the Company’s amortized cost basis. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.

As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

The amortized cost and fair value of investment securities as of December 31, 2021, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$453	$453
Due after one year through five years	49,599	49,622
Due after five years through ten years	144,692	143,011
Due after ten years	212,595	210,807
	$407,339	$403,893
Mortgage-backed securities	539,172	534,271
	$946,511	$938,164

Proceeds from sales of investments available for sale were $96.8 million in 2021 and $58.1 million in 2020. Gross realized gains totaled $391,000 in 2021 and $1,228,000 in 2020. Gross realized losses totaled $478,000 in 2021 and $302,000 in 2020.

Investment securities having a carrying value totaling $247.4 million and $126.5 million as of December 31, 2021 and 2020, respectively, were pledged to secure public deposits and for other purposes.

 NOTE 4. LOANS

The following table presents the composition of loans segregated by legacy and purchased loans and by class of loans, as of December 31, 2021 and 2020. Purchased loans are defined as loans that were acquired in bank acquisitions.

	December 31, 2021
(dollars in thousands)	Legacy Loans	Purchased Loans	Total
Construction, land & land development	$119,953	$45,493	$165,446
Other commercial real estate	595,739	191,653	787,392
Total commercial real estate	715,692	237,146	952,838
Residential real estate	159,469	53,058	212,527
Commercial, financial, & agricultural(*)	113,040	41,008	154,048
Consumer & other	16,003	2,561	18,564
Total loans	$1,004,204	$333,773	$1,337,977

	December 31, 2020
(dollars in thousands)	Legacy Loans	Purchased Loans	Total
Construction, land & land development	$109,577	$11,516	$121,093
Other commercial real estate	477,445	42,946	520,391
Total commercial real estate	587,022	54,462	641,484
Residential real estate	167,714	15,307	183,021
Commercial, financial, & agricultural(*)	200,800	12,580	213,380
Consumer & other	19,037	2,581	21,618
Total loans	$974,573	$84,930	$1,059,503
(*) Includes $9.0 million and $101.1 million in PPP loans as of December 31, 2021 and 2020, respectively.

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

The Company uses a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 10. A description of the general characteristics of the grades is as follows:

•Grades 1, 2 and 3 - Borrowers with these assigned risk grades range from virtual absence of risk to minimal risk. Such loans may be secured by Company-issued and controlled certificates of deposit or properly margined equity securities or bonds. Other loans comprising these grades are made to companies that have been in existence for a long period of time with many years of consecutive profits and strong equity, good liquidity, excellent debt service ability and unblemished past performance, or to exceptionally strong individuals with collateral of unquestioned value that fully secures the loans. Loans in this category fall into the “pass” classification.

•Grades 4 and 5 - Loans assigned these “pass” risk grades are made to borrowers with acceptable credit quality and risk. The risk ranges from loans with no significant weaknesses in repayment capacity and collateral protection to acceptable loans with one or more risk factors considered to be more than average. These loans are also included in into the “pass” classification.

•Grade 6 - This grade includes “special mention” loans on management’s watch list and is intended to be used on a temporary basis for pass grade loans where risk-modifying action is intended in the short-term.
•Grades 7 and 8 - These grades includes “substandard” loans in accordance with regulatory guidelines. This category includes borrowers with well-defined weaknesses that jeopardize the payment of the debt in accordance with the agreed terms. Loans considered to be impaired are assigned grade 8, and these loans often have assigned loss allocations as part of the allowance for loan and lease losses. Generally, loans on which interest accrual has been stopped would be included in this grade.

•Grades 9 and 10 - These grades correspond to regulatory classification definitions of “doubtful” and “loss,” respectively. In practice, any loan with these grades would be for a very short period of time, and generally the Company has no loans with these assigned grades. Management manages the Company’s problem loans in such a way that uncollectible loans or uncollectible portions of loans are charged off immediately with any residual, collectible amounts assigned a risk grade of 7 or 8.

The following tables present the loan portfolio, excluding purchased loans, by credit quality indicator (risk grade) as of December 31, 2021. Those loans with a risk grade of 1, 2, 3, 4, and 5 have been combined in the pass column for presentation purposes. For the periods ending December 31, 2021, the Company did not have any loans classified as “doubtful” or a “loss”.

(dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
Construction, land & land development	$116,524	$3,154	$275	$119,953
Other commercial real estate	527,227	60,719	7,793	595,739
Total commercial real estate	643,751	63,873	8,068	715,692
Residential real estate	148,507	5,733	5,229	159,469
Commercial, financial, & agricultural	100,282	11,460	1,298	113,040
Consumer & other	15,787	78	138	16,003
Total loans	$908,327	$81,144	$14,733	$1,004,204

The following table presents the purchased loan portfolio by credit quality indicator (risk grade) as of December 31, 2021.

(dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
Construction, land & land development	$45,432	$—	$61	$45,493
Other commercial real estate	186,905	3,518	1,230	191,653
Total commercial real estate	232,337	3,518	1,291	237,146
Residential real estate	49,875	563	2,620	53,058
Commercial, financial, & agricultural	40,711	—	297	41,008
Consumer & other	2,558	3	—	2,561
Total loans	$325,481	$4,084	$4,208	$333,773

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

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, excluding purchased loans, as of December 31, 2021:

	Accruing Loans
(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
Construction, land & land development	$6	$—	$6	$—	$119,947	$119,953
Other commercial real estate	349	—	349	577	594,813	595,739
Total commercial real estate	355	—	355	577	714,760	715,692
Residential real estate	421	—	421	2,641	156,407	159,469
Commercial, financial, & agricultural	69	—	69	708	112,263	113,040
Consumer & other	93	—	93	26	15,884	16,003
Total loans	$938	$—	$938	$3,952	$999,314	$1,004,204

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, for purchased loans, as of December 31, 2021:

	Accruing Loans
(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
Construction, land & land development	$2,680	$—	$2,680	$31	$42,782	$45,493
Other commercial real estate	—	—	—	260	191,393	191,653
Total commercial real estate	2,680	—	2,680	291	234,175	237,146
Residential real estate	560	—	560	1,198	51,300	53,058
Commercial, financial, & agricultural	389	—	389	—	40,619	41,008
Consumer & other	—	—	—	8	2,553	2,561
Total loans	$3,629	$—	$3,629	$1,497	$328,647	$333,773

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

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, for purchased loans, as of December 31, 2020:

	Accruing Loans
(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
Construction, land & land development	$—	$—	$—	$117	$11,399	$11,516
Other commercial real estate	544	—	544	2,068	40,334	42,946
Total commercial real estate	544	—	544	2,185	51,733	54,462
Residential real estate	15	—	15	85	15,207	15,307
Commercial, financial, & agricultural	125	—	125	55	12,400	12,580
Consumer & other	—	—	—	193	2,388	2,581
Total loans	$684	$—	$684	$2,518	$81,728	$84,930

The following table details impaired loan data, including purchased credit impaired loans, as of December 31, 2021:

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded investment	Related allowance	Average Recorded Investment
With No Related Allowance Recorded
Construction, land & land development	$62	$62	$—	$4,311
Other commercial real estate	7,203	6,369	—	8,113
Residential real estate	958	997	—	1,083
Commercial, financial & agricultural	75	75	—	56
Consumer & other	—	—	—	—
Total Impaired Loans with no Allowance	8,298	7,503	—	13,563

With An Allowance Recorded
Construction, land & land development	—	—	—	—
Other commercial real estate	430	483	148	4,429
Residential real estate	685	773	108	1,029
Commercial, financial & agricultural	—	—	—	79
Consumer & other	—	—	—	1
Total Impaired Loans with Allowance	1,115	1,256	256	5,538

Purchased Credit Impaired Loans
Construction, land & land development	—	—	—	51
Other commercial real estate	2,003	1,916	18	802
Residential real estate	4	—	6	7
Commercial, financial & agricultural	—	—	—	35
Consumer & other	192	73	96	72
Total Purchased Credit Impaired Loans	2,199	1,989	120	967

Total
Construction, land & land development	62	62	—	4,362
Other commercial real estate	9,636	8,768	166	13,344
Residential real estate	1,647	1,770	114	2,119
Commercial, financial & agricultural	75	75	—	170
Consumer & other	192	73	96	73
	$11,612	$10,748	$376	$20,068
Interest income recorded on impaired loans during the year ended December 31, 2021 was $570,000, and reflects interest income recorded on nonaccrual loans prior to them being placed on nonaccrual status and interest income recorded on TDRs. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.2 million for the year ended December 31, 2021.

The following table details impaired loan data as of December 31, 2020, including purchased credit impaired loans.

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
Purchase credit impaired
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

As discussed in Note 1, Summary of Significant Accounting Policies, once a loan is identified as a TDR, it is accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of December 31, 2021. The Company had four loan contracts totaling $647,000 restructured and one of these loans which was a construction, land and development loan for $511,000 was subsequently paid off during 2021.

Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due. A TDR may cease being classified as impaired if the loan is subsequently modified at market terms and, has performed according to the modified terms for at least six months, and there has not been any prior principal forgiveness on a cumulative basis.

There were two loan contracts restructured at December 31, 2021. Both modifications were payment deferral modifications. The loans consisted of two residential real estate loans totaling $136,000. Both residential real estate loans were also placed on non-accrual status as of December 31, 2021. A TDR may cease being classified as impaired if the loan is subsequently modified at market terms and, has performed according to the modified terms for at least six months, and there has not been any prior principal forgiveness on a cumulative basis. The Company had four loan contracts totaling $494,000 restructured during the year ended December 31, 2020, all four modifications were payment deferral modifications. The loans consisted of two commercial real estate loans totaling $132,000, one commercial loan totaling $89,000 and one residential real estate loan totaling $273,000. The two commercial real estate loans were also placed on non-accrual status as of December 31, 2020; the remaining TDR loans were accruing. During 2021 and 2020, the Company had no loans that subsequently defaulted.

Modifications in Response to COVID-19

Certain borrowers were unable to meet their contractual payment obligations because of the adverse effects of the COVID-19 pandemic. To help mitigate these effects, loan customers applied for a deferral of payments, or portions thereof, for up to three months. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to the COVID-19 pandemic reported as past due or placed on nonaccrual status (provided the loans were not past due or on nonaccrual status prior to the deferral).

As of December 31, 2021, the Company had no loans under modified terms. As of December 31, 2020, the Company had approximately $1.9 million in loans still under their modified terms. The Company’s modification program included payment deferrals, interest only, and other forms of modifications. See Note 1 - Summary of Significant Accounting Policies for more information.

NOTE 5. ALLOWANCE FOR LOAN LOSSES

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the year ended December 31, 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

(dollars in thousands)	Construction, land and land development	Other commercial real estate	Residential real estate	Commercial, financial, & agricultural	Consumer and other	Total
Year ended December 31, 2021
Beginning balance	$1,013	$6,880	$2,278	$1,713	$243	$12,127
Charge-offs	—	(568)	(3)	(274)	(68)	(913)
Recoveries	466	118	274	91	47	996
Provision	(352)	1,261	(744)	(447)	982	700
Ending balance	$1,127	$7,691	$1,805	$1,083	$1,204	$12,910

Period-end amount allocated to:
Individually evaluated for impairment	$—	$148	$108	$—	$—	$256
Collectively evaluated for impairment	1,127	7,525	1,691	1,083	1,108	12,534
Purchase credit impaired	—	18	6	—	96	120
Ending balance	$1,127	$7,691	$1,805	$1,083	$1,204	$12,910

Loans:
Loans individually evaluated for impairment	$62	$6,852	$1,770	$75	$—	$8,759
Loans collectively evaluated for impairment	165,384	778,624	210,757	153,973	18,491	1,327,229
Purchased credit impaired	—	1,916	—	—	73	1,989
Ending balance	$165,446	$787,392	$212,527	$154,048	$18,564	$1,337,977

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the year ended December 31, 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

(dollars in thousands)	Construction, land and land development	Other commercial real estate	Residential real estate	Commercial, financial, & agricultural	Consumer and other	Total
Year ended December 31, 2020
Beginning balance	$215	$3,908	$980	$1,657	$103	$6,863
Charge-offs	(4)	(226)	(206)	(242)	(1,103)	(1,781)
Recoveries	45	153	142	43	104	487
Provision	757	3,045	1,362	255	1,139	6,558
Ending balance	$1,013	$6,880	$2,278	$1,713	$243	$12,127

Period-end amount allocated to:
Individually evaluated for impairment	$—	$1,436	$226	$263	$—	$1,925
Collectively evaluated for impairment	1,013	5,444	2,048	1,450	162	10,117
Purchase credit impaired	—	—	4	—	81	85
Ending balance	$1,013	$6,880	$2,278	$1,713	$243	$12,127

Loans:
Loans individually evaluated for impairment	$6,982	$17,430	$2,352	$350	$—	$27,114
Loans collectively evaluated for impairment	114,017	502,961	180,658	212,984	21,522	1,032,142
Purchase credit impaired	94	—	11	46	96	247
Ending balance	$121,093	$520,391	$183,021	$213,380	$21,618	$1,059,503

NOTE 6. PREMISES AND EQUIPMENT

Premises and equipment are comprised of the following as of December 31:

(dollars in thousands)	2021	2020
Land	$11,848	$10,576
Building	38,777	28,671
Furniture, fixtures and equipment	17,792	14,091
Leasehold improvements	1,073	797
Construction in progress	1,946	1,860
Total cost	71,436	55,995
Accumulated depreciation	(28,403)	(23,938)
Total premises and equipment	$43,033	$32,057

Depreciation charged to operations totaled $2.7 million in 2021 and $2.3 million in 2020. Construction in progress consists of building and land improvements to three of the Company's bank branches. Cost to complete these projects is expected not to exceed $20,000.

 NOTE 7. OTHER REAL ESTATE OWNED

The following is a summary of the activity in other real estate owned during the years ended December 31, 2021 and 2020:

(dollars in thousands)	2021	2020
Balance, Beginning of year	$1,006	$1,320
Loans transferred to other real estate	145	2,057
Acquired in acquisitions	538	—
Sales proceeds	(1,360)	(2,363)
Net gain/(loss) on sale and writedowns	(48)	(8)
Ending balance	$281	$1,006

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

The following is an analysis of the core deposit intangible activity for the years ended December 31:

	2021		2020
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Core deposit intangible	$7,685	$2,464	$3,660	$1,389
Customer relationship intangible	2,250	82	—	—
Total	9,935	2,546	3,660	1,389

Unamortizable intangible assets:
Goodwill	$52,906		$15,992

Activity related to transactions since January 1, 2019 includes the following:

(1)In connection with the SouthCrest, Inc. acquisition on August 1, 2021, the Company recorded $4.0 million in core deposit intangible and $35.0 million in goodwill.
(2)In connection with insurance acquisitions that occurred on August 1, 2021, September 1, 2021, and October 1, 2021, the Company recorded $2.3 million in customer deposit intangibles and $1.9 million in goodwill.
(3)In connection with the LBC Bancshares, Inc. acquisition on May 1, 2019, the Company recorded $3.1 million in a core deposit intangible and $15.7 million in goodwill. The company recorded a subsequent adjustment within the one year period allowed after the acquisition of $485,000 in 2020.
(4)In connection with the May 1, 2019 acquisition of PFB Mortgage from Planters First Bank, the Company recorded $541,000 in goodwill.

Amortization expense related to the core deposit intangible was $1.2 million and $785,000 at December 31, 2021 and 2020, respectively. The estimated future amortization expense for intangible assets remaining as of December 31, 2021 is as follows:

(dollars in thousands)	Amount
2022	$1,726
2023	1,471
2024	1,217
2025	962
2026	658
Thereafter	1,355
Total	$7,389

NOTE 9. INCOME TAXES

The income tax expense in the consolidated statements of income for the years ended December 31, 2021 and 2020 are as follows:

(dollars in thousands)	2021	2020
Current federal expense	$5,316	$3,965
Deferred federal expense	(661)	(1,150)
Federal income tax expense	4,655	2,815
Current state expense	663	—
Deferred state expense	(823)	—
State income tax expense	$(160)	$—
Provision for income taxes	$4,495	$2,815

The Company's income tax expense differs from amounts computed by applying the federal statutory rates to income before income taxes. A reconciliation of the differences for the years ended December 31, 2021 and 2020 is as follows:

(dollars in thousands)	2021	2020
Tax at federal income tax rate	$4,862	$3,072
Change resulting from:
State taxes	(126)	—
Tax-exempt interest	(404)	(253)
Income in cash value of bank owned life insurance	(219)	(156)
Nondeductible merger expenses	222	—
Other	160	152
Provision for income taxes	$4,495	$2,815

The components of deferred income taxes for the years ended December 31, 2021 and 2020 are as follows:

(dollars in thousands)	2021	2020
Deferred Tax Assets
Allowance for loan losses	$3,290	$1,958
Lease liability	169	109
Net operating loss carryforwards	272	272
Other real estate	—	48
Deferred compensation	297	147
Unrealized loss on securities available for sale	2,170	—
Restricted stock	166	10
Purchase accounting adjustments	—	202
Investment in partnerships	232	191
Other	19	87
Gross deferred tax assets	6,615	3,024

Deferred Tax Liabilities
Premises and equipment	267	604
Right of use lease asset	164	107
Unrealized gain on securities available for sale	—	1,803
Purchase accounting adjustments	1,322	—
Core deposit intangible	1,218	376
Gross deferred tax liabilities	2,971	2,890

Net deferred tax assets	$3,644	$134

NOTE 10. DEPOSITS

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $626,000 and $406,000 as of December 31, 2021 and 2020, respectively.

Components of interest-bearing deposits as of December 31 are as follows:

(dollars in thousands)	2021	2020
Interest-bearing demand	$930,811	$433,554
Savings and money market deposits	541,993	422,860
Time, $250,000 and over	73,407	34,905
Other time	275,821	226,709
Total interest-bearing deposits	$1,822,032	$1,118,028

At December 31, 2021 and 2020, the Company had brokered deposits of $883,000 and $1.1 million, respectively. All of these brokered deposits represent Certificate of Deposit Account Registry Service (CDARS) reciprocal deposits. The CDARS deposits are ones in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company receives reciprocal brokered deposits in a like amount. The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $250,000 was $73.4 million and $34.9 million as of December 31, 2021 and 2020, respectively.

As of December 31, 2021, the scheduled maturities of certificates of deposit are as follows:

(dollars in thousands)
Year Ending December 31	Amount

2022	$250,852
2023	53,544
2024	29,680
2025	8,048
2026	6,216
Thereafter	888
Total time deposits	$349,228

NOTE 11. BORROWINGS

The following table presents information regarding the Company’s outstanding borrowings at December 31, 2021:

Description	Maturity Date	Amount	Interest Rate
(dollars in thousands)
FHLB Advances	February 3, 2023	$3,000	3.51%
FHLB Advances	March 21, 2028	5,000	2.67%
FHLB Advances	August 15, 2025	4,500	2.62%
FHLB Advances	July 30, 2029	10,000	1.01%
FHLB Advances	July 11, 2029	10,000	1.03%
FHLB Advances	November 9, 2029	20,000	1.07%
Term Note	May 24, 2025	7,250	4.70%
Revolving Credit	July 30, 2022	5,313	2.85%
Subordinated debentures	(2)	24,229	(3)
Fair Value Adjustment for FHLB Borrowings acquired from SouthCrest		(844)
Total borrowings		$88,448

The following table presents information regarding the Company’s outstanding borrowings at December 31, 2020:

Description	Maturity Date	Amount	Interest Rate
(dollars in thousands)
FHLB Advances	February 3, 2023	$3,000	3.51%
FHLB Advances	March 21, 2028	5,000	2.67%
FHLB Advances	August 15, 2025	4,500	2.62%
FHLB Advances	July 30, 2029	10,000	1.01%
Paycheck Protection Program Liquidity Facility	(1)	106,789	0.35%
Term Note	May 24, 2025	8,250	4.70%
Revolving Credit	May 21, 2021	5,313	2.85%
Subordinated debentures	(2)	24,229	(3)
Total borrowings		$167,081
(1)Maturity date is equal to the maturity date of the related PPP loans.
(2) See maturity dates in table below.
(3) Interest rates for all subordinated debentures are at the three-month LIBOR plus added points as noted in table below.

As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans and commercial loans. At December 31, 2021 and 2020, the lendable collateral value of those loans pledged was $130.3 million and $88.2 million, respectively. At December 31, 2021, the Company had remaining credit availability from the FHLB of $574.7 million. At December 31, 2020, the Company had remaining credit availability from the FHLB of $416.1 million. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

At December 31, 2021 and 2020, the Company also has available federal funds lines of credit with various financial institutions totaling $64.5 million and $41.5 million, respectively, of which there were none outstanding at December 31, 2021 and 2020.

The Company has the ability to borrow funds from the Federal Reserve Bank (FRB) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At December 31, 2021, the Company had borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

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

On May 1, 2019, the Company entered into two borrowing arrangements with a correspondent bank for $10.0 million each. The term note is secured by the Bank’s stock, expires on May 24, 2025, and bears a variable interest rate of Wall Street Journal Prime minus 0.40%. The proceeds were used for the acquisition of LBC Bancshares, Inc. and its subsidiary, Calumet Bank. As of December 31, 2021, the outstanding balance on the term note and the line of credit were $7.3 million and $5.3 million, respectively. As of December 31, 2020, the outstanding balance totaled of the term note and the line of credit were $8.3 million and $5.3 million, respectively.

The following table presents the information regarding the Company's subordinated debentures at December 31, 2021 and 2020. All subordinated debentures are at three month LIBOR rat plus added points noted below at December 31, 2021 and 2020.

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

Substantially all of the leases in which the Company is the lessee are comprised of real estate for branches and office space with terms extending through 2024. All of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheet. With the adoption of Topic 842, operating lease arrangements are required to be recognized on the consolidated balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability.

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet.

(dollars in thousands)	Classification	December 31, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	Other assets	$645	$511

Liabilities
Operating lease liabilities	Other liabilities	$663	$517

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

For the year ended December 31, 2021 and 2020, operating lease cost was $351,000 and $243,000, respectively.

As of December 31, 2021, the weighted average remaining lease term was 1.44 years and the weighted average discount rate was 0.51%.

The following table represents the future maturities of the Company’s operating lease liabilities and other lease information.

(dollars in thousands)
Year	Lease Liability
2022	$493
2023	148
2024	24
Total Lease Payments	665
Less: Interest	(2)
Present Value of Lease Liabilities	$663

Supplemental Lease Information: (dollars in thousands)	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$335	$238
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	742	196

NOTE 14. COMPENSATION PLANS

The Company offers a defined contribution 401(k) Profit Sharing Plan (the "Plan") which covers substantially all employees who meet certain age and service requirements. The Plan allows employees to make voluntary pre-tax salary deferrals to the Plan. The Company, at its discretion, may elect to make an annual contribution to the Plan equal to a percentage of each participating employee’s salary. Such discretionary contributions must be approved by the Company’s board of directors. Employees are fully vested in the Company contributions after six years of service. In 2021 and 2020, the Company made total contributions of $1.4 million and $1.1 million to the Plan, respectively.

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

Liabilities accrued under the plans totaled $1.2 million and $698,000 as of December 31, 2021 and 2020, respectively. Benefits accrued monthly under the contracts totaled $43,000 in 2021 and $75,000 in 2020. Payments were $136,000 in 2021 and were $153,000 in 2020.

The Company has purchased life insurance policies on the plans’ participants and uses the cash flow from these policies to partially fund the plan. There was no fee income recognized in 2021 and $212,000 in 2020.

On July 1, 2021, the Company granted total awards of 187,600 restricted shares of the Company's common stock to various bank employees, with a market price of $18.41 per share. The restricted shares vest in equal installments on each of July 1, 2022, 2023, and 2024, subject to continued service through each applicable vesting date, or earlier upon the occurrence of a change in control. With the restricted stock, there will be no cash consideration to the Company for the shares. The employees will have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.

In August 2018, the Company granted an award of 5,650 restricted shares of the Company’s common stock to T. Heath Fountain, the Company’s Chief Executive Officer (“CEO”), with a market price of $17.73 per share. The restricted shares vest in equal installments on each of July 30, 2019, 2020 and 2021, subject to continued service by Mr. Fountain through each applicable vesting date, or earlier upon the occurrence of a change in control. At December 31, 2021 the shares were fully vested. With the restricted stock, there will be no cash consideration to the Company for the shares. The CEO will have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.

Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period. Total compensation expense unrecognized for the restricted shares granted for the year ended December 31, 2021 was $2.8 million, which is expected to be recognized over a weighted average period of 2.5 years. Compensation expense recognized for the years ended December 31, 2021 and 2020 was $599,000 and $33,000, respectively.

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

At December 31, 2021 and 2020, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2021	2020
(dollars in thousands)
Commitments to extend credit	$318,853	$198,029
Standby letters of credit	4,869	3,634

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

(dollars in thousands)	2021	2020
Balance, Beginning	$5,043	$6,407
New loans	6,576	4,462
Repayments	(5,721)	(5,826)
Transactions due to changes in directors	1,834	—
Balance, Ending	$7,732	$5,043

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

Other investments - The fair value of other bank stock approximates carrying value and is classified as Level 2. Fair values for investment funds are based on quoted market prices where available and classified as Level 1. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments and classified as Level 2 If a comparable is not available, the investment securities are classified as Level 3.

Loans held for sale – The fair value of loans held for sale is determined on outstanding commitments from third party investors in the secondary markets and is classified within Level 2 of the valuation hierarchy.

Loans - The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value. Loans are classified as Level 3.

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

Paycheck Protection Program Liquidity Facility – The fair value of PPPLF is estimated by discounting the future cash flows using the current rates at which similar advances would be obtained. PPPLF are classified as Level 2.

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

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments are as follows:

	Carrying	Estimated	Level
(dollars in thousands)	Amount	Fair Value	1	2	3
December 31, 2021
Assets
Cash and short-term investments	$197,232	$197,232	$197,232	$—	$—
Investment securities available for sale	938,164	938,164	87,551	850,613	—
Other investments	14,012	14,012	5,574	4,183	4,255
Loans held for sale	38,150	38,150	—	38,150	—
Loans, net	1,325,067	1,328,853	—	—	1,328,853

Liabilities
Deposits	2,374,608	2,375,385	—	2,375,385	—
Federal Home Loan Bank advances	51,656	51,162	—	51,162	—
Other borrowed money	36,792	36,796	—	36,796	—

December 31, 2020
Assets
Cash and short-term investments	$183,506	$183,506	$183,506	$—	$—
Investment securities available for sale	380,814	380,814	245	380,569	—
Other investments	3,296	3,296	—	3,296	—
Loans held for sale	52,386	52,386	—	52,386	—
Loans, net	1,047,376	1,063,785	—	—	1,063,785

Liabilities
Deposits	1,445,027	1,445,984	—	1,445,984	—
Federal Home Loan Bank advances	22,500	20,817	—	20,817	—
PPPLF	106,789	106,789	—	106,789	—
Other borrowed money	37,792	37,792	—	37,792	—

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

Assets Measured at Fair Value on a Recurring and Nonrecurring Basis - The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2021 and 2020, aggregated by the level in the fair value hierarchy within which those measurements fall. The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at December 31, 2021 and 2020. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Nonrecurring
Impaired loans	$1,837	$—	$—	$1,837
Other real estate	281	—	—	281

December 31, 2020
Nonrecurring
Impaired loans	$5,939	$—	$—	$5,939
Other real estate	1,006	—	—	1,006

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at December 31, 2021 and 2020. These tables are comprised primarily of collateral dependent impaired loans and other real estate owned:

(dollars in thousands)	December 31, 2021	Valuation Techniques	Unobservable Inputs	Range Weighted Avg

Impaired Loans	$1,837	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	25%	-	100%

Other Real Estate	$281	Appraised Value/ Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	0%	-	20%

	December 31, 2020	Valuation Techniques	Unobservable Inputs	Range Weighted Avg

Impaired Loans	$5,939	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	25%	-	100%

Other Real Estate	$1,006	Appraised Value/ Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	0%	-	20%

The following table presents quantitative information about recurring level 3 fair value measurements as of December 31, 2021.

	December 31, 2021
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Other investments	$4,255	Discounted Cash Flow	Discount Rate or Yield	N/A*

* The Company relies on a third-party pricing service to value its securities. The details of the unobservable inputs and other adjustments used by the third-party pricing service were not readily available to the Company.

The following table presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the year ended December 31, 2021 and 2020:

	Other Investment	Available for Sale Securities
(dollars in thousands)	2021	2020

Beginning balance	$—	$2,022
Additions	4,107	—
Total unrealized/realized gains included in earnings	148	—
Unrealized loss included in other comprehensive income (loss)	—	(21)
Transfer to Level 2	—	(2,001)
Ending balance	$4,255	$—

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2021, the interim final Basel III rules (Basel III) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk weighted assets. These amounts and ratios as defined in regulations are presented hereafter. Management believes, as of December 31, 2021, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The Basel III rules also require the implementation of a new capital conservation buffer comprised of common equity Tier 1 capital. The capital conservation buffer is 2.5 percent of risk-weighted assets.

The Bank is participating in the PPP and the PPPLF to fund PPP Loans. In accordance with regulatory guidance, PPP loans pledged as collateral for PPPLF, and PPPLF advances, are excluded from leverage capital ratios. PPP loans will also carry a 0% risk-weight for risk-based capital rules.

The following table summarizes regulatory capital information as of December 31, 2021 and December 31, 2020 on a consolidated basis and for the subsidiary, as defined. Regulatory capital ratios for December 31, 2021 and 2020 were calculated in accordance with the Basel III rules.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021

Total Capital to Risk-Weighted Assets
Consolidated	$207,366	12.05%	$137,670	8.00%	N/A	N/A
Colony Bank	203,265	12.18	133,507	8.00	166,884	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	194,456	11.28	103,434	6.00	N/A	N/A
Colony Bank	190,355	11.41	100,099	6.00	133,465	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	170,956	9.87	77,943	4.50	N/A	N/A
Colony Bank	190,355	11.41	75,074	4.50	108,441	6.50

Tier I Capital to Average Assets
Consolidated	194,456	7.25	107,286	4.00	N/A	N/A
Colony Bank	190,355	7.53	101,118	4.00	126,398	5.00

As of December 31, 2020

Total Capital to Risk-Weighted Assets
Consolidated	$155,447	13.78%	$90,245	8.00%	N/A	N/A
Colony Bank	164,050	14.55	90,199	8.00	112,749	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	143,320	12.71	67,657	6.00	N/A	N/A
Colony Bank	151,923	13.48	67,622	6.00	90,162	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	119,820	10.62	50,771	4.50	N/A	N/A
Colony Bank	151,923	13.48	50,716	4.50	73,257	6.50

Tier I Capital to Average Assets
Consolidated	143,320	8.49	67,524	4.00	N/A	N/A
Colony Bank	151,923	9.12	66,633	4.00	83,291	5.00

NOTE 19. FINANCIAL INFORMATION OF COLONY BANKCORP, INC. (PARENT ONLY)

The parent company’s balance sheets as of December 31, 2021 and 2020 and the related statements of operations and comprehensive income (loss) and cash flows for each of the years in the two-year period then ended are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)
BALANCE SHEETS
DECEMBER 31
(DOLLARS IN THOUSANDS)

	2021	2020
ASSETS

Cash	$7,304	$2,672
Investment in subsidiaries	245,614	179,172
Other	1,689	570
Total Assets	$254,607	$182,414

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Other borrowed money	$12,563	$13,563
Other	108	134
Subordinated debt	24,229	24,229
Total Liabilities	36,900	37,926

Stockholders’ Equity
Common stock, par value $1.00; 20,000,000 shares authorized, 13,673,898 and 9,498,783 shares issued and outstanding as of December 31, 2021 and 2020, respectively	13,674	9,499
Paid-in capital	111,021	43,215
Retained earnings	99,189	84,993
Accumulated other comprehensive income (loss), net of tax	(6,177)	6,781
Total Stockholder’s Equity	217,707	144,488
Total Liabilities and Stockholders’ Equity	$254,607	$182,414

COLOY BANKCORP, INC. (PARENT ONLY)
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS)

	2021	2020
Income
Dividends from subsidiaries	$31,060	$6,100
Other	15	28
Total income	31,075	6,128

Expenses
Interest	1,012	1,223
Salaries and employee benefits	371	284
Other	604	428
Total expenses	1,987	1,935

Income before income taxes and equity in undistributed earnings (distributions in excess of earnings) of subsidiaries	29,088	4,193

Income tax benefit	(731)	(218)

Income before equity in undistributed earnings (distributions in excess of earnings) of subsidiaries	29,819	4,411

Equity in undistributed earnings(distributions in excess of earnings) of subsidiaries	(11,160)	7,404

Net income	$18,659	$11,815

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,659	$11,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	70
Stock-based compensation expense	599	33
Distribution in excess of earnings (equity in undistributed earnings) of subsidiaries	11,160	(7,404)
Change in interest payable	1	(51)
Other	(1,146)	(354)
Net cash provided by operating activities	29,273	4,109

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of premises and equipment	—	1,314
Net cash and cash equivalents paid in bank acquisition	(19,178)	—
Net cash provided by investing activities	(19,178)	1,314

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in other borrowed money	(1,000)	(1,000)
Dividends paid on common stock	(4,463)	(3,800)
Net cash used in financing activities	(5,463)	(4,800)

Net increase in cash and cash equivalents	4,632	623
Cash and cash equivalents at beginning of period	2,672	2,049
Cash and cash equivalents at end of period	$7,304	$2,672

NOTE 20. EARNINGS PER SHARE

The following table presents earnings per share for the years ended December 31, 2021 and 2020:

	2021	2020
(dollars in thousands, except per share amounts)
Numerator
Net income available to common stockholders	$18,659	$11,815

Denominator
Weighted average number of common shares outstanding for basic earnings per common share	11,254,130	9,498,783
Weighted average number of common shares outstanding for diluted earnings per common share	11,254,130	9,498,783

Earnings per share - basic	$1.66	$1.24
Earnings per share - diluted	$1.66	$1.24

NOTE 21. SEGMENT INFORMATION

The Company’s operating segments include banking, mortgage banking and small business specialty lending division. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. The Small Business Specialty Lending Division segment derives its revenue from the origination, sales and servicing of Small Business Administration loans and other government guaranteed loans. Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. The following tables present information reported internally for performance assessment as of December 31, 2021 and 2020:

	December 31, 2021
(dollars in thousands)	Bank	Mortgage	Small Business Specialty Lending Division	Totals

Net Interest Income	$64,293	$543	$1,353	$66,189
Provision for Loan Losses	700	—	—	700
Noninterest Income	14,889	13,189	8,212	36,290
Noninterest Expenses	61,202	11,314	6,109	78,625
Income Taxes	3,311	458	726	4,495
Net income/(loss)	$13,969	$1,960	$2,730	$18,659

Total assets	$2,620,501	$25,149	$46,065	$2,691,715

Full Time Employees	400	55	26	481

	December 31, 2020
(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals

Net Interest Income	$54,089	$603	$553	$55,245
Provision for Loan Losses	6,558	—	—	6,558
Noninterest Income	13,288	9,106	1,850	24,244
Noninterest Expenses	46,990	8,137	3,174	58,301
Income Taxes	2,653	324	(162)	2,815
Net income/(loss)	$11,176	$1,248	$(609)	$11,815

Total assets	$1,709,696	$50,266	$4,012	$1,763,974

Full Time Employees	305	43	21	369

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

During the year ended December 31, 2021, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Colony’s management assessed the effectiveness of Colony’s internal control over financial reporting as of December 31, 2021 based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that Colony maintained effective internal control over financial reporting as of December 31, 2021.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

Colony Bankcorp, Inc.
March 18, 2022

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

The Independent Registered Public Accounting Firm is Mauldin & Jenkins, LLC (Public Company Accounting Oversight Board Firm ID 669) located in Albany, Georgia for the year ended December 31, 2021.

The Independent Registered Public Accounting Firm is McNair, McLemore, Middlebrooks & Co., LLC (Public Company Accounting Oversight Board Firm ID 404) located in Macon, Georgia for he year ended December 31, 2020.

Item 15

Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this report:

(1)	The consolidated financial statements of Colony Bankcorp, Inc. and subsidiaries are filed as part of this report.
Report of Independent Registered Accounting Firm
Consolidated Balance Sheets - December 31, 2021 and 2020
Consolidated Statements of Income – Years ended December 31, 2021 and 2020
Consolidated Statements of Comprehensive Income – Years ended December 31, 2021 and 2020
Consolidated Statements of Changes in |Stockholders’ Equity– Years ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows –Years ended December 31, 2021 and 2020
Notes to Consolidated Financial Statements
(2)	Financial Statements Schedules:
All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes.
(3)	A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this report is shown on the “Exhibit Index” filed herewith.

Exhibit Index

2.1	Agreement and Plan of Merger by and between Colony Bankcorp, Inc. and SouthCrest Financial Group, Inc., dated as of April 22, 2021
-filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 0-12436), filed with the Commission on April 22, 2021 and incorporated herein by reference.
3.1	Articles of Incorporation, as amended
-filed as Exhibit99.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-12436), filed with the Commission on August 4, 2014 and incorporated herein by reference.
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
10.6	Employment Agreement, Dated July 30, 2021, Between T. Heath Fountain and Colony Bankcorp, Inc.†
-filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on August 2, 2021 and incorporated herein by reference.
10.7	Retention Agreement, Dated January 15, 2019, Between Colony Bank and Kimberly C. Dockery†
-filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on January 17, 2019 and incorporated herein by reference.
10.8	Employment Agreement, Dated June 24, 2021, Between Colony Bank and Tracie Youngblood†
-filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on June 28, 2021 and incorporated herein by reference.
10.9	Employment Agreement, dated as of January 19, 2021, between Colony Bankcorp, Inc. and Max Edward Hoyle
-filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (File No. 000-12436), filed with the Commission on January 22, 2021 and incorporated herein by reference.
21	Subsidiaries of the Company
23.1	Consent of Mauldin & Jenkins, LLC
23.2	Consent of McNair, McLemore, Middlebrooks & Co., LLC

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.PRE	XBRL Label Linkbase Document
101.LAB	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and included in Exhibit 101)

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

March 18, 2022
Date

/s/ Tracie Youngblood
Tracie Youngblood Executive Vice-President/Chief Financial Officer (Principal Financial and Principal Accounting Officer)

March 18, 2022
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ T. Heath Fountain	March 18, 2022
T. Heath Fountain, President/Director/Chief Executive Officer	Date

/s/ Mark H. Massee	March 18, 2022
Mark H. Massee, Director	Date

/s/ Terry L. Hester	March 18, 2022
Terry L. Hester, Director	Date

/s/ Jonathan W. R. Ross	March 18, 2022
Jonathan W. R. Ross, Director	Date

/s/ M. Frederick Dwozan	March 18, 2022
M. Frederick Dwozan, Director	Date

/s/ Meagan M. Mowry	March 18, 2022
Meagan M. Mowry, Director	Date

/s/ Scott Lowell Downing	March 18, 2022
Scott Lowell Downing, Director	Date

/s/ Matthew D. Reed	March 18, 2022
Matthew D. Reed, Director	Date

/s/ Edward P. Loomis	March 18, 2022
Edward P. Loomis, Director	Date

/s/ Brian D. Schmitt	March 23, 2022
Brian Schmitt, Director	Date

/s/ Harold W. Wyatt, III	March 23, 2022
Harold Wyatt, Director	Date