Form 10-Q
period 2022-03-31
COLONY BANKCORP INC
filed 2022-05-13
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended March 31, 2022
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with the new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 13, 2022, the registrant had 17,586,333 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COLONY BANKCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$23,594	$18,975
Federal funds sold and interest-bearing deposits in banks	132,823	178,257
Cash and cash equivalents	156,417	197,232
Investment securities available for sale, at fair value	653,292	938,164
Investment securities held to maturity, at amortized cost	307,009	—
Other investments, at cost	13,827	14,012
Loans held for sale	24,228	38,150
Loans	1,354,032	1,337,977
Allowance for loan losses	(12,919)	(12,910)
Loans, net	1,341,113	1,325,067
Premises and equipment	43,010	43,033
Other real estate owned	246	281
Goodwill	52,902	52,906
Other intangible assets	6,924	7,389
Bank-owned life insurance	55,488	55,159
Deferred income taxes, net	14,546	3,644
Other assets	17,786	16,678
Total assets	$2,686,788	$2,691,715

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$557,985	$552,576
Interest-bearing	1,792,801	1,822,032
Total deposits	2,350,786	2,374,608

Federal Home Loan Bank advances	51,712	51,656
Other borrowings	24,229	36,792
Other liabilities	9,784	10,952
Total liabilities	$2,436,511	$2,474,008

Stockholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued or outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized, 17,586,333 and 13,673,898 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	17,586	13,674
Paid in capital	166,859	111,021
Retained earnings	103,036	99,189
Accumulated other comprehensive loss, net of tax	(37,204)	(6,177)
Total stockholders' equity	250,277	217,707
Total liabilities and stockholders' equity	$2,686,788	$2,691,715
See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended
(dollars in thousands, except per share data)	March 31, 2022	March 31, 2021
Interest income
Loans, including fees	$16,010	$13,573
Investment securities	4,171	1,750
Federal funds sold, interest bearing deposits in banks and short term investments	56	53
Total interest income	20,237	15,376

Interest expense
Deposits	599	654
Federal Home Loan Bank Advances	249	114
Paycheck Protection Program Liquidity Facility	—	68
Other borrowings	201	257
Total interest expense	1,049	1,093
Net interest income	19,188	14,283
Provision for loan losses	50	500
Net interest income after provision for loan losses	19,138	13,783

Noninterest income
Service charges on deposits	1,825	1,222
Mortgage fee income	2,912	3,995
Gain on sales of SBA loans	1,726	1,471
Gain (loss) on sales of securities	24	(4)
Interchange fees	2,000	1,530
BOLI Income	312	208
Other	353	154
Total noninterest income	9,152	8,576

Noninterest expense
Salaries and employee benefits	13,272	9,955
Occupancy and equipment	1,619	1,326
Acquisition related expenses	624	176
Information technology expenses	2,354	1,592
Professional fees	869	486
Advertising and public relations	766	580
Communications	437	218
Other	1,864	1,449
Total noninterest expense	21,805	15,782
Income before income taxes	6,485	6,577
Income taxes	1,161	1,658
Net income	$5,324	$4,919
Earnings per common share:
Basic	$0.34	$0.52
Diluted	0.34	0.52
Dividends declared per share	0.1075	0.1000
Weighted average common shares outstanding:
Basic	15,877,695	9,498,783
Diluted	15,877,695	9,498,783
 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended
(dollars in thousands)	March 31, 2022	March 31, 2021
Net income	$5,324	$4,919
Other comprehensive (loss) income:
Unrealized (losses) gains on securities arising during the period	(38,281)	(6,701)
Tax effect	7,273	1,742
Realized (gains) losses on sales of available for sale securities	(24)	4
Tax effect	5	(1)
Change in unrealized (losses) gains on securities available for sale, net of reclassification adjustment and tax effects	(31,027)	(4,956)
Comprehensive (loss) income	$(25,703)	$(37)

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

(dollars in thousands, except per share data)	Common Stock
Three Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	13,674	$13,674	$111,021	$99,189	$(6,177)	$217,707
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	(31,027)	(31,027)
Dividends on common shares ($0.1075 per share)	—	—	—	(1,477)	—	(1,477)
Issuance of common stock	3,848	3,848	55,620	—	—	59,468
Issuance of restricted stock	64	64	(64)	—	—	—
Stock-based compensation expense	—	—	282	—	—	282
Net income	—	—	—	5,324	—	5,324
Balance, March 31, 2022	17,586	$17,586	$166,859	$103,036	$(37,204)	$250,277

Balance, December 31, 2020	9,499	$9,499	$43,215	$84,993	$6,781	$144,488
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	(4,956)	(4,956)
Dividends on common shares ($0.1000 per share)	—	—	—	(973)	—	(973)
Stock-based compensation expense	—	—	9	—	—	9
Net income	—	—	—	4,919	—	4,919
Balance, March 31, 2021	9,499	$9,499	$43,224	$88,939	$1,825	$143,487

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
(dollars in thousands)	March 31, 2022	March 31, 2021
Operating Activities
Net income	$5,324	$4,919
Adjustments reconciling net income to net cash provided by (used in) operating activities:
Provision for loan losses	50	500
Depreciation, amortization, and accretion	3,115	1,762
Equity method investment income	292	—
Share-based compensation expense	282	9
Net change in servicing asset	(359)	(290)
(Gain) loss on sales of securities, available-for-sale	(24)	4
Gain on sales of SBA loans	(1,726)	(1,471)
Gain on sales of other real estate owned	—	(25)
Donation of other real estate owned	35	—
Writedown on other real estate owned	—	16
Gain on sales of premises & equipment	(31)	—
Originations of loans held for sale	(89,078)	(105,919)
Proceeds from sales of loans held for sale	104,726	131,347
Change in bank-owned life insurance	(329)	(34)
Deferred tax benefit	(230)	(589)
Change in other assets	1,063	(3,619)
Change in other liabilities	(1,168)	1,653
Net cash provided by operating activities	21,942	28,263
Investing Activities
Purchases of investment securities, available-for-sale	(90,258)	(86,465)
Proceeds from maturities, calls, and paydowns of investment securities, available-for-sale	17,618	24,819
Proceeds from sales of investment securities, available-for-sale	3,061	1,643
Proceeds from maturities, calls and paydowns of securities, held-to-maturity	2,340	—
Change in loans, net	(16,365)	(3,525)
Purchase of premises and equipment	(692)	(1,300)
Proceeds from sales of premises and equipment	40	—
Proceeds from sales of other real estate owned	—	607
Redemption (purchase) of Federal Home Loan Bank Stock	(107)	593
Net cash used in investing activities	(84,363)	(63,628)
Financing Activities
Change in noninterest-bearing customer deposits	5,409	57,831
Change in interest-bearing customer deposits	(29,231)	23,026
Issuance of common stock, net of stock issuance cost	59,468	—
Dividends paid for common stock	(1,477)	(973)
Repayment on Paycheck Protection Program Liquidity Fund	—	(46,187)
Repayments on Other borrowings	(12,563)	(250)
Net cash provided by financing activities	21,606	33,447
Net decrease in cash and cash equivalents	(40,815)	(1,918)
Cash and cash equivalents at beginning of period	197,232	183,506
Cash and cash equivalents at end of period	$156,417	$181,588

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31, 2022	March 31, 2021
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,109	$994
Cash paid during the period for income taxes	7	—
Noncash Investing and Financing Activities
Acquisition of real estate through foreclosure	—	110
Carrying amount of Securities AFS transferred to HTM, net of $13,107 unrealized loss	320,116	—
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
The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results which may be expected for the year ending December 31, 2022. These statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).
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
Reclassifications
In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2022. Such reclassifications have not materially affected previously reported stockholders’ equity or net income.
Adjustments
A goodwill adjustment was made within the one year period allowed after the acquisition for $4,000 related to deferred taxes.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Concentrations of Credit Risk
Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At March 31, 2022, approximately 87% of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.
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
Changes in Accounting Principles and Effects of New Accounting Pronouncements
ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This ASU sets forth a “current expected credit loss” ("CECL") model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supported forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. On October 16, 2019, the Financial Accounting Standards Board ("FASB") voted to extend the delay of the effective date of this ASU for smaller reporting companies, such as the Company, until fiscal years beginning after December 15, 2022. The Company is in the process of working with a third party vendor using their software solution to assist with adoption. The Company is also currently gathering necessary data to implement this change and is continuing to assess the impact of the adoption of this ASU on its consolidated financial statements.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(2) Investment Securities
The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)
March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. treasury securities	$95,447	$3	$(4,449)	$91,001
U.S. agency	7,143	3	(251)	6,895
Asset backed securities	28,887	—	(531)	28,356
State, county & municipal securities	174,561	15	(15,695)	158,881
Corporate debt securities	48,113	200	(1,719)	46,594
Mortgage-backed securities	339,028	104	(17,567)	321,565
Total	$693,179	$325	$(40,212)	$653,292

March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:
U.S. treasury securities	$21,511	$—	$(776)	$20,735
U.S. agency	15,507	—	(743)	14,764
State, county & municipal securities	88,781	—	(6,323)	82,458
Mortgage-backed securities	181,210	—	(10,357)	170,853
Total	$307,009	$—	$(18,199)	$288,810

December 31, 2021
Securities Available for Sale:
U.S. treasury securities	$88,638	$—	$(1,087)	$87,551
U.S. agency	17,916	5	(140)	17,781
State, county & municipal securities	252,632	877	(3,356)	250,153
Corporate debt securities	48,153	520	(265)	48,408
Mortgage-backed securities	539,172	2,160	(7,061)	534,271
Total	$946,511	$3,562	$(11,909)	$938,164
The Company transferred certain agency-issued securities from the available-for-sale to held-to-maturity portfolio on January 1, 2022 having a book value of approximately $320.1 million and a market value of approximately $309.7 million. As of the date of transfer, the related pre-tax net unrecognized losses of approximately $10.4 million within the accumulated other comprehensive loss balance are being amortized over the remaining term of the securities using the effective interest method. This transfer was completed after careful consideration of the Company’s intent and ability to hold these securities to maturity. Factors used in assessing the ability to hold these securities to maturity were future liquidity needs and sources of funding.
The amortized cost and fair value of investment securities as of March 31, 2022, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities,

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
which are disclosed separately in the table below.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$454	$454	$—	$—
Due after one year through five years	71,981	69,718	6,678	6,505
Due after five years through ten years	121,335	113,599	45,654	43,466
Due after ten years	160,381	147,956	73,467	67,986
	$354,151	$331,727	$125,799	$117,957

Mortgage-backed securities	339,028	321,565	181,210	170,853
	$693,179	$653,292	$307,009	$288,810
Proceeds from the sale of investment securities totaled $3.1 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively. The sale of investment securities for the three months ended March 31, 2022 and 2021 resulted in gross realized gains of $24,000 and $1,000 and losses of $0 and $5,000, respectively.
Investment securities having a carrying value approximating $268.9 million and $126.5 million were pledged to secure public deposits and for other purposes as of March 31, 2022 and December 31, 2021, respectively.
Information pertaining to available-for-sale securities with gross unrealized losses at March 31, 2022 and December 31, 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2022
U.S. Treasury	$85,998	$(4,449)	$—	$—	$85,998	$(4,449)
U.S. agency	6,893	(251)	—	—	6,893	(251)
Asset backed securities	21,734	(356)	4,052	(175)	25,786	(531)
State, county & municipal securities	142,665	(13,806)	14,430	(1,889)	157,095	(15,695)
Corporate debt securities	43,103	(1,719)	—	—	43,103	(1,719)
Mortgage-backed securities	260,863	(13,274)	39,420	(4,293)	300,283	(17,567)
	$561,256	$(33,855)	$57,902	$(6,357)	$619,158	$(40,212)

December 31, 2021
U.S. Treasury	$87,302	$(1,087)	$—	$—	$87,302	$(1,087)
U.S. agency	10,969	(140)	—	—	10,969	(140)
State, county & municipal securities	180,551	(3,131)	5,970	(225)	186,521	(3,356)
Corporate debt securities	31,977	(265)	—	—	31,977	(265)
Mortgage-backed securities	377,413	(6,421)	21,129	(640)	398,542	(7,061)
	$688,212	$(11,044)	$27,099	$(865)	$715,311	$(11,909)

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Information pertaining to held-to-maturity securities with gross unrealized losses at March 31, 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2022
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. agency	20,735	(776)	—	—	20,735	(776)
State, county & municipal securities	14,764	(743)	—	—	14,764	(743)
Corporate debt securities	81,674	(6,308)	783	(15)	82,457	(6,323)
Mortgage-backed securities	153,938	(9,879)	16,915	(478)	170,853	(10,357)
	$271,111	$(17,706)	$17,698	$(493)	$288,809	$(18,199)

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
At March 31, 2022, there were 343 available-for-sale securities and 77 held-to-maturity securities that had unrealized losses. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3) Loans
The following table presents the composition of loans segregated by legacy and purchased loans and by class of loans, as of March 31, 2022 and December 31, 2021. Purchased loans are defined as loans that were acquired in bank acquisitions.

	March 31, 2022
(dollars in thousands)	Legacy Loans	Purchased Loans	Total
Construction, land and land development	$147,306	$23,605	$170,911
Other commercial real estate	653,831	149,164	802,995
Total commercial real estate	801,137	172,769	973,906
Residential real estate	149,215	58,471	207,686
Commercial, financial, & agricultural (*)	126,373	27,865	154,238
Consumer and other	16,788	1,414	18,202
Total Loans	$1,093,513	$260,519	$1,354,032

	December 31, 2021
(dollars in thousands)	Legacy Loans	Purchased Loans	Total
Construction, land and land development	$119,953	$45,493	$165,446
Other commercial real estate	595,739	191,653	787,392
Total commercial real estate	715,692	237,146	952,838
Residential real estate	159,469	53,058	212,527
Commercial, financial, & agricultural (*)	113,040	41,008	154,048
Consumer and other	16,003	2,561	18,564
Total Loans	$1,004,204	$333,773	$1,337,977
(*) Includes $387,000 and $9.0 million in PPP loans at March 31, 2022 and December 31, 2021, respectively.
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
The following table presents the loan portfolio, excluding purchased loans, by credit quality indicator (risk grade) as of March 31, 2022 and December 31, 2021. Those loans with a risk grade of 1, 2, 3, 4 and 5 have been combined in the pass column for presentation purposes.

(dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
March 31, 2022
Construction, land and land development	$144,522	$2,529	$255	$147,306
Other commercial real estate	622,237	23,734	7,860	653,831
Total commercial real estate	766,759	26,263	8,115	801,137
Residential real estate	138,027	5,803	5,385	149,215
Commercial, financial, & agricultural	124,178	1,174	1,021	126,373
Consumer and other	16,670	70	48	16,788
Total Loans	$1,045,634	$33,310	$14,569	$1,093,513

(dollars in thousands)
December 31, 2021
Construction, land and land development	$117,044	$2,634	$275	$119,953
Other commercial real estate	562,228	25,718	7,793	595,739
Total commercial real estate	679,272	28,352	8,068	715,692
Residential real estate	148,507	5,733	5,229	159,469
Commercial, financial, & agricultural	110,267	1,488	1,285	113,040
Consumer and other	15,787	78	$138	16,003
Total Loans	$953,833	$35,651	$14,720	$1,004,204

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the purchased loan portfolio by credit quality indicator (risk grade) as of March 31, 2022 and December 31, 2021. Those loans with a risk grade of 1, 2, 3, 4 or 5 have been combined in the pass column for presentation purposes. For the period ending March 31, 2022, the Company did not have any loans classified as “doubtful” or a “loss”.

(dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
March 31, 2022
Construction, land and land development	$23,577	$—	$28	$23,605
Other commercial real estate	147,899	184	1,081	149,164
Total commercial real estate	171,476	184	1,109	172,769
Residential real estate	55,412	686	2,373	58,471
Commercial, financial, & agricultural	27,241	373	251	27,865
Consumer and other	1,410	—	4	1,414
Total Loans	$255,539	$1,243	$3,737	$260,519

December 31, 2021
Construction, land and land development	$45,432	$—	$61	$45,493
Other commercial real estate	186,905	3,518	1,230	191,653
Total commercial real estate	232,337	3,518	1,291	237,146
Residential real estate	49,875	563	2,620	53,058
Commercial, financial, & agricultural	40,711	—	297	41,008
Consumer and other	2,558	3	—	2,561
Total Loans	$325,481	$4,084	$4,208	$333,773
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the aging of the amortized cost basis in legacy loans by aging category and accrual status as of March 31, 2022 and December 31, 2021:

(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
March 31, 2022
Construction, land and land development	$109	$—	$109	$67	$147,130	$147,306
Other commercial real estate	759	—	759	1,336	651,736	653,831
Total commercial real estate	868	—	868	1,403	798,866	801,137
Residential real estate	278	—	278	2,978	145,959	149,215
Commercial, financial, & agricultural	437	—	437	578	125,358	126,373
Consumer and other	18	—	18	22	16,748	16,788
Total Loans	$1,601	$—	$1,601	$4,981	$1,086,931	$1,093,513

December 31, 2021
Construction, land and land development	$6	$—	$6	$—	$119,947	$119,953
Other commercial real estate	349	—	349	577	594,813	595,739
Total commercial real estate	355	—	355	577	714,760	715,692
Residential real estate	421	—	421	2,641	156,407	159,469
Commercial, financial, & agricultural	69	—	69	708	112,263	113,040
Consumer and other	93	—	93	26	15,884	16,003
Total Loans	$938	$—	$938	$3,952	$999,314	$1,004,204

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the aging of the amortized cost basis in purchased loans by aging category and accrual status as of March 31, 2022 and December 31, 2021:

(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
March 31, 2022
Construction, land and land development	$—	$—	$—	$—	$23,605	$23,605
Other commercial real estate	—	—	—	125	149,039	149,164
Total commercial real estate	—	—	—	125	172,644	172,769
Residential real estate	598	—	598	1,061	56,812	58,471
Commercial, financial, & agricultural	226	—	226	—	27,639	27,865
Consumer and other	3	—	3	4	1,407	1,414
Total Loans	$827	$—	$827	$1,190	$258,502	$260,519

December 31, 2021
Construction, land and land development	$2,680	$—	$2,680	$31	$42,782	$45,493
Other commercial real estate	—	—	—	260	191,393	191,653
Total commercial real estate	2,680	—	2,680	291	234,175	237,146
Residential real estate	560	—	560	1,198	51,300	53,058
Commercial, financial, & agricultural	389	—	389	—	40,619	41,008
Consumer and other	—	—	—	8	2,553	2,561
Total Loans	$3,629	$—	$3,629	$1,497	$328,647	$333,773

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table details impaired loan data, including purchased credit impaired loans, as of March 31, 2022.

	March 31, 2022
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With No Related Allowance Recorded
Construction, land and land development	$—	$—	$—	$1,773
Commercial real estate	5,982	5,281	—	6,155
Residential real estate	1,022	1,058	—	1,071
Commercial, financial & agriculture	99	99	—	85
Consumer & other	2	2	—	1
	7,105	6,440	—	9,085

With An Allowance Recorded
Construction, land and land development	—	—	—	—
Commercial real estate	1,168	1,183	141	2,938
Residential real estate	1,297	1,406	123	1,022
Commercial, financial & agriculture	180	198	163	50
Consumer & other	—	—	—	—
	2,645	2,787	427	4,010

Purchased Credit Impaired Loans
Construction, land and land development	—	—	—	30
Commercial real estate	—	—	—	1,239
Residential real estate	3	—	1	6
Commercial, financial & agriculture	—	—	—	31
Consumer & other	192	—	96	144
	195	—	97	1,450
Total
Construction, land and land development	—	—	—	1,803
Commercial real estate	7,150	6,464	141	10,332
Residential real estate	2,322	2,464	124	2,099
Commercial, financial & agriculture	279	297	163	166
Consumer & other	194	2	96	145
	$9,945	$9,227	$524	$14,545

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table details impaired loan data as of December 31, 2021.

	December 31, 2021
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With No Related Allowance Recorded
Construction, land and land development	$62	$62	$—	$4,311
Commercial real estate	7,203	6,369	—	8,113
Residential real estate	958	997	—	1,083
Commercial, financial & agriculture	75	75	—	56
Consumer & other	—	—	—	—
	8,298	7,503	—	13,563

With An Allowance Recorded
Construction, land and land development	—	—	—	—
Commercial real estate	430	483	148	4,429
Residential real estate	685	773	108	1,029
Commercial, financial & agriculture	—	—	—	79
Consumer & other	—	—	—	1
	1,115	1,256	256	5,538
Purchased Credit Impaired Loans
Construction, land and land development	—	—	—	51
Commercial real estate	2,003	1,916	18	802
Residential real estate	4	—	6	7
Commercial, financial & agriculture	—	—	—	35
Consumer & other	192	73	96	72
	2,199	1,989	120	967
Total
Construction, land and land development	62	62	—	4,362
Commercial real estate	9,636	8,768	166	13,344
Residential real estate	1,647	1,770	114	2,119
Commercial, financial & agriculture	75	75	—	170
Consumer & other	192	73	96	73
	$11,612	$10,748	$376	$20,068
Interest income recorded on impaired loans during the three months ended March 31, 2022 and 2021 was $215,000 and $238,000, respectively.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Troubled Debt Restructurings
The restructuring of a loan is considered a troubled debt restructuring ("TDR") if both the borrower is experiencing financial difficulties and the Company has granted a concession to the terms of the loan. Concessions may include interest rate reductions to below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.
As discussed in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2021, which are included in the Company’s 2021 Form 10-K, once a loan is identified as a TDR, it is accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of March 31, 2022. The Company had no loans restructured during the three month period ended March 31, 2022. Loans modified in a TDR are considered to be in default once the loan becomes 90 days past due. A TDR may cease being classified as impaired if the loan is subsequently modified at market terms and, has performed according to the modified terms for at least six months, and there has not been any prior principal forgiveness on a cumulative basis.
The Company had no loans that subsequently defaulted during the three months ended March 31, 2022 and 2021.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4) Allowance for Loan Losses
The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the three month periods ended March 31, 2022 and March 31, 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

(dollars in thousands)	Construction, land and land development	Other commercial real estate	Residential real estate	Commercial, financial & agricultural	Consumer and other	Total
Three Months Ended March 31, 2022
Beginning Balance	$1,127	$7,691	$1,805	$1,083	$1,204	$12,910
Charge-offs	—	(58)	(18)	(16)	(16)	(108)
Recoveries	6	7	4	44	6	67
Provision	206	(285)	20	976	(867)	$50
Ending balance	$1,339	$7,355	$1,811	$2,087	$327	$12,919

Period end amount allocated to
Individually evaluated for impairment	$—	$141	$123	$163	$—	$427
Collectively evaluated for impairment	1,339	7,214	1,687	1,924	231	12,395
Purchase credit impaired	—	—	1	—	96	97
Ending Balance	$1,339	$7,355	$1,811	$2,087	$327	$12,919

Loans
Individually evaluated for impairment	$—	$6,463	$2,465	$297	$2	$9,227
Collectively evaluated for impairment	170,911	796,532	205,221	153,941	18,200	1,344,805
Purchase credit impaired	—	—	—	—	—	—
Ending balance	$170,911	$802,995	$207,686	$154,238	$18,202	$1,354,032

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Construction, land and land development	Other commercial real estate	Residential real estate	Commercial, financial & agricultural	Consumer and other	Total
Three Months Ended March 31, 2021
Beginning Balance	$1,013	$6,880	$2,278	$1,713	$243	$12,127
Charge-offs	—	—	—	(15)	(11)	(26)
Recoveries	15	—	66	3	8	92
Provision	25	248	67	(35)	195	500
Ending balance	$1,053	$7,128	$2,411	$1,666	$435	$12,693

Year ended December 31, 2021
Period end amount allocated to
Individually evaluated for impairment	$—	$148	$108	$—	$—	$256
Collectively evaluated for impairment	1,127	7,525	1,691	1,083	1,108	12,534
Purchase credit impaired	—	18	6	—	96	120
Ending Balance	$1,127	$7,691	$1,805	$1,083	$1,204	$12,910

Loans
Individually evaluated for impairment	$62	$6,852	$1,770	$75	$—	$8,759
Collectively evaluated for impairment	165,384	778,624	210,757	153,973	18,491	1,327,229
Purchase credit impaired	—	1,916	—	—	73	1,989
Ending Balance	$165,446	$787,392	$212,527	$154,048	$18,564	$1,337,977
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

(5) Borrowings
The following table presents information regarding the Company’s outstanding borrowings at March 31, 2022 and December 31, 2021:

(dollars in thousands)	March 31, 2022	December 31, 2021
Federal Home Loan Bank advances	$51,712	$51,656
Other borrowings	24,229	36,792
	$75,941	$88,448
Advances from the Federal Home Loan Bank (“FHLB”) have maturities ranging from 2023 to 2029 and interest rates ranging from 1.01% to 3.51%. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans, commercial loans, multifamily loans and HELOC loans. At March 31,

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
2022, the lendable collateral of those loans pledged is $93.2 million. At March 31, 2022, the Company had remaining credit availability from the FHLB of $619.3 million. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.
On May 1, 2019, the Company entered into two borrowing arrangements with a correspondent bank for $10.0 million each. The term note is secured by the Bank’s stock, expiring on May 1, 2024, and bears a fixed interest rate of 4.70%. The line of credit is also secured by the Bank’s stock, expiring on July 30, 2022, and bears a variable interest rate of Wall Street Journal Prime minus 0.40%.The proceeds were used for the acquisition of LBC Bancshares, Inc. and its subsidiary, Calumet Bank. As of March 31, 2022, the term note and the line of credit were closed and had zero balances, as both were paid off with the proceeds from the Company's public offering of its common stock completed on February 10, 2022. At December 31, 2021 the outstanding balances of the term note and the line of credit totaled $7.3 million and $5.3 million, respectively.
The Company's debentures issued in connection with trust preferred securities are recorded as subordinated debentures on the consolidated balance sheets, but, subject to certain limitations, qualify as Tier 1 capital for regulatory capital purposes. At March 31, 2022 and December 31, 2021, $24.2 million of debentures underlying trust preferred securities were outstanding. The proceeds from the offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the bank subsidiary. The debentures underlying the trust preferred securities require quarterly interest payments.
The aggregate stated maturities of other borrowed money at March 31, 2022 are as follows:

(dollars in thousands)
Year	Amount
2023	3,000
2025	4,500
2027 and After	69,229
Fair Value adjustment for FHLB borrowings acquired from SouthCrest	(788)
$75,941
The Company also has available federal funds lines of credit with various financial institutions totaling $53.0 million, none of which were outstanding at March 31, 2022.
The Company has the ability to borrow funds from the Federal Reserve Bank (“FRB”) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At March 31, 2022, the Company had borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(6) Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock.
The following table presents earnings per share for the three months ended March 31, 2022 and 2021.

(dollars in thousands, except per share data)	Three Months Ended March 31,
	2022	2021
Numerator
Net income available to common stockholders	$5,324	$4,919

Denominator
Weighted average number of common shares
Outstanding for basic earnings per common share	15,878	9,499
Weighted-average number of shares outstanding for diluted earnings per common share	15,878	9,499

Earnings per share - basic	$0.34	$0.52

Earnings per share - diluted	$0.34	$0.52

(7) Commitments and Contingencies
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
At March 31, 2022 and December 31, 2021 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(dollars in thousands)	March 31, 2022	December 31, 2021
Loan commitments	$374,598	$318,853
Letters of credit	5,040	4,869
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
Legal Contingencies. In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. As of March 31, 2022, the aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.

(8) Fair Value of Financial Instruments and Fair Value Measurements
Generally accepted accounting standards in the U.S. require disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company and the Bank’s financial instruments are detailed hereafter. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.
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
Other investments, at cost– The fair value of other bank stock approximates carrying value and is classified as Level 2. Fair values for investment funds are based on quoted market prices where available and classified as Level 1. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments and classified as Level 2 If a comparable is not available, the investment securities are classified as Level 3.

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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2022 and December 31, 2021 are as follows:

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Cash and short-term investments	$156,417	$156,417	$156,417	$—	$—
Investment securities available for sale	653,292	653,292	—	653,292	—
Investment securities held to maturity	307,009	288,810	—	288,810
Other investments, at cost	13,827	13,827	—	9,744	4,083
Loans held for sale	24,228	24,228	—	24,228	—
Loans, net	1,341,113	1,328,231	—	—	1,328,231

Liabilities
Deposits	2,350,786	2,351,458	—	2,351,458	—
Federal Home Loan Bank advances	51,712	51,656	—	51,656	—
Other borrowings	24,229	24,229	—	24,229	—

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Cash and short-term investments	$197,232	$197,232	$197,232	$—	$—
Investment securities available for sale	938,164	938,164	87,551	850,613	—
Other investments, at cost	14,012	14,012	5,574	4,183	4,255
Loans held for sale	38,150	38,150	—	38,150	—
Loans, net	1,325,067	1,328,853	—	—	1,328,853

Liabilities
Deposits	2,374,608	2,375,385	—	2,375,385	—
Federal Home Loan Bank advances	51,656	51,162	—	51,162	—
Other borrowings	36,792	36,796	—	36,796	—

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
Assets Measured at Fair Value on a Recurring and Nonrecurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall. The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at March 31, 2022 and December 31, 2021. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2022
Nonrecurring
Collateral dependent impaired loans	$426	$—	$—	$426
Other real estate owned	246	—	—	246
Total nonrecurring assets	$672	$—	$—	$672

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2021
Nonrecurring
Collateral dependent impaired loans	$1,837	$—	$—	$1,837
Other real estate owned	281	—	—	281
Total nonrecurring assets	$2,118	$—	$—	$2,118

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at March 31, 2022 and December 31, 2021. This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

(dollars in thousands)	March 31, 2022	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Collateral dependent impaired loans	$426	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	25%	100%
Other real estate owned	246	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	—%	20%

(dollars in thousands)	December 31, 2021	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Collateral dependent impaired loans	$1,837	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	25%	100%
Other real estate owned	281	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	—%	20%

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents quantitative information about recurring level 3 fair value measurements as of March 31, 2022 and December 31, 2021.

	As of March 31, 2022
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Other investments	$4,083	Discounted Cash Flow	Discount Rate or Yield	N/A*

	As of December 31, 2021
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Other investments	$4,255	Discounted Cash Flow	Discount Rate or Yield	N/A*
* The Company relies on a third-party pricing service to value its securities. The details of the unobservable inputs and other adjustments used by the third-party pricing service were not readily available to the Company.
The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three months ended March 31, 2022.

Available for Sale Securities
(dollars in thousands)	March 31, 2022
Balance, Beginning	$4,255
Unrealized/realized losses included in earnings	(172)
Balance, Ending	$4,083
The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers of securities between levels for the three months ended March 31, 2022 and March 31, 2021.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(9) Segment Information
The Company’s operating segments include banking, mortgage banking and small business specialty lending division. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. The Small Business Specialty Lending Division segment derives its revenue from the origination, sales and servicing of Small Business Administration loans and other government guaranteed loans. Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows. The following tables present information reported internally for performance assessment for the three months ended March 31, 2022 and 2021:

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three months ended March 31, 2022
Net Interest Income	$18,824	$71	$293	$19,188
Provision for Loan Losses	$50	$—	$—	$50
Noninterest Income	$4,300	$2,912	$1,940	$9,152
Noninterest Expenses	$17,701	$2,711	$1,393	$21,805
Income Taxes	$900	$101	$160	$1,161
Segment Profit	$4,473	$171	$680	$5,324

Segments Assets at March 31, 2022	$2,627,450	$19,417	$39,921	$2,686,788

Full time employees at March 31, 2022	404	62	28	494

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three months ended March 31, 2021
Net Interest Income	$13,985	$168	$130	$14,283
Provision for Loan Losses	500	—	—	500
Noninterest Income	3,005	3,986	1,585	8,576
Noninterest Expenses	11,960	2,793	1,029	15,782
Income Taxes	1,160	354	144	1,658
Segment Profit	$3,370	$1,007	$542	$4,919

Segments Assets at March 31, 2021	$2,620,501	$25,149	$46,065	$2,691,715

Full time employees at March 31, 2021	291	51	23	365

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(10) Regulatory Capital Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of March 31, 2022, the interim final Basel III rules (“Basel III”) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets.  These amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of March 31, 2022, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no events or conditions since prior notification of capital adequacy from the regulators that have changed the institution’s category.
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
The following table summarizes regulatory capital information as of March 31, 2022 and December 31, 2021 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for March 31, 2022 and December 31, 2021

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
were calculated in accordance with the Basel III rules.

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022
Total Capital to Risk-Weighted Assets
Consolidated	$265,390	15.40%	$137,865	8.00%	N/A	N/A
Colony Bank	227,722	13.23	137,695	8.00	$172,119	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	252,471	14.65	103,401	6.00	N/A	N/A
Colony Bank	214,803	12.48	103,272	6.00	137,695	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	228,971	13.29	77,530	4.50	N/A	N/A
Colony Bank	214,803	12.48	77,454	4.50	111,877	6.50

Tier 1 Capital to Average Assets
Consolidated	252,471	9.47	106,640	4.00	N/A	N/A
Colony Bank	214,803	8.16	105,245	4.00	131,557	5.00

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total Capital to Risk-Weighted Assets
Consolidated	$207,366	12.05%	$137,670	8.00%	N/A	N/A
Colony Bank	203,265	12.18	133,507	8.00	$166,884	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	194,456	11.28	103,434	6.00	N/A	N/A
Colony Bank	190,355	11.41	100,099	6.00	133,465	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	170,956	9.87	77,943	4.50	N/A	N/A
Colony Bank	190,355	11.41	75,074	4.50	108,441	6.50

Tier 1 Capital to Average Assets
Consolidated	194,456	7.25	107,286	4.00	N/A	N/A
Colony Bank	190,355	7.53	101,118	4.00	126,398	5.00

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(11) Subsequent Events
Dividend
On April 21, 2022, the Board of Directors declared a quarterly cash dividend of $0.1075 per share, to be paid on its common stock on May 20, 2022, to shareholders of record as of the close of business on May 6, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Colony Bankcorp, Inc. and our wholly owned subsidiary, Colony Bank, from December 31, 2021 through March 31, 2022 and on our results of operations for the three months ended March 31, 2022 and 2021. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto in the Company's 2021 Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
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
•the impact of the continuing COVID-19 pandemic on our business;
•the risk that a future economic downturn and contraction could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic recovery could be weakened by the continued impact of COVID-19 and by current supply chain challenges;
•adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions related to the COVID-19 pandemic, including as a result of our participation in and execution of government programs related to the COVID-19 pandemic, including, but not limited to, the Paycheck Protection Program ("PPP");
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
•the risks relating to the recently completed acquisition including, without limitation: unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues being lower than expected;

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
•changes in our accounting standards;
•changes in tariffs and trade barriers;
•changes in federal tax law or policy;
•the effects of war or other conflicts (including the military conflict between Russia and Ukraine), acts of terrorism, natural disasters, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions; and
•other risks and factors identified in our 2021 Form 10-K, and this Quarterly Report on Form 10-Q for the period ended March 31, 2022, and in any of the Company's other reports filed with the U.S. Securities and Exchange Commission and available on its website at www.sec.gov.
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

Overview
The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of March 31, 2022 and December 31, 2021, and results of operations for each of the three month periods ended March 31, 2022 and 2021. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.
At March 31, 2022, the Company had total consolidated assets of $2.7 billion, total loans of $1.3 billion, total deposits of $2.4 billion, and stockholders’ equity of $250.3 million. The Company reported net income of $5.3 million, or $0.34 per diluted share, for the first three months of 2022, compared to net income of $4.9 million, or $0.52 per diluted share, for the first three months of 2021. The increase in net income for the three months ended March 31, 2022 was primarily driven by the increase in volume of taxable and tax-exempt investment securities and loans, acquisition of SouthCrest Financial Group, Inc. ("SouthCrest"), a decrease in provision for loan loss and an increase in interchange fees and gain on sale of SBA loans.
Net interest income on a tax equivalent basis increased to $19.3 million for the first three months of 2022, compared to $14.4 million for the first three months of 2021, primarily due to an increase in investment securities and loan volume. The net interest margin decreased to 3.13% for the three months ended March 31, 2022 from 3.50% for the same period in 2021. The reason for the decrease in net interest margin is primarily due to a decrease in yield on loans offset by slight decrease in deposit and borrowing rates.
The provision for loan losses was $50,000 for the first three months of 2022, compared to $500,000 for the first three months of 2021. Net charge-offs for the first three months of 2022 were $41,000 compared to net recoveries of $66,000 for the same period in 2021. As of March 31, 2022, Colony’s allowance for loan losses was $12.9 million, or 0.95% of total loans, compared to $12.9 million, or 0.96% of total loans, at December 31, 2021. At March 31, 2022 and December 31, 2021, nonperforming assets were $6.5 million and $5.8 million, or 0.24% and 0.21% of total assets, respectively.
Noninterest income of $9.2 million for the first quarter of 2022 was up $576,000 or 6.7%, from the first quarter of 2021. The increase was primarily due to increases in service charges, interchange fees and gain on sale of SBA loans, offset by a decrease in mortgage fee income. See "Table 3 - Noninterest income" for more detail and discussion on the primary drivers to the increase in noninterest income.
For the first quarter of 2022, noninterest expense was $21.8 million, an increase of $6.0 million, or 38.16%, from the same period in 2021. Increases in noninterest expense are in part due to changes to the Company's organizational structure, along with acquisition expenses related to the SouthCrest merger. Those expenses that were the primary contributors to the increase year over year include salaries and employee benefits. See "Table 4 - Noninterest expense" for more detail and discussion on the primary drivers to the increase in noninterest expense.
On February 10, 2022, the Company completed a public offering of approximately 3.85 million shares of its common stock with aggregate proceeds totaling $63.5 million. The offering generated net proceeds of approximately $59.3 million, which were used to fund the repayment of the Company's existing term note and the line of credit and for other general corporate purposes.
Critical Accounting Policies
Our accounting and reporting policies are in accordance with GAAP and conform to general practices within the banking industry. We have identified certain of its accounting policies as “critical accounting policies,” consisting of those related to business combinations, allowance for loan losses and income taxes. In determining which accounting policies are critical in nature, we have identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee on a periodic basis, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on the Company’s unaudited interim consolidated financial statements. Our financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in Note 1 of our consolidated financial statements as of December 31, 2021, which are included in the Company’s 2021 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. There have been no significant changes to the Significant Accounting Policies as described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2021, which are included in the Company’s 2021 Form 10-K.

Results of Operations
We reported net income and diluted earnings per share of $5.3 million and $0.34, respectively, for the first three months of 2022. This compared to net income and diluted earnings per share of $4.9 million and $0.52, respectively, for the same period in 2021.

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
Fully taxable equivalent net interest income for the first quarter of 2022 and 2021 was $19.3 million and $14.4 million, respectively. The increase is primarily due to an increase in volume of securities and loans. The net interest margin for the first quarter of 2022 and 2021 was 3.13% and 3.50% respectively. The decrease in net interest margin for the first three months of 2022 compared to 2021 is a result of the decrease in loan yields and higher borrowing yields, offset by lower yields paid on deposits.
The following tables indicate the relationship between interest income and interest expense and the average amounts of assets and liabilities for the periods indicated. As shown in the tables, both average assets and average liabilities for the three months ended March 31, 2022 increased compared to the same period in 2021. The increase in average assets was primarily driven by the increase in the purchasing of investment securities of $573.6 million as well as an increase in loans of $283.4 million for the three months ended March 31, 2022 compared to the same period in 2021. The loan increase is primarily due to the SouthCrest acquisition. The increase in average liabilities for the three months ended March 31, 2022 was funded primarily through an increase in deposits from the SouthCrest merger during the last half of 2021.The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.
The yield on total interest-bearing liabilities decreased from 0.35% in the first quarter of 2021 to 0.23% in the first quarter of 2022. The main driver for the decrease is the deposit rates decreases over 2021 and run-off of higher yielding time deposits throughout 2021 into the first quarter of 2022. In March of 2020, the Federal Reserve's Federal Open Market Committee ("FOMC") lowered interest rates twice for a total reduction of 150 basis points in response to the COVID-19 pandemic, which was the most aggressive action taken by the FOMC since the financial crisis in 2008. In March 2022, the FOMC raised the rate 25 basis points.

Table 1 - Average Balance Sheet and Net Interest Analysis
	Three Months Ended March 31,
	2022			2021
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$1,362,434	$16,060	4.78%	$1,079,006	$13,638	5.13%
Investment securities, taxable	866,445	3,753	1.76	371,265	1,628	1.78
Investment securities, tax-exempt(2)	111,007	516	1.89	32,616	155	1.93
Deposits in banks and short term investments	161,653	56	0.14	183,376	53	0.12
Total interest-earning assets	2,501,539	20,385	3.30	1,666,263	15,474	3.77
Noninterest-earning assets	177,703			108,712
Total assets	$2,679,242			$1,774,975
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$1,445,408	$261	0.07%	$859,462	$165	0.08%
Other time	343,215	338	0.40	260,438	488	0.76
Total interest-bearing deposits	1,788,623	599	0.14	1,119,900	653	0.24
Federal Home Loan Bank advances	51,678	249	1.95	22,500	114	2.05
Paycheck Protection Program Liquidity Facility	—	—	—	60,602	68	0.46
Other borrowings	32,181	201	2.53	61,654	256	1.68
Total other interest-bearing liabilities	83,859	450	2.18	144,756	438	1.23
Total interest-bearing liabilities	1,872,482	1,049	0.23	1,264,656	1,091	0.35
Noninterest-bearing liabilities:
Demand deposits	552,734			356,044
Other liabilities	10,906			7,908
Stockholders' equity	243,120			145,515
Total noninterest-bearing liabilities and stockholders' equity	806,760			509,467
Total liabilities and stockholders' equity	$2,679,242			$1,774,123
Interest rate spread			3.08%			3.42%
Net interest income		$19,336			$14,383
Net interest margin			3.13%			3.50%
(1)The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $50,000 and $66,000 for the quarters ended March 31, 2022 and 2021, respectively, are included in loans, net of unearned income. Accretion income of $269,000 and $209,000 for the quarter ended March 31, 2022 and 2021, respectively are also included in income and fees on loans.
(2)Taxable-equivalent adjustments totaling $98,000 and $33,000 for quarter ended March 31, 2022 and 2021, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 19% and 21% with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

The following table presents the effect of net interest income for changes in the average outstanding volume amounts of interest-earning assets and interest-bearing liabilities and the rates earned and paid on these assets and liabilities from March 31, 2021 to March 31, 2022.

Table 2 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
	Three Months Ended March 31, 2022
	Compared to Three Months Ended March 31, 2021 Increase (Decrease) Due to Changes in
(dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned fees	$14,530	$(12,108)	$2,422
Investment securities, taxable	8,806	(6,681)	2,125
Investment securities, tax-exempt	1,511	(1,150)	361
Deposits in banks and short term investments	(25)	28	3
Total interest-earning assets (FTE)	24,822	(19,911)	4,911
Interest-bearing liabilities:
Interest-Bearing Demand and Savings Deposits	456	(360)	96
Time Deposits	629	(779)	(150)
Federal Home Loan Bank Advances	600	(465)	135
Paycheck Protection Program Liquidity Facility	(276)	208	(68)
Other Borrowed Money	(496)	441	(55)
Total interest-bearing liabilities	913	(955)	(42)
Increase in net interest income (FTE)	$23,909	$(18,956)	$4,953
Provision for Loan Losses
The provision for loan losses is based on management's evaluation of probable, inherent losses in the loan portfolio and unfunded commitments and the corresponding analysis of the allowance for loan losses at quarter-end. Provision for loan losses for the three months ended March 31, 2022 was $50,000 compared to $500,000 for the same period in 2021, respectively. The amount of provision expense recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover probable, inherent loan losses in the loan portfolio. The decrease in provision for loan losses in the three months ended March 31, 2022 compared to the same periods in 2021 is largely due to the reserve levels that have already been established in response to the COVID-19 pandemic. See the section captioned “Loans and Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income
The following table represents the major components of noninterest income for the periods indicated.

Table 3 - Noninterest Income
	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	Amount	Percent
Service charges on deposits	$1,825	$1,222	$603	49.3%
Mortgage fee income	2,912	3,995	(1,083)	(27.1)
Gain on sales of SBA loans	1,726	1,471	255	17.3
(Loss)/gain on sales of securities	24	(4)	28	100.0
Interchange fee	2,000	1,530	470	30.7
BOLI income	312	208	104	50.0
Other noninterest income	353	154	199	129.2
Total noninterest income	$9,152	$8,576	$576	6.72%
For the three months ended March 31, 2022, noninterest income increased $576,000, compared to the same periods in 2021. The primary reason for this increase was due to increases in almost all noninterest income accounts offset by the decrease in mortgage fee income.
Service charges on deposit accounts. For the three months ended March 31, 2022, services charges on deposits increased $603,000, or 49.3%, compared to the same period in 2021. This increase in service charges on deposits was primarily attributable to the additional deposits acquired from SouthCrest acquisition.
Mortgage Fee Income. For the three months ended March 31, 2022, mortgage fee income was $2.9 million, a decrease of $1.1 million, or 27.1%, compared to the same period in 2021. During the three months ended March 31, 2021, there was a continued increase in the demand for mortgage rate locks and mortgage closings due to a historically low interest rate environment. As the rates started to increase in first quarter of 2022, the demand slowed down.
Gain on Sale of SBA loans. For the three months ended March 31, 2022 and 2021, net realized gains on the sale of the guaranteed portion of SBA loans totaled $1.7 million and $1.5 million, respectively. The small increase in 2022 was a result of continued growth in the Small Business Specialty Lending division compared to the same period in 2021.
Interchange Fees. For the three months ended March 31, 2022, interchange fee income was $2.0 million, an increase of $470,000, or 30.7%, compared to the same period in 2021. The increase in interchange fees was primarily attributable growth of customers from the SouthCrest acquisition and the continued success with the Discover® Card program.

Noninterest Expense
The following table represents the major components of noninterest expense for the periods indicated.

Table 4 - Noninterest Expense
	Three months ended March 31,		Change
(dollars in thousands)	2022	2021	Amount	Percent
Salaries and employee benefits	$13,272	$9,955	$3,317	33.3%
Occupancy and equipment	1,619	1,326	293	22.1
Acquisition-related expenses	624	176	448	254.5
Information technology expenses	2,354	1,592	762	47.9
Professional fees	869	486	383	78.8
Advertising and public relations	766	580	186	32.1
Communications	437	218	219	100.3
Other noninterest expense	1,864	1,449	415	28.6
Total noninterest expense	$21,805	$15,782	$6,023	38.2%
Noninterest expense for the three months ended March 31, 2022 totaled $21.8 million, up $6.0 million, or 38.2%, from the same period in 2021. Increases in salaries and employee benefits, information technology expenses, and acquisition expenses accounted for the majority of these increases.
Salaries and Employee Benefits. Salaries and employee benefits for the three months ended March 31, 2022 increased $3.3 million, or 33.3%, compared to the same period in 2021. The increase in 2022 is primarily attributable to the salary and employee benefits from the additional employees from the SouthCrest acquisition compared to the same period in 2021.
Acquisition-related Expenses. Acquisition-related expense for the three months ended March 31, 2022 increased $448,000, or 254.5%, compared to the same period in 2021. Increases are primarily attributed to amortization of intangibles related to the SouthCrest and insurance acquisitions that occurred in 2021.
Information technology Expenses. Information technology expense for the three months ended March 31, 2022 increased $762,000, or 47.9%, compared to the same period in 2021. These increases relate to increases in data processing costs from SouthCrest merger and software costs due to the implementation of new software platforms used in various areas of the bank.
Income Tax Expense
Income tax expense for the three months ended March 31, 2022 and 2021 was $1.2 million and $1.7 million, respectively. The Company’s effective tax rates were a federal tax rate of 17.0% and a Georgia state tax rate of 1.0% for the three months ended March 31, 2022 and federal tax rate of 21% and a Georgia tax rate of 5.75% for the three months ended March 31, 2021. The largest driver of the federal rate difference is tax exempt income primarily from BOLI and tax exempt interest. The largest driver of the state difference is the benefit of Georgia state tax credits as well as filing in other states with lower tax rates.
Balance Sheet Review
Total assets remained stable at $2.7 billion at March 31, 2022 and December 31, 2021.

Loans and Allowance for Loan Losses
At March 31, 2022, gross loans outstanding (excluding loans held for sale) were $1.4 billion, an increase of $16.1 million, or 1.2%, compared to $1.3 billion at December 31, 2021. During the three months ended March 31, 2022, PPP loans totaling approximately $8.3 million were forgiven through the SBA.
At March 31, 2022, approximately 71.9% of our loans are secured by commercial real estate. The following table presents a summary of the loan portfolio as of March 31, 2022 and December 31, 2021.

Table 5 - Loans Outstanding
(dollars in thousands)	March 31, 2022	December 31, 2021
Construction, land and land development	$170,911	$165,446
Other commercial real estate	802,995	787,392
Total commercial real estate	973,906	952,838
Residential real estate	207,686	212,527
Commercial, financial, & agricultural (*)	154,238	154,048
Consumer and other	18,202	18,564
Total loans	$1,354,032	$1,337,977

As a percentage of total loans:
Construction, land and land development	12.6%	12.4%
Other commercial real estate	59.3%	58.8%
Total commercial real estate	71.9%	71.2%
Residential real estate	15.4%	15.9%
Commercial, financial & agricultural	11.4%	11.5%
Consumer and other	1.3%	1.4%
Total loans	100%	100%
(*) Includes $387,000 and $9.0 million in PPP loans at March 31, 2022 and December 31, 2021, respectively.
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
The allowance for loan losses was $12.9 million at March 31, 2022 compared to $12.7 million at March 31, 2021, an increase of $226,000, or 1.8%. The allowance for loan losses as a percentage of loans was 0.96% and 1.19% at March 31, 2022 and 2021, respectively. The quarterly provision was $50,000 compared to $500,000 at March 31, 2022 and March 31, 2021, respectively. The amount of provision expense recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover probable, inherent losses in the loan portfolio. The primary reason for the decrease in allowance to loans as a percentage for loans is primarily due to the SouthCrest acquisition and additional loans that came with that acquisition without corresponding reserves. The decrease in the provision over the same period in 2021 is due to the additional reserve levels calculated in the prior period in response to the social and economic disruption of the COVID-19 pandemic in 2020 and 2021.
Additional information about the Company’s allowance for loan losses is provided in Note 4 to our consolidated financial statements as of March 31, 2022, included elsewhere in this Form 10-Q.
The following table presents an analysis of the allowance for loan losses as of and for the three months ended March 31, 2022 and 2021:

Table 6 - Analysis of Allowance for Loan Loss
	March 31, 2022		March 31, 2021
(dollars in thousands)	Reserve	%*	Reserve	%*
Construction, land and land development	$1,339	12.6%	$1,053	12.4%
Other commercial real estate	7,355	59.3%	7,128	58.8%
Residential real estate	1,811	15.4%	2,411	15.9%
Commercial, financial, & agricultural	2,087	11.5%	1,666	11.5%
Consumer and other	327	1.3%	435	1.4%
	$12,919	100%	$12,693	100%
*Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

The following table presents a summary of allowance for loan loss for the three months ended March 31, 2022 and 2021.

Table 7 - Summary of Allowance for Loan Loss
	Three Months Ended
(dollars in thousands)	March 31, 2022	March 31, 2021
Allowance for loan loss - beginning balance	$12,910	$12,127
Charge-offs:
Construction, land and land development	—	—
Other commercial real estate	58	—
Residential real estate	18	—
Commercial, financial, & agricultural	16	15
Consumer and other	16	11
Total loans charged-off	108	26
Recoveries:
Construction, land and land development	6	15
Other commercial real estate	7	—
Residential real estate	4	66
Commercial, financial, & agricultural	44	3
Consumer and other	6	8
Total recoveries	67	92
Net (recoveries)/charge-offs	41	(66)
Provision for loan loss	50	500
Allowance for loan loss - ending balance	$12,919	$12,693

Net (recoveries)/charge-offs to average loans (annualized)	0.01%	(0.02)%
Allowance for loan losses to total loans	0.95	1.19
Allowance to nonperforming loans	209.35	118.88
Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio as of March 31, 2022.

Nonperforming Assets
Asset quality experienced some decline during the first three months of 2022. Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned ("OREO"). Nonaccrual loans totaled $6.2 million at March 31, 2022, an increase of $722,000, or 13.3%, from $5.4 million at December 31, 2021. There were no loans contractually past due 90 days or more and still accruing for either period presented. At March 31, 2022, OREO totaled $246,000, a decrease of $35,000, or 12.5%, compared with $281,000 at December 31, 2021. The decrease in OREO was due to a donation of assets during the first three months of 2022. At the end of the first quarter 2022, total nonperforming assets as a percent of total assets increased to 0.24% compared with 0.21% at December 31, 2021.
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
Nonperforming assets at March 31, 2022 and December 31, 2021 were as follows:

Table 8 - Nonperforming Assets
(dollars in thousands)	March 31, 2022	December 31, 2021
Nonaccrual loans	$6,171	$5,449
Loans past due 90 days and accruing	—	—
Other real estate owned	246	281
Repossessed assets	48	49
Total nonperforming assets	$6,465	$5,779
Nonaccrual loans by loan segment
Construction, land and land development	$67	$31
Commercial real estate	1,461	837
Residential real estate	4,039	3,839
Commercial, financial & agriculture	578	708
Consumer & other	26	34
Total nonaccrual loans	$6,171	$5,449

NPAs as a percentage of total loans and OREO	0.48%	0.43%
NPAs as a percentages of total assets	0.24%	0.21%
Nonaccrual loans as a percentage of total loans	0.46%	0.41%
The restructuring of a loan is considered a troubled debt restructuring (" TDR") if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted the borrower a concession that we would not consider otherwise. At March 31, 2022, TDRs decreased slightly to $7.2 million from $7.3 million reported at December 31, 2021. At March 31, 2022, $870,000 in TDRs were considered nonperforming and at December 31, 2021, all TDRs were performing according to their modified terms and were therefore not considered to be nonperforming assets.

Deposits
Deposits at March 31, 2022 and December 31, 2021 were as follows:

Table 9 - Deposits
(dollars in thousands)	March 31, 2022	December 31, 2021
Noninterest-bearing deposits	$557,985	$552,576
Interest-bearing deposits	883,159	930,811
Savings	570,639	541,993
Time, $250,000 and over	69,341	73,407
Other time	269,662	275,821
Total deposits	$2,350,786	$2,374,608
Total deposits decreased $23.8 million to $2.35 billion at March 31, 2022 from $2.37 billion at December 31, 2021. As of March 31, 2022, 23.7% of total deposits were comprised of noninterest-bearing accounts and 76.3% comprised of interest-bearing deposit accounts, compared to 23.3% and 76.7% as of December 31, 2021, respectively. The decline in our deposits is due the combination of spending of government stimulus programs, PPP loan proceeds previously retained on deposits by corporate borrowers, and customer expense and savings habits in response to the winding down of the COVID-19 pandemic.
We had $884,000 and $883,000 in brokered deposits at March 31, 2022 and December 31, 2021, respectively. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors, and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the FHLB.

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
See Note 7 to our consolidated financial statements as of March 31, 2022, included elsewhere in this Form 10-Q, for a table setting forth the financial instruments that were outstanding whose contract amounts represent credit risk and more information regarding our off-balance sheet arrangements as of March 31, 2022 and December 31, 2021.
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

Cash and cash equivalents at March 31, 2022 and December 31, 2021 were $156.4 million and $197.2 million, respectively. This decrease is primarily attributable to the deployment of funds that came from PPP loans and the repayment of Paycheck Protection Program Liquidity Facility (“PPPLF”). Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs without any material adverse impact on our operating results.
On February 10, 2022, the Company completed a public offering of approximately $63.5 million of its common stock. The offering generated net proceeds of approximately $59.3 million, which were used to fund the repayment of the Company's existing term note and the line of credit and for other general corporate purposes.
Liquidity management involves the matching of cash flow requirements of customers and the ability of the Company to manage those requirements. These requirements of customers include, but are not limited to, deposits being withdrawn or providing assurance to borrowers that sufficient funds are available to meet their credit needs. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term assets at any given time will adequately cover any reasonably anticipated need for funds. Additionally, we maintain relationships with correspondent banks, which could provide funds on short notice, if needed. We have also invested in FHLB stock for the purpose of establishing credit lines with the FHLB. At March 31, 2022 and December 31, 2021, we had $51.7 million of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $619.3 million and $574.7 million of additional borrowing availability with the FHLB at March 31, 2022 and December 31, 2021, respectively.
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
The table below summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of March 31, 2022 and December 31, 2021. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of March 31, 2022 and December 31, 2021. There have been no conditions or events since December 31, 2021 that management believes would change this classification.

Table 10 - Capital Ratio Requirements
	Minimum Requirement	Well-capitalized¹
Risk-based ratios:
Common equity tier 1 capital (CET1)	4.5%	6.5%
Tier 1 capital	6.0	8.0
Total capital	8.0	10.0
Leverage ratio	4.0	5.0
(1) The prompt corrective action provisions are only applicable at the bank level.

Table 11 - Capital Ratios
Company	March 31, 2022	December 31, 2021
CET1 risk-based capital ratio	13.29%	9.87%
Tier 1 risk-based capital ratio	14.65	11.28
Total risk-based capital ratio	15.40	12.05
Leverage ratio	9.47	7.25

Colony Bank
CET1 risk-based capital ratio	12.48%	11.41%
Tier 1 risk-based capital ratio	12.48	11.41
Total risk-based capital ratio	13.23	12.18
Leverage ratio	8.16	7.53

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
The following table presents our interest sensitivity position at the dates indicated.

Table 12 - Interest Sensitivity
	Increase (Decrease) in Net Interest Income from Base Scenario at
	March 31, 2022	December 31, 2021
Changes in rates
200 basis point increase	12.00%	13.80%
100 basis point increase	6.05	6.83
100 basis point decrease	(3.40)	(3.18)
See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2021 for additional disclosures related to market and interest rate risk.

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
During the quarter ended March 31, 2022, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.

ITEM 1A – RISK FACTORS
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in "Part I - Item IA - Risk Factors” of the Company’s 2021 Form 10-K, which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
There are no material changes during the period covered by this Report to the risk factors previously disclosed in the Company's 2021 Form 10-K.

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) There were no unregistered shares of the Company’s common stock sold during the three-month period ended March 31, 2022.
(b) Not applicable.
(c) There were no purchases of the Company's equity securities by the Company or its affiliates during the three-month period ended March 31, 2022.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2022 and 2021; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

104	The cover page from Colony Bankcorp’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colony Bankcorp, Inc.

/s/ T. Heath Fountain
Date: May 13, 2022	T. Heath Fountain
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew Borrmann
Date: May 13, 2022	Andrew Borrmann
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)