Form 10-Q
period 2022-06-30
COLONY BANKCORP INC
filed 2022-08-12
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with the new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 11, 2022, the registrant had 17,652,982 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$23,133	$18,975
Federal funds sold and interest-bearing deposits in banks	53,349	178,257
Cash and cash equivalents	76,482	197,232
Investment securities available for sale, at fair value	657,546	938,164
Investment securities held to maturity, at amortized cost	304,014	—
Other investments, at cost	12,968	14,012
Loans held for sale	38,526	38,150
Loans	1,452,805	1,337,977
Allowance for loan losses	(13,963)	(12,910)
Loans, net	1,438,842	1,325,067
Premises and equipment	41,322	43,033
Other real estate owned	246	281
Goodwill	54,078	52,906
Other intangible assets	6,478	7,389
Bank-owned life insurance	54,845	55,159
Deferred income taxes, net	21,166	3,644
Other assets	22,189	16,678
Total assets	$2,728,702	$2,691,715

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$572,978	$552,576
Interest-bearing	1,758,533	1,822,032
Total deposits	2,331,511	2,374,608
Federal funds purchased	23,766	—
Federal Home Loan Bank advances	65,000	51,656
Other borrowings	63,342	36,792
Other liabilities	10,488	10,952
Total liabilities	$2,494,107	$2,474,008

Stockholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued or outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, par value $1.00 per share; 50,000,000 and 20,000,000 shares authorized, 17,581,212 and 13,673,898 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	17,581	13,674
Paid in capital	167,376	111,021
Retained earnings	104,561	99,189
Accumulated other comprehensive loss, net of tax	(54,923)	(6,177)
Total stockholders' equity	234,595	217,707
Total liabilities and stockholders' equity	$2,728,702	$2,691,715
See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest income
Loans, including fees	$16,266	$14,099	$32,281	$27,672
Investment securities	4,803	1,893	8,974	3,591
Federal funds sold, interest bearing deposits in banks and short term investments	103	44	159	98
Total interest income	21,172	16,036	41,414	31,361

Interest expense
Deposits	626	569	1,225	1,223
Federal funds purchased	27	—	27	—
Federal Home Loan Bank Advances	943	115	1,192	230
Paycheck Protection Program Liquidity Facility	—	25	—	93
Other borrowings	409	258	611	515
Total interest expense	2,005	967	3,055	2,061
Net interest income	19,167	15,069	38,359	29,300
Provision for loan losses	1,100	—	1,150	500
Net interest income after provision for loan losses	18,067	15,069	37,209	28,800

Noninterest income
Service charges on deposits	1,895	1,264	3,720	2,486
Mortgage fee income	2,736	3,005	5,648	7,000
Gain on sales of SBA loans	1,863	1,263	3,589	2,735
Gain on sales of securities	—	141	24	137
Interchange fees	2,159	1,667	4,159	3,197
BOLI Income	353	222	665	430
Other	1,052	189	1,400	367
Total noninterest income	10,058	7,751	19,205	16,352

Noninterest expense
Salaries and employee benefits	15,072	10,126	28,344	20,081
Occupancy and equipment	1,608	1,245	3,227	2,571
Acquisition related expenses	1	699	125	699
Information technology expenses	2,549	1,856	4,903	3,448
Professional fees	1,073	690	1,946	1,177
Advertising and public relations	695	566	1,464	1,146
Communications	417	308	854	527
Other	3,061	1,975	5,419	3,570
Total noninterest expense	24,476	17,465	46,282	33,219
Income before income taxes	3,649	5,355	10,132	11,933
Income taxes	234	1,358	1,395	3,016
Net income	$3,415	$3,997	$8,737	$8,917
Earnings per common share:
Basic	$0.19	$0.42	$0.52	$0.94
Diluted	0.19	$0.42	0.52	$0.94
Dividends declared per share	0.1075	0.1025	0.2150	0.2050
Weighted average common shares outstanding:
Basic	17,586,276	9,498,783	16,731,986	9,498,783
Diluted	17,586,276	9,498,783	16,731,986	9,498,783
 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$3,415	$3,997	$8,737	$8,917
Other comprehensive (loss) income:
Unrealized (losses) gains on securities arising during the period	(20,603)	629	(56,657)	(5,851)
Tax effect	2,884	(146)	7,932	1,375
Realized gains on sales of available for sale securities	—	(141)	(24)	(137)
Tax effect	—	33	3	32
Change in unrealized (losses) gains on securities available for sale, net of reclassification adjustment and tax effects	(17,719)	375	(48,746)	(4,581)
Comprehensive (loss) income	$(14,304)	$4,372	$(40,009)	$4,336

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

(dollars in thousands, except per share data)	Common Stock
Three Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, March 31, 2022	17,586	$17,586	$166,859	$103,036	$(37,204)	$250,277
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	(17,719)	(17,719)
Dividends on common shares (0.1075 per share)	—	—	—	(1,890)	—	(1,890)
Forfeiture of restricted stock	(5)	(5)	(14)	—	—	(19)
Stock-based compensation expense	—	—	531	—	—	531
Net income	—	—	—	3,415	—	3,415
Balance, June 30, 2022	17,581	$17,581	$167,376	$104,561	$(54,923)	$234,595

Balance, March 31, 2021	9,499	$9,499	$43,224	$88,939	$1,825	$143,487
Change in net unrealized gains on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	375	375
Dividends on common shares (0.1025 per share)	—	—	—	(973)	—	(973)
Stock-based compensation expense	—	—	8	—	—	8
Net income	—	—	—	3,997	—	3,997
Balance, June 30, 2021	9,499	$9,499	$43,232	$91,963	$2,200	$146,894

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

(dollars in thousands, except per share data)	Common Stock
Six Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	13,674	$13,674	$111,021	$99,189	$(6,177)	$217,707
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	(48,746)	(48,746)
Dividends on common shares ($0.2150 per share)	—	—	—	(3,365)	—	(3,365)
Issuance of common stock	3,848	3,848	55,620	—	—	59,468
Forfeiture of restricted stock	(5)	(5)	(14)	—	—	(19)
Issuance of restricted stock	64	64	(64)	—	—	—
Stock-based compensation expense	—	—	813	—	—	813
Net income	—	—	—	8,737	—	8,737
Balance, June 30, 2022	17,581	$17,581	$167,376	$104,561	$(54,923)	$234,595

Balance, December 31, 2020	9,499	$9,499	$43,215	$84,993	$6,781	$144,488
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	(4,581)	(4,581)
Dividends on common shares ($0.2050 per share)	—	—	—	(1,947)	—	(1,947)
Stock-based compensation expense	—	—	17	—	—	17
Net income	—	—	—	8,917	—	8,917
Balance, June 30, 2021	9,499	$9,499	$43,232	$91,963	$2,200	$146,894

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
(dollars in thousands)	June 30, 2022	June 30, 2021
Operating Activities
Net income	$8,737	$8,917
Adjustments reconciling net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,150	500
Depreciation, amortization, and accretion	6,766	3,231
Equity method investment income	264	—
Share-based compensation expense	813	17
Net change in servicing asset	(347)	(485)
Gain on sales of securities, available-for-sale	(24)	(137)
Gain on sales of SBA loans	(3,589)	(2,735)
Gain on sales of other real estate owned	—	(36)
Donation of other real estate owned	35	—
Writedown on other real estate owned	—	80
Gain on sales of premises & equipment	(62)	—
Originations of loans held for sale	(202,031)	(207,531)
Proceeds from sales of loans held for sale	205,244	231,742
Change in bank-owned life insurance	(694)	(258)
Deferred tax benefit	(971)	(518)
Change in other assets	(4,583)	2,261
Change in other liabilities	(464)	(760)
Net cash provided by operating activities	10,244	34,288
Investing Activities
Purchases of investment securities, available-for-sale	(137,038)	(166,995)
Proceeds from maturities, calls, and paydowns of investment securities, available-for-sale	36,330	53,620
Proceeds from sales of investment securities, available-for-sale	3,061	17,559
Proceeds from maturities, calls and paydowns of securities, held-to-maturity	5,233	—
Change in loans, net	(115,354)	36,671
Purchase of premises and equipment	(872)	(1,764)
Proceeds from sales of premises and equipment	71	—
Proceeds from sales of other real estate owned	—	837
Proceeds from bank-owned life insurance	1,008	—
Redemption of other investments	1,356	—
Redemption (purchase) of Federal Home Loan Bank Stock	(576)	593
Net cash used in investing activities	(206,781)	(59,479)
Financing Activities
Change in noninterest-bearing customer deposits	20,402	66,678
Change in interest-bearing customer deposits	(63,499)	30,509
Issuance of common stock, net of stock issuance cost	59,468	—
Dividends paid for common stock	(3,365)	(1,947)
Increase in federal funds purchased	23,766	—
Issuance of Subordinated Debt	39,097	—
Repayment on Paycheck Protection Program Liquidity Fund	—	(106,789)
Repayments on Federal Home Loan Bank Advances	(27,500)	—
Proceeds from Federal Home Loan Bank Advances	40,000	—
Repayments on Other borrowings	(12,563)	(500)
Forfeiture of restricted stock	(19)	—
Net cash provided by (used in) financing activities	75,787	(12,049)
Net decrease in cash and cash equivalents	(120,750)	(37,240)
Cash and cash equivalents at beginning of period	197,232	183,506
Cash and cash equivalents at end of period	$76,482	$146,266

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Six Months Ended
	June 30, 2022	June 30, 2021
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$3,142	$2,377
Cash paid during the period for income taxes	3,223	3,600
Noncash Investing and Financing Activities
Goodwill adjustment	1,176	—
Acquisition of real estate through foreclosure	—	145
Carrying amount of Securities AFS transferred to HTM, net of $10.4 million unrealized loss	320,116	—
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
The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results which may be expected for the year ending December 31, 2022. These statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).
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
Adjustments
The Company updated its purchase accounting adjustment during the second quarter of 2022 with a $1.2 million adjustment to goodwill primarily related to premises and equipment and deferred taxes.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Concentrations of Credit Risk
Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At June 30, 2022, approximately 86% of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(2) Investment Securities
The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)
June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. treasury securities	$95,897	$—	$(6,063)	$89,834
U.S. agency	6,672	—	(381)	6,291
Asset backed securities	27,983	—	(845)	27,138
State, county & municipal securities	199,336	223	(26,864)	172,695
Corporate debt securities	50,073	45	(2,471)	47,647
Mortgage-backed securities	341,805	4	(27,868)	313,941
Total	$721,766	$272	$(64,492)	$657,546

June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:
U.S. treasury securities	$21,577	$—	$(1,395)	$20,182
U.S. agency	15,476	—	(1,188)	14,288
State, county & municipal securities	88,712	—	(13,084)	75,628
Mortgage-backed securities	178,249	—	(18,396)	159,853
Total	$304,014	$—	$(34,063)	$269,951

December 31, 2021
Securities Available for Sale:
U.S. treasury securities	$88,638	$—	$(1,087)	$87,551
U.S. agency	17,916	5	(140)	17,781
State, county & municipal securities	252,632	877	(3,356)	250,153
Corporate debt securities	48,153	520	(265)	48,408
Mortgage-backed securities	539,172	2,160	(7,061)	534,271
Total	$946,511	$3,562	$(11,909)	$938,164
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
The amortized cost and fair value of investment securities as of June 30, 2022, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities,

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
which are disclosed separately in the table below.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	80,050	76,251	6,701	6,432
Due after five years through ten years	119,910	108,410	45,685	41,464
Due after ten years	180,001	158,944	73,379	62,202
	$379,961	$343,605	$125,765	$110,098

Mortgage-backed securities	341,805	313,941	178,249	159,853
	$721,766	$657,546	$304,014	$269,951
Proceeds from the sale of investment securities totaled $0 and $3.1 million, and $15.9 million and $17.6 million for the three and six months ended June 30, 2022 and 2021, respectively. The sale of investment securities for the three months ended June 30, 2022 and 2021 resulted in gross realized gains of $0 and $208,000 and losses of $0 and $67,000, respectively. The sale of investment securities for the six months ended June 30, 2022 and 2021 resulted in gross realized gains of $24,000 and $209,000 and losses of $0 and $72,000, respectively.
Investment securities having a carrying value of approximately $312.3 million and $126.5 million were pledged to secure public deposits and for other purposes as of June 30, 2022 and December 31, 2021, respectively.
Information pertaining to available-for-sale securities with gross unrealized losses at June 30, 2022 and December 31, 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2022
U.S. treasury securities	$89,838	$(6,063)	$—	$—	$89,838	$(6,063)
U.S. agency	6,132	(381)	—	—	6,132	(381)
Asset backed securities	23,162	(594)	3,976	(251)	27,138	(845)
State, county & municipal securities	143,652	(23,724)	14,227	(3,140)	157,879	(26,864)
Corporate debt securities	43,294	(2,471)	—	—	43,294	(2,471)
Mortgage-backed securities	261,103	(21,109)	40,971	(6,759)	302,074	(27,868)
	$567,181	$(54,342)	$59,174	$(10,150)	$626,355	$(64,492)

December 31, 2021
U.S. treasury securities	$87,302	$(1,087)	$—	$—	$87,302	$(1,087)
U.S. agency	10,969	(140)	—	—	10,969	(140)
State, county & municipal securities	180,551	(3,131)	5,970	(225)	186,521	(3,356)
Corporate debt securities	31,977	(265)	—	—	31,977	(265)
Mortgage-backed securities	377,413	(6,421)	21,129	(640)	398,542	(7,061)
	$688,212	$(11,044)	$27,099	$(865)	$715,311	$(11,909)

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Information pertaining to held-to-maturity securities with gross unrealized losses at June 30, 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2022
U.S. Treasury	$20,182	$(1,395)	$—	$—	$20,182	$(1,395)
U.S. agency	14,287	(1,188)	—	—	14,287	(1,188)
State, county & municipal securities	74,929	(12,783)	699	(301)	75,628	(13,084)
Mortgage-backed securities	136,075	(15,534)	23,779	(2,862)	159,854	(18,396)
	$245,473	$(30,900)	$24,478	$(3,163)	$269,951	$(34,063)

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
At June 30, 2022, there were 369 available-for-sale securities and 77 held-to-maturity securities that had unrealized losses. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3) Loans
The following table presents the composition of loans segregated by legacy and purchased loans and by class of loans, as of June 30, 2022 and December 31, 2021. Purchased loans are defined as loans that were acquired in bank acquisitions.

	June 30, 2022
(dollars in thousands)	Legacy Loans	Purchased Loans	Total
Construction, land and land development	$169,791	$17,254	$187,045
Other commercial real estate	699,184	147,197	846,381
Total commercial real estate	868,975	164,451	1,033,426
Residential real estate	170,590	45,599	216,189
Commercial, financial, & agricultural (*)	167,710	17,088	184,798
Consumer and other	16,870	1,522	18,392
Total Loans	$1,224,145	$228,660	$1,452,805

	December 31, 2021
(dollars in thousands)	Legacy Loans	Purchased Loans	Total
Construction, land and land development	$119,953	$45,493	$165,446
Other commercial real estate	595,739	191,653	787,392
Total commercial real estate	715,692	237,146	952,838
Residential real estate	159,469	53,058	212,527
Commercial, financial, & agricultural (*)	113,040	41,008	154,048
Consumer and other	16,003	2,561	18,564
Total Loans	$1,004,204	$333,773	$1,337,977
(*) Includes $128,000 and $9.0 million in PPP loans at June 30, 2022 and December 31, 2021, respectively.
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
The following table presents the loan portfolio, excluding purchased loans, by credit quality indicator (risk grade) as of June 30, 2022 and December 31, 2021. Those loans with a risk grade of 1, 2, 3, 4 and 5 have been combined in the pass column for presentation purposes.

(dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
June 30, 2022
Construction, land and land development	$168,324	$1,257	$210	$169,791
Other commercial real estate	669,200	20,930	9,054	699,184
Total commercial real estate	837,524	22,187	9,264	868,975
Residential real estate	160,982	5,890	3,718	170,590
Commercial, financial, & agricultural	165,149	869	1,692	167,710
Consumer and other	16,815	55	—	16,870
Total Loans	$1,180,470	$29,001	$14,674	$1,224,145

(dollars in thousands)
December 31, 2021
Construction, land and land development	$117,044	$2,634	$275	$119,953
Other commercial real estate	562,228	25,718	7,793	595,739
Total commercial real estate	679,272	28,352	8,068	715,692
Residential real estate	148,507	5,733	5,229	159,469
Commercial, financial, & agricultural	110,267	1,488	1,285	113,040
Consumer and other	15,787	78	$138	16,003
Total Loans	$953,833	$35,651	$14,720	$1,004,204

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the purchased loan portfolio by credit quality indicator (risk grade) as of June 30, 2022 and December 31, 2021. Those loans with a risk grade of 1, 2, 3, 4 or 5 have been combined in the pass column for presentation purposes. For the period ending June 30, 2022, the Company did not have any loans classified as “doubtful” or a “loss”.

(dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
June 30, 2022
Construction, land and land development	$17,254	$—	$—	$17,254
Other commercial real estate	145,932	289	976	147,197
Total commercial real estate	163,186	289	976	164,451
Residential real estate	42,977	674	1,948	45,599
Commercial, financial, & agricultural	16,523	—	565	17,088
Consumer and other	1,375	—	147	1,522
Total Loans	$224,061	$963	$3,636	$228,660

December 31, 2021
Construction, land and land development	$45,432	$—	$61	$45,493
Other commercial real estate	186,905	3,518	1,230	191,653
Total commercial real estate	232,337	3,518	1,291	237,146
Residential real estate	49,875	563	2,620	53,058
Commercial, financial, & agricultural	40,711	—	297	41,008
Consumer and other	2,558	3	—	2,561
Total Loans	$325,481	$4,084	$4,208	$333,773
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the aging of the amortized cost basis in legacy loans by aging category and accrual status as of June 30, 2022 and December 31, 2021:

(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
June 30, 2022
Construction, land and land development	$39	$—	$39	$68	$169,684	$169,791
Other commercial real estate	341	—	341	684	698,159	699,184
Total commercial real estate	380	—	380	752	867,843	868,975
Residential real estate	390	—	390	1,518	168,682	170,590
Commercial, financial, & agricultural	141	—	141	972	166,597	167,710
Consumer and other	11	—	11	16	16,843	16,870
Total Loans	$922	$—	$922	$3,258	$1,219,965	$1,224,145

December 31, 2021
Construction, land and land development	$6	$—	$6	$—	$119,947	$119,953
Other commercial real estate	349	—	349	577	594,813	595,739
Total commercial real estate	355	—	355	577	714,760	715,692
Residential real estate	421	—	421	2,641	156,407	159,469
Commercial, financial, & agricultural	69	—	69	708	112,263	113,040
Consumer and other	93	—	93	26	15,884	16,003
Total Loans	$938	$—	$938	$3,952	$999,314	$1,004,204

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the aging of the amortized cost basis in purchased loans by aging category and accrual status as of June 30, 2022 and December 31, 2021:

(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
June 30, 2022
Construction, land and land development	$—	$—	$—	$—	$17,254	$17,254
Other commercial real estate	—	—	—	121	147,076	147,197
Total commercial real estate	—	—	—	121	164,330	164,451
Residential real estate	65	—	65	849	44,685	45,599
Commercial, financial, & agricultural	—	—	—	565	16,523	17,088
Consumer and other	—	—	—	153	1,369	1,522
Total Loans	$65	$—	$65	$1,688	$226,907	$228,660

December 31, 2021
Construction, land and land development	$2,680	$—	$2,680	$31	$42,782	$45,493
Other commercial real estate	—	—	—	260	191,393	191,653
Total commercial real estate	2,680	—	2,680	291	234,175	237,146
Residential real estate	560	—	560	1,198	51,300	53,058
Commercial, financial, & agricultural	389	—	389	—	40,619	41,008
Consumer and other	—	—	—	8	2,553	2,561
Total Loans	$3,629	$—	$3,629	$1,497	$328,647	$333,773

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table details impaired loan data, including purchased credit impaired loans, as of June 30, 2022.

	June 30, 2022
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With No Related Allowance Recorded
Construction, land and land development	$—	$—	$—	$31
Commercial real estate	7,253	7,253	—	6,340
Residential real estate	521	521	—	942
Commercial, financial & agriculture	418	418	—	168
Consumer & other	1	1	—	1
	8,193	8,193	—	7,482

With An Allowance Recorded
Construction, land and land development	—	—	—	—
Commercial real estate	417	417	129	1,722
Residential real estate	595	595	57	255
Commercial, financial & agriculture	822	818	350	888
Consumer & other	—	—	—	—
	1,834	1,830	536	2,865

Purchased Credit Impaired Loans
Construction, land and land development	—	—	—	—
Commercial real estate	1,429	1,429	—	1,070
Residential real estate	49	49	—	16
Commercial, financial & agriculture	—	—	—	12
Consumer & other	69	69	—	137
	1,547	1,547	—	1,235
Total
Construction, land and land development	—	—	—	31
Commercial real estate	9,099	9,099	129	9,132
Residential real estate	1,165	1,165	57	1,213
Commercial, financial & agriculture	1,240	1,236	350	1,068
Consumer & other	70	70	—	138
	$11,574	$11,570	$536	$11,582

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
Interest income recorded on impaired loans during the three months ended June 30, 2022 and 2021 was $165,000 and $325,000, respectively. Interest income recorded on impaired loans during the six months ended June 30, 2022 and 2021 was $380,000 and $563,000, respectively.

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
As discussed in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2021, which are included in the Company’s 2021 Form 10-K, once a loan is identified as a TDR, it is accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of June 30, 2022. The Company had one commercial real estate loan restructured during the three and six month period ended June 30, 2022 with outstanding principal balance of $181,000. The loan was restructured related to payment terms. Loans modified in a TDR are considered to be in default once the loan becomes 90 days past due. A TDR may cease being classified as impaired if the loan is subsequently modified at market terms and, has performed according to the modified terms for at least six months, and there has not been any prior principal forgiveness on a cumulative basis.
The Company had no loans that subsequently defaulted during the three and six months ended June 30, 2022 and 2021.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4) Allowance for Loan Losses
The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the three and six month periods ended June 30, 2022 and June 30, 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

(dollars in thousands)	Construction, land and land development	Other commercial real estate	Residential real estate	Commercial, financial & agricultural	Consumer and other	Total
Three Months Ended June 30, 2022
Beginning Balance	$1,339	$7,355	$1,811	$2,087	$327	$12,919
Charge-offs	—	—	(30)	(132)	(5)	(167)
Recoveries	5	67	18	12	9	111
Provision	(292)	606	(311)	(289)	1,386	$1,100
Ending balance	$1,052	$8,028	$1,488	$1,678	$1,717	$13,963

Six Months Ended June 30, 2022
Beginning Balance	$1,127	$7,691	$1,805	$1,083	$1,204	$12,910
Charge-offs	—	(58)	(48)	(148)	(21)	(275)
Recoveries	11	74	22	56	15	178
Provision	(86)	321	(291)	687	519	1,150
Ending balance	$1,052	$8,028	$1,488	$1,678	$1,717	$13,963

Period end amount allocated to
Individually evaluated for impairment	$—	$129	$57	$350	$—	$536
Collectively evaluated for impairment	1,052	7,899	1,431	1,328	1,717	13,427
Purchase credit impaired	—	—	—	—	—	—
Ending Balance	$1,052	$8,028	$1,488	$1,678	$1,717	$13,963

Loans
Individually evaluated for impairment	$—	$7,670	$1,115	$1,240	$2	$10,027
Collectively evaluated for impairment	187,045	837,282	215,025	183,558	18,321	1,441,231
Purchase credit impaired	—	1,429	49	—	69	1,547
Ending balance	$187,045	$846,381	$216,189	$184,798	$18,392	$1,452,805

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Construction, land and land development	Other commercial real estate	Residential real estate	Commercial, financial & agricultural	Consumer and other	Total
Three Months Ended June 30, 2021
Beginning Balance	$1,053	$7,128	$2,411	$1,666	$435	$12,693
Charge-offs	—	(36)	—	—	(32)	(68)
Recoveries	70	95	44	15	22	246
Provision	2	90	(182)	92	(2)	—
Ending balance	$1,125	$7,277	$2,273	$1,773	$423	$12,871
Six Months Ended June 30, 2021
Beginning Balance	$1,013	$6,880	$2,278	$1,713	$243	$12,127
Charge-offs	—	(36)	—	(15)	(43)	(94)
Recoveries	85	95	110	18	30	338
Provision	27	338	(115)	57	193	500
Ending balance	$1,125	$7,277	$2,273	$1,773	$423	$12,871

Year ended December 31, 2021
Period end amount allocated to
Individually evaluated for impairment	$—	$148	$108	$—	$—	$256
Collectively evaluated for impairment	1,127	7,525	1,691	1,083	1,108	12,534
Purchase credit impaired	—	18	6	—	96	120
Ending Balance	$1,127	$7,691	$1,805	$1,083	$1,204	$12,910

Loans
Individually evaluated for impairment	$62	$6,852	$1,770	$75	$—	$8,759
Collectively evaluated for impairment	165,384	778,624	210,757	153,973	18,491	1,327,229
Purchase credit impaired	—	1,916	—	—	73	1,989
Ending Balance	$165,446	$787,392	$212,527	$154,048	$18,564	$1,337,977
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(5) Borrowings
The following table presents information regarding the Company’s outstanding borrowings at June 30, 2022 and December 31, 2021:

(dollars in thousands)	June 30, 2022	December 31, 2021
Federal funds purchased	$23,766	$—
Federal Home Loan Bank advances	65,000	51,656
Other borrowings	63,342	36,792
	$152,108	$88,448
Advances from the Federal Home Loan Bank (“FHLB”) have maturities ranging from 2022 to 2029 and interest rates ranging from 1.01% to 2.67%. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans, commercial loans, multifamily loans and HELOC loans. At June 30, 2022, the lendable collateral of those loans pledged is $88.1 million. At June 30, 2022, the Company had remaining credit availability from the FHLB of $605.6 million. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.
On May 1, 2019, the Company entered into two borrowing arrangements with a correspondent bank for $10.0 million each. The term note is secured by the Bank’s stock, expiring on May 1, 2024, and bears a fixed interest rate of 4.70%. The line of credit is also secured by the Bank’s stock, expiring on July 30, 2022, and bears a variable interest rate of Wall Street Journal Prime minus 0.40%.The proceeds were used for the acquisition of LBC Bancshares, Inc. and its subsidiary, Calumet Bank. As of June 30, 2022, the term note and the line of credit were closed and had zero balances, as both were paid off with the proceeds from the Company's public offering of its common stock completed on February 10, 2022.
The Company's debentures issued in connection with trust preferred securities are recorded as other borrowings on the consolidated balance sheets, but, subject to certain limitations, qualify as Tier 1 capital for regulatory capital purposes. At June 30, 2022 and December 31, 2021, $24.2 million of debentures underlying trust preferred securities were outstanding. The proceeds from the offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the bank subsidiary. The debentures underlying the trust preferred securities require quarterly interest payments.
On May 20, 2022, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers in which the Company issued and sold $40.0 million in aggregate principal amount of its 5.25% Fixed-to-Floating Rate Subordinated Notes (the "Notes"). The Notes mature on May 20, 2032 and bear interest at a fixed rate of 5.25% per year, from May 20, 2022 to, but excluding, May 20, 2027, payable semi-annually in arrears on June 30 and December 30 of each year. From and including May 20, 2027 to, but excluding, the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 265 basis points, payable quarterly in arrears. Prior to May 20, 2027, the Company may redeem the Notes, in whole but not in part, only under certain limited circumstances set forth in the Notes. On or after May 20, 2027, the Company may redeem the Notes, in whole or in part, at its option, on any interest payment date. The Notes are included on the consolidated balance sheets as other borrowings at the carrying value, net of issuance costs. The debt issuance costs are being amortized through maturity and recognized as a component of interest expense. At June 30, 2022, $39.1 million of Subordinated Notes were outstanding. The proceeds from the sale of the Notes was used for general corporate purposes.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The aggregate stated maturities of other borrowed money at June 30, 2022 are as follows:

(dollars in thousands)
Year	Amount
2022	$63,766
2027 and After	88,342
$152,108
The Company also has available federal funds lines of credit with various financial institutions totaling $64.5 million, of which $23.8 million were outstanding at June 30, 2022.
The Company has the ability to borrow funds from the Federal Reserve Bank (“FRB”) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At June 30, 2022, the Company had borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

(6) Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock.
The following table presents earnings per share for the three and six months ended June 30, 2022 and 2021.

(dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net income available to common stockholders	$3,415	$3,997	$8,737	$8,917

Denominator
Weighted average number of common shares
Outstanding for basic earnings per common share	17,586	9,499	16,732	9,499
Weighted-average number of shares outstanding for diluted earnings per common share	17,586	9,499	16,732	9,499

Earnings per share - basic	$0.19	$0.42	$0.52	$0.94

Earnings per share - diluted	$0.19	$0.42	$0.52	$0.94

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
At June 30, 2022 and December 31, 2021 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(dollars in thousands)	June 30, 2022	December 31, 2021
Loan commitments	$389,523	$318,853
Letters of credit	3,649	4,869
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
Legal Contingencies. In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. As of June 30, 2022, the aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.

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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
Federal funds purchased – The carrying amounts of Federal funds purchased approximate fair value and are classified as Level 2.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2022 and December 31, 2021 are as follows:

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Cash and short-term investments	$76,482	$76,482	$76,482	$—	$—
Investment securities available for sale	657,546	657,546	—	657,546	—
Investment securities held to maturity	304,014	269,951	—	269,951	—
Other investments, at cost	12,968	12,968	—	10,199	2,769
Loans held for sale	38,526	38,526	—	38,526	—
Loans, net	1,438,842	1,361,078	—	—	1,361,078

Liabilities
Deposits	2,331,511	2,331,682	—	2,331,682	—
Federal funds purchased	23,766	23,766	—	23,766	—
Federal Home Loan Bank advances	65,000	64,951	—	64,951	—
Other borrowings	63,342	57,685	—	57,685	—

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Cash and short-term investments	$197,232	$197,232	$197,232	$—	$—
Investment securities available for sale	938,164	938,164	87,551	850,613	—
Other investments, at cost	14,012	14,012	5,574	4,183	4,255
Loans held for sale	38,150	38,150	—	38,150	—
Loans, net	1,325,067	1,328,853	—	—	1,328,853

Liabilities
Deposits	2,374,608	2,375,385	—	2,375,385	—
Federal Home Loan Bank advances	51,656	51,162	—	51,162	—
Other borrowings	36,792	36,796	—	36,796	—

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
Assets Measured at Fair Value on a Recurring and Nonrecurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall. The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at June 30, 2022 and December 31, 2021. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2022
Nonrecurring
Collateral dependent impaired loans	$1,298	$—	$—	$1,298
Other real estate owned	246	—	—	246
Total nonrecurring assets	$1,544	$—	$—	$1,544

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2021
Nonrecurring
Collateral dependent impaired loans	$1,837	$—	$—	$1,837
Other real estate owned	281	—	—	281
Total nonrecurring assets	$2,118	$—	$—	$2,118

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at June 30, 2022 and December 31, 2021. This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

(dollars in thousands)	June 30, 2022	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Collateral dependent impaired loans	$1,298	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	25%	100%
Other real estate owned	246	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	—%	20%

(dollars in thousands)	December 31, 2021	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Collateral dependent impaired loans	$1,837	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	25%	100%
Other real estate owned	281	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	—%	20%

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents quantitative information about recurring level 3 fair value measurements as of June 30, 2022 and December 31, 2021.

	As of June 30, 2022
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Other investments	$2,769	Discounted Cash Flow	Discount Rate or Yield	N/A*

	As of December 31, 2021
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Other investments	$4,255	Discounted Cash Flow	Discount Rate or Yield	N/A*
* The Company relies on a third-party pricing service to value its securities. The details of the unobservable inputs and other adjustments used by the third-party pricing service were not readily available to the Company.
The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three and six months ended June 30, 2022.

	Available for Sale Securities
	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
(dollars in thousands)
Balance, Beginning	$4,083	$4,255
Redemption of security	(1,356)	(1,356)
Unrealized/realized losses included in earnings	42	(130)
Balance, Ending	$2,769	$2,769
The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers of securities between levels for the three and six months ended June 30, 2022 and June 30, 2021.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(9) Segment Information
The Company’s operating segments include banking, mortgage banking and small business specialty lending division. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. The Small Business Specialty Lending Division segment derives its revenue from the origination, sales and servicing of Small Business Administration loans and other government guaranteed loans. Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows. The following tables present information reported internally for performance assessment for the three and six months ended June 30, 2022 and 2021:

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Six Months Ended June 30, 2022
Net Interest Income	$37,647	$128	$584	$38,359
Provision for Loan Losses	1,150	—	—	1,150
Noninterest Income	9,482	5,648	4,075	19,205
Noninterest Expenses	37,206	5,510	3,566	46,282
Income Taxes	1,127	94	174	1,395
Segment Profit	$7,646	$172	$919	$8,737

Segments Assets at June 30, 2022	$2,664,966	$20,183	$43,553	$2,728,702

Full time employees at June 30, 2022	396	59	28	483

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Six Months Ended June 30, 2021
Net Interest Income	$28,797	$291	$212	$29,300
Provision for Loan Losses	500	—	—	500
Noninterest Income	6,384	6,983	2,985	16,352
Noninterest Expenses	25,298	5,680	2,241	33,219
Income Taxes	2,401	414	201	3,016
Segment Profit	$6,982	$1,180	$755	$8,917

Segments Assets at December 31, 2021	$2,620,501	$25,149	$46,065	$2,691,715

Full time employees at June 30, 2021	294	53	24	371

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three months ended June 30, 2022
Net Interest Income	$18,819	$57	$291	$19,167
Provision for Loan Losses	1,100	—	—	1,100
Noninterest Income	5,187	2,736	2,135	10,058
Noninterest Expenses	19,504	2,799	2,173	24,476
Income Taxes	227	(7)	14	234
Segment Profit	$3,175	$1	$239	$3,415

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three months ended June 30, 2021
Net Interest Income	$14,864	$123	$82	$15,069
Provision for Loan Losses	—	—	—	—
Noninterest Income	3,354	2,997	1,400	7,751
Noninterest Expenses	13,366	2,887	1,212	17,465
Income Taxes	1,241	60	57	1,358
Segment Profit	$3,611	$173	$213	$3,997

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(10) Regulatory Capital Matters
The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies. Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations.
As of June 30, 2022, the Company and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized, the Company and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the table below, and have met certain other requirements. Management believes that the Company and the Bank exceeded all well-capitalized requirements at June 30, 2022, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.
The Board of Governors of the Federal Reserve raised the threshold for determining applicable of the Small Bank Holding Company and Savings and Loan Company Policy Statement in August 2018 from $1 billion to $3 billion in consolidated total assets to provide regulatory burden relief, therefore, the Company is no longer subject to the minimum capital requirements on a consolidated basis.
The following table summarizes regulatory capital information as of June 30, 2022 and December 31, 2021 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for June 30, 2022 and December 31, 2021 were calculated

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
in accordance with the Basel III rules.

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022
Total Capital to Risk-Weighted Assets
Consolidated	$305,454	16.48%	$148,279	8.00%	N/A	N/A
Colony Bank	229,775	12.41	148,071	8.00	$185,089	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	252,378	13.62	111,180	6.00	N/A	N/A
Colony Bank	215,812	11.66	111,053	6.00	148,071	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	228,149	12.31	83,401	4.50	N/A	N/A
Colony Bank	215,812	11.66	83,290	4.50	120,308	6.50

Tier 1 Capital to Average Assets
Consolidated	252,378	9.22	109,492	4.00	N/A	N/A
Colony Bank	215,812	8.10	106,554	4.00	133,193	5.00

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total Capital to Risk-Weighted Assets
Consolidated	$207,366	12.05%	$137,670	8.00%	N/A	N/A
Colony Bank	203,265	12.18	133,507	8.00	$166,884	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	194,456	11.28	103,434	6.00	N/A	N/A
Colony Bank	190,355	11.41	100,099	6.00	133,465	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	170,956	9.87	77,943	4.50	N/A	N/A
Colony Bank	190,355	11.41	75,074	4.50	108,441	6.50

Tier 1 Capital to Average Assets
Consolidated	194,456	7.25	107,286	4.00	N/A	N/A
Colony Bank	190,355	7.53	101,118	4.00	126,398	5.00

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(11) Subsequent Events
Dividend
On July 21, 2022, the Board of Directors declared a quarterly cash dividend of $0.1075 per share, to be paid on its common stock on August 20, 2022, to shareholders of record as of the close of business on August 6, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Colony Bankcorp, Inc. and our wholly owned subsidiary, Colony Bank, from December 31, 2021 through June 30, 2022 and on our results of operations for the three and six months ended June 30, 2022 and 2021. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto in the Company's 2021 Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
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
•the risk that a future economic downturn and contraction, including a recession, could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the impact of rising interest rates, supply chain challenges and inflation;
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
•the risks relating to the completed acquisition including, without limitation: unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues being lower than expected;

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
•the impact of the continuing COVID-19 pandemic on our business;
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
•changes in our accounting standards;
•changes in tariffs and trade barriers;
•changes in federal tax law or policy;
•the effects of war or other conflicts (including the military conflict between Russia and Ukraine), acts of terrorism, natural disasters, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions; and
•other risks and factors identified in our 2021 Form 10-K, this Quarterly Report on Form 10-Q for the period ended June 30, 2022, and in any of the Company's other reports filed with the U.S. Securities and Exchange Commission and available on its website at www.sec.gov.
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

Overview
The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of June 30, 2022 and December 31, 2021, and results of operations for each of the three and six month periods ended June 30, 2022 and 2021. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

At June 30, 2022, the Company had total consolidated assets of $2.7 billion, total loans, net of $1.4 billion, total deposits of $2.3 billion, and stockholders’ equity of $234.6 million. The Company reported net income of $3.4 million, or $0.19 per diluted share, for the three months ended June 30, 2022, and $8.7 million, or $0.52 per diluted share, for the first six months of 2022, compared to net income of $4.0 million, or $0.42 per diluted share, for the three months ended June 30, 2021, and $8.9 million, or $0.94 per diluted share, for the first six months of 2021. The small decrease in net income for the three and six months ended June 30, 2022 compared to the same periods ended June 30, 2021 was primarily driven by the increase in provision for loan loss and salaries and recognized mark on two FHLB advances that were acquired in the SouthCrest acquisition that were called early, offset by the increase in volume of taxable and tax-exempt investment securities and loans, acquisition of SouthCrest Financial Group, Inc. ("SouthCrest"), and an increase in interchange fees and gain on sale of SBA loans.
Net interest income on a tax equivalent basis increased to $19.3 million for the second quarter of 2022, compared to $15.2 million for the same period in 2021, primarily due to an increase in investment securities and loan volume. The net interest margin decreased to 3.15% for the quarter ended June 30, 2022 from 3.68% for the same period in 2021. Net interest income on a tax equivalent basis increased to $38.5 million for the first six months of 2022, compared to $29.6 million for the first six months of 2021, primarily due to an increase in investment securities and loan volume. The net interest margin decreased to 3.15% for the six months ended June 30, 2022 from 3.57% for the same period in 2021. The reason for the decrease in net interest margin for the three and six months ended June 30, 2022 compared to the same periods in 2021 is primarily due to a decrease in yield on loans offset by slight decrease in deposit and borrowing rates.
Provision for loan losses for the three and six months ended June 30, 2022 was $1.1 million and $1.2 million compared to zero and $500,000 for the same period in 2021, respectively. Net charge-offs for the second quarter of 2022 were $56,000 compared to net recoveries of $178,000 for the same period in 2021. Net charge-offs for the first six months of 2022 were $97,000 compared to net recoveries of $244,000 for the same period in 2021. As of June 30, 2022, Colony’s allowance for loan losses was $14.0 million, or 0.96% of total loans, compared to $12.9 million, or 0.96% of total loans, at December 31, 2021. At June 30, 2022 and December 31, 2021, nonperforming assets were $5.2 million and $5.8 million, or 0.19% and 0.21% of total assets, respectively.
Noninterest income of $10.1 million for the second quarter of 2022 was up $2.3 million, or 29.76%, from the second quarter of 2021. The increase was primarily due to increases in service charges, interchange fees and gain on sale of SBA loans, offset by a decrease in mortgage fee income. Noninterest income of $19.2 million for the six months ended of 2022 was up $2.9 million, or 17.45%, from the second quarter of 2021. The increase was primarily due to increases in service charges, interchange fees and gain on sale of SBA loans other noninterest income, offset by a decrease in mortgage fee income. See "Table 3 - Noninterest income" for more detail and discussion on the primary drivers to the increase in noninterest income.
For the three months ended June 30, 2022, noninterest expense was $24.5 million, an increase of $7.0 million, or 40.14%, from the same period in 2021. For the six months ended June 30, 2022, noninterest expense was $46.3 million, an increase of $13.1 million, or 39.3%, from the same period in 2021. Increases in noninterest expense are in part due to changes to the Company's organizational structure, along with acquisition expenses related to the SouthCrest merger. Those expenses that were the primary contributors to the increase year over year include salaries and employee benefits. See "Table 4 - Noninterest expense" for more detail and discussion on the primary drivers to the increase in noninterest expense.
On February 10, 2022, the Company completed a public offering of approximately 3.85 million shares of its common stock with aggregate proceeds totaling approximately $63.5 million. The offering generated net proceeds of approximately $59.3 million, which were used to fund the repayment of the Company's existing term note and the line of credit and for other general corporate purposes.
On May 20, 2022, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers in which the Company issued and sold $40.0 million in aggregate principal amount of its 5.25% Fixed-to-Floating Rate Subordinated Notes due 2032.
Economic Conditions
The economic conditions and growth prospects for our markets, even against the headwinds of inflation and recessionary concerns, continue to reflect a solid and positive overall outlook with economic activity close to pre-pandemic levels. Increasing interest rates and rising building costs have caused some slowing of the highly robust single family housing market, however, there continues to be a shortage of housing in several Georgia markets. Worker shortages especially in the restaurant, hospitality and retail industries combined with supply chain disruptions impacting numerous industries and inflationary conditions has had some impact on the level of economic growth. Ongoing higher inflation levels and higher interest rates could have a negative impact on both our consumer and commercial borrowers. Overall, Georgia continues to experience economic growth due to company relocations and expansions combined with overall population growth.

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

Results of Operations
We reported net income and diluted earnings per share of $3.4 million and $8.7 million and $0.19 and $0.52, respectively, for the first three and six months of 2022. This compared to net income and diluted earnings per share of $4.0 million and $8.9 million and $0.42 and $0.94, respectively, for the same periods in 2021.

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
Fully taxable equivalent net interest income for the second quarter of 2022 and 2021 was $19.3 million and $15.2 million, respectively. This increase is primarily due to an increase in volume of securities and loans. The net interest margin for the second quarter of 2022 and 2021 was 3.15% and 3.68% respectively. This decrease in net interest margin for the second quarter of 2022 compared to same period in 2021 is a result of the decrease in loan yields and higher borrowing yields, offset by lower yields paid on deposits.
Fully taxable equivalent net interest income for the six months ended June 30, 2022 and 2021 was $38.5 million and $29.6 million, respectively. This increase is primarily due to an increase in volume of securities and loans. The net interest margin for the six months ended June 30, 2022 and 2021 was 3.15% and 3.57% respectively. This decrease in net interest margin for the six months ended June 30, 2022 compared to the same period in 2021 is a result of the decrease in loan yields and higher borrowing yields, offset by lower yields paid on deposits.
The following tables indicate the relationship between interest income and interest expense and the average amounts of assets and liabilities for the periods indicated. As shown in the tables, both average assets and average liabilities for the three and six months ended June 30, 2022 increased compared to the same period in 2021. The increase in average assets was primarily driven by the increase from the acquisition of SouthCrest in third quarter 2021 and purchasing of investment securities of $506.6 million and $528.0 million as well as an increase in loans of $350.8 million and $317.3 million for the three and six months ended June 30, 2022 compared to the same periods in 2021. The loan increase is primarily due to the SouthCrest acquisition and loan growth. The increase in average liabilities for the three and six months ended June 30, 2022 was funded primarily through an increase in deposits from the SouthCrest merger during the last half of 2021.The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.
The yield on total interest-bearing liabilities increased from 0.32% in the second quarter of 2021 to 0.43% in the second quarter of 2022. The yield on total interest-bearing liabilities remained the same at 0.33% for the six months ended June 30, 2022 and 2021, due to Federal Home Loan Bank advances interest expense including $751,000 for the recognized mark on two advances that were acquired in the SouthCrest acquisition that were called early. In March of 2020, the Federal Reserve's Federal Open Market Committee ("FOMC") lowered interest rates twice for a total reduction of 150 basis points in response to the COVID-19 pandemic, which was the most aggressive action taken by the FOMC since the financial crisis in 2008. In March 2022, the FOMC raised the rate 25 basis points. In second quarter 2022, the FOMC raised the rate twice, the first increase being 50 basis points and the second increase being 75 basis points.

Table 1 - Average Balance Sheet and Net Interest Analysis
	Three Months Ended June 30,
	2022			2021
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$1,427,563	$16,317	4.58%	$1,076,784	$14,165	5.34%
Investment securities, taxable	842,481	4,332	2.06	417,343	1,794	1.74
Investment securities, tax-exempt(2)	114,658	542	1.90	33,156	160	1.96
Deposits in banks and short term investments	73,190	103	0.56	146,591	45	0.12
Total interest-earning assets	2,457,892	21,294	3.47	1,673,874	16,164	3.92
Noninterest-earning assets	218,720			103,685
Total assets	$2,676,612			$1,777,559
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$1,429,331	$307	0.09%	$901,978	$146	0.07%
Other time	328,355	319	0.39	253,944	423	0.68
Total interest-bearing deposits	1,757,686	626	0.14	1,155,922	569	0.20
Federal funds purchased	7,916	27	1.37%	—	—	—
Federal Home Loan Bank advances (3)	46,550	943	8.13	22,500	115	2.09
Paycheck Protection Program Liquidity Facility	—	—	—	19,031	25	0.53
Other borrowings	44,729	409	3.67	37,536	258	2.78
Total other interest-bearing liabilities	99,195	1,379	5.58	79,067	398	2.04
Total interest-bearing liabilities	1,856,881	2,005	0.43	1,234,989	967	0.32
Noninterest-bearing liabilities:
Demand deposits	568,070			391,217
Other liabilities	10,380			6,592
Stockholders' equity	241,281			144,761
Total noninterest-bearing liabilities and stockholders' equity	819,731			542,570
Total liabilities and stockholders' equity	$2,676,612			$1,777,559
Interest rate spread			3.04%			3.60%
Net interest income		$19,289			$15,197
Net interest margin			3.15%			3.68%
1.The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable-equivalent adjustments totaling $31,000 and $67,000 for the quarters ended June 30, 2022 and 2021, respectively, are included in income and fees on loans. Accretion income of $269,000 and $104,000 for the quarters ended June 30, 2022 and 2021 are also included in income and fees on loans.
2.Taxable-equivalent adjustments totaling $70,000 and $43,000 for the quarters ended June 30, 2022 and 2021, respectively, are included in tax-exempt interest on investment securities.
3. Federal Home Loan Bank advances interest expense includes $751,000 for the quarter ended June 30, 2022 and is the recognized mark on two advances that were acquired in the SouthCrest acquisition that were called early.

Table 1 - Average Balance Sheet and Net Interest Analysis
	Six Months Ended June 30, 2022
	2022			2021
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$1,395,179	$32,339	4.67%	$1,077,859	$27,805	5.20%
Investment securities, taxable	842,491	8,084	1.93	394,431	3,401	1.74
Investment securities, tax-exempt(2)	112,843	1,022	1.83	32,887	314	1.93
Deposits in banks and short term investments	117,177	159	0.27	164,882	97	0.12
Total interest-earning assets	2,467,690	41,604	3.40	1,670,059	31,617	3.82
Noninterest-earning assets	210,625			105,746
Total assets	$2,678,315			$1,775,805
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$1,437,325	$568	0.08%	$880,838	$311	0.07%
Other time	335,744	657	0.39	257,173	912	0.72
Total interest-bearing deposits	1,773,069	1,225	0.14	1,138,011	1,223	0.22
Federal funds purchased	3,978	27	1.37	—	—	—
Federal Home Loan Bank advances (3)	49,100	1,192	4.90	22,500	230	2.05
Paycheck Protection Program Liquidity Facility	—	—		51,516	93	0.36
Other borrowings	38,492	611	3.20	37,715	514	2.75
Total other interest-bearing liabilities	91,570	1,830	4.03	111,731	837	1.51
Total interest-bearing liabilities	1,864,639	3,055	0.33	1,249,742	2,060	0.33
Noninterest-bearing liabilities:
Demand deposits	560,444			373,728
Other liabilities	11,036			6,791
Stockholders' equity	242,196			145,544
Total noninterest-bearing liabilities and stockholders' equity	813,676			526,063
Total liabilities and stockholders' equity	$2,678,315			$1,775,805
Interest rate spread			3.08%			3.49%
Net interest income		$38,549			$29,557
Net interest margin			3.15%			3.57%
1.The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable-equivalent adjustments totaling $62,000 and $124,000 for the six months ended June 30, 2022 and 2021, respectively, are included in income and fees on loans. Accretion income of $429,000 and $313,000 for the six months ended June 30, 2022 and 2021 are also included in income and fees on loans.
2. Taxable-equivalent adjustments totaling $133,000 and $84,000 for the six months ended June 30, 2022 and 2021, respectively, are included in tax-exempt interest on investment securities.
3. Federal Home Loan Bank advances interest expense includes $751,000 for the six months ended June 30, 2022 and is the recognized mark on two advances that were acquired in the SouthCrest acquisition that were called early.

The following table presents the effect of net interest income for changes in the average outstanding volume amounts of interest-earning assets and interest-bearing liabilities and the rates earned and paid on these assets and liabilities from June 30, 2021 to June 30, 2022.

Table 2 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
	Six Months Ended June 30, 2022
	Compared to Six Months Ended June 30, 2021 Increase (Decrease) Due to Changes in
(dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned fees	$16,501	$(11,967)	$4,534
Investment securities, taxable	7,796	(3,113)	4,683
Investment securities, tax-exempt	1,543	(835)	708
Deposits in banks and short term investments	(57)	119	62
Total interest-earning assets (FTE)	25,783	(15,796)	9,987
Interest-bearing liabilities:
Interest-Bearing Demand and Savings Deposits	390	(133)	257
Time Deposits	566	(821)	(255)
Federal funds purchased	—	27	27
Federal Home Loan Bank Advances	545	417	962
Paycheck Protection Program Liquidity Facility	(185)	92	(93)
Other Borrowed Money	21	76	97
Total interest-bearing liabilities	1,337	(342)	995
Increase in net interest income (FTE)	$24,446	$(15,454)	$8,992
Provision for Loan Losses
The provision for loan losses is based on management's evaluation of probable, inherent losses in the loan portfolio and unfunded commitments and the corresponding analysis of the allowance for loan losses at quarter-end. Provision for loan losses for the three and six months ended June 30, 2022 was $1.1 million and $1.2 million compared to zero and $500,000 for the same period in 2021, respectively. The amount of provision expense recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover probable, inherent loan losses in the loan portfolio. The increase in provision for loan losses in the three and six months ended June 30, 2022 compared to the same periods in 2021 is largely due to the loan growth the Bank has experienced in the second quarter of 2022. See the section captioned “Loans and Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income
The following table represents the major components of noninterest income for the periods indicated.

Table 3 - Noninterest Income
	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Service charges on deposits	$1,895	$1,264	$631	49.9%	$3,720	$2,486	$1,234	49.6%
Mortgage fee income	2,736	3,005	(269)	(9.0)	5,648	7,000	(1,352)	(19.3)
Gain on sales of SBA loans	1,863	1,263	600	47.5	3,589	2,735	854	31.2
(Loss)/gain on sales of securities	—	141	(141)	100.0	24	137	(113)	(82.5)
Interchange fee	2,159	1,667	492	29.5	4,159	3,197	962	30.1
BOLI income	353	222	131	59.0	665	430	235	54.7
Other noninterest income	1,052	189	863	456.6	1,400	367	1,033	281.5
Total noninterest income	$10,058	$7,751	$2,307	29.76%	$19,205	$16,352	$2,853	17.45%
For the three and six months ended June 30, 2022, noninterest income increased $2.3 million and $2.9 million, respectively, compared to the same periods in 2021. The primary reason for this increase was due to increases in almost all noninterest income accounts offset by the decrease in mortgage fee income.
Service charges on deposit accounts. For the three and six months ended June 30, 2022, services charges on deposits was $1.9 million and $3.7 million, an increase of $631,000, or 49.9%, and $1.2 million, or 49.6%, compared to the same periods in 2021, respectively. This increase in service charges on deposits was primarily attributable to the additional deposits acquired from the SouthCrest acquisition and the bank's strategic efforts to grow deposits.
Mortgage Fee Income. For the three and six months ended June 30, 2022, mortgage fee income was $2.7 million and $5.6 million, a decrease of $269,000, or 9.0%, and $1.4 million, or 19.3%, compared to the same periods in 2021, respectively. During the three and six months ended June 30, 2021, there was a continued increase in the demand for mortgage rate locks and mortgage closings due to a historically low interest rate environment. As the rates started to increase in 2022, the demand slowed down which primarily caused the decrease.
Gain on Sale of SBA loans. For the three and six months ended June 30, 2022, net realized gains on the sale of the guaranteed portion of SBA loans totaled $1.9 million and $3.6 million, an increase of $600,000, or 47.5%, and $854,000, or 31.2%, compared to the same periods in 2021, respectively. The increase in 2022 was a result of continued growth in the Small Business Specialty Lending division compared to the same periods in 2021.
Interchange Fees. For the three and six months ended June 30, 2022, interchange fee income was $2.2 million and $4.2 million, an increase of $492,000, or 29.5%, and $962,000, or 30.1%, compared to the same periods in 2021. The increase in interchange fees was primarily attributable growth of customers from the SouthCrest acquisition and the continued success with the Discover® Card program.
Other noninterest income. For the three and six months ended June 30, 2022, other noninterest income was $1.1 million and $1.4 million, an increase of $863,000, or 456.6%, and $1.0 million, or 281.5%, compared to the same periods in 2021. The increase in other income was primarily attributable to insurance commissions from the insurance acquisitions that occurred in third and fourth quarter of 2021 and equity method investment loss taken in first quarter of 2022. .

Noninterest Expense
The following table represents the major components of noninterest expense for the periods indicated.

Table 4 - Noninterest Expense
	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Salaries and employee benefits	$15,072	$10,126	$4,946	48.8%	$28,344	$20,081	$8,263	41.1%
Occupancy and equipment	1,608	1,245	363	29.2	3,227	2,571	656	25.5
Acquisition-related expenses	1	699	(698)	(99.9)	125	699	(574)	(82.1)
Information technology expenses	2,549	1,856	693	37.3	4,903	3,448	1,455	42.2
Professional fees	1,073	690	383	55.5	1,946	1,177	769	65.3
Advertising and public relations	695	566	129	22.8	1,464	1,146	318	27.7
Communications	417	308	109	35.4	854	527	327	62.0
Other noninterest expense	3,061	1,975	1,086	55.0	5,419	3,570	1,849	51.8
Total noninterest expense	$24,476	$17,465	$7,011	40.1%	$46,282	$33,219	$13,063	39.3%
Noninterest expense increased for the three and six months ended June 30, 2022 by $7.0 million and $13.1 million, respectively, compared to the same periods in 2021. Increases in salaries and employee benefits and information technology expenses and other expenses accounted for the majority of the increases, which were partially offset by a decrease in acquisition expenses.
Salaries and Employee Benefits. Salaries and employee benefits for the three and six months ended June 30, 2022 was $15.1 million and $28.3 million, an increase of $4.9 million, or 48.8%, and $8.3 million, or 41.1%, compared to the same periods in 2021, respectively. The increase in both periods of 2022 is primarily attributable to the salary and employee benefits from the additional employees from the SouthCrest acquisition compared to the same periods in 2021.
Information technology Expenses. Information technology expense for the three and six months ended June 30, 2022 was $2.5 million and $4.9 million, an increase of $693,000, or 37.3% and $1.5 million, or 42.2%, compared to the same periods in 2021. These increases relate to increases in employees and data processing costs from the SouthCrest merger and software costs due to the implementation of new software platforms used in various areas of the bank.
Acquisition-related Expenses. Acquisition-related expenses for the three and six months ended June 30, 2022 decreased $698,000, or 99.9% and $574,000, or 82.1%, compared to the same periods in 2021, respectively. These decreases are related to the completion of the SouthCrest and insurance acquisitions that occurred in 2021.
Other noninterest expenses. Other noninterest expense for the three and six months ended June 30, 2022 was $3.1 million and $5.4 million, an increase of $1.1 million, or 55.0% and $1.8 million, or 51.8%, compared to the same periods in 2021. These increases relate primarily to increased amortization expense of intangibles and servicing rights valuations.
Income Tax Expense
Income tax expense for the three and six months ended June 30, 2022 was $234,000 and $1.4 million compared to $1.4 million and $3.0 million for the three and six months ended June 30, 2021, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2022 were 6.4% and 13.8% compared to 25.4% and 25.3%, respectively for the same periods of 2021. The largest driver of the difference is tax exempt income primarily from BOLI and tax exempt interest along with the benefit of Georgia state tax credits.
Balance Sheet Review
Total assets remained stable at $2.7 billion at June 30, 2022 and December 31, 2021.

Loans and Allowance for Loan Losses
At June 30, 2022, gross loans outstanding (excluding loans held for sale) were $1.5 billion, an increase of $114.8 million, or 8.6%, compared to $1.3 billion at December 31, 2021. During the six months ended June 30, 2022, PPP loans totaling approximately $8.4 million were forgiven through the SBA.
At June 30, 2022, approximately 71.1% of our loans are secured by commercial real estate. The following table presents a summary of the loan portfolio as of June 30, 2022 and December 31, 2021.

Table 5 - Loans Outstanding
(dollars in thousands)	June 30, 2022	December 31, 2021
Construction, land and land development	$187,045	$165,446
Other commercial real estate	846,381	787,392
Total commercial real estate	1,033,426	952,838
Residential real estate	216,189	212,527
Commercial, financial, & agricultural (*)	184,798	154,048
Consumer and other	18,392	18,564
Total loans	$1,452,805	$1,337,977

As a percentage of total loans:
Construction, land and land development	12.9%	12.4%
Other commercial real estate	58.2%	58.8%
Total commercial real estate	71.1%	71.2%
Residential real estate	14.9%	15.9%
Commercial, financial & agricultural	12.7%	11.5%
Consumer and other	1.3%	1.4%
Total loans	100%	100%
(*) Includes $128,000 and $9.0 million in PPP loans at June 30, 2022 and December 31, 2021, respectively.
The Company's risk mitigation processes include an independent loan review designed to evaluate the credit risk in the loan portfolio and to ensure credit grade accuracy. The analysis serves as a tool to assist management in assessing the overall credit quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as "substandard" are loans which are inadequately protected by the current credit worthiness and paying capacity of the borrower and/or the collateral pledged. These assets exhibit well-defined weaknesses or are showing signs there is a distinct possibility the Company will sustain some loss if the deficiencies are not corrected. These weaknesses may be characterized by past due performance, operating losses and/or questionable collateral values. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans but have an increased risk of loss. Loans classified as "loss" are those loans which are considered uncollectible and are in the process of being charged off.
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
The allowance for loan losses was $14.0 million at June 30, 2022 compared to $12.9 million at June 30, 2021, an increase of $1.1 million, or 8.5%. The allowance for loan losses as a percentage of loans was 0.96% and 1.26% at June 30, 2022 and 2021, respectively. The provision was $1.2 million compared to $500,000 for the six months ended June 30, 2022 and June 30, 2021, respectively. The provision was $1.1 million compared to $0 for the three months ended June 30, 2022 and June 30, 2021, respectively. The amount of provision expense recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover probable, inherent losses in the loan portfolio. The primary reason for the increase in allowance to loans as a percentage for loans and provision is primarily due to the bank's loan growth.
Additional information about the Company’s allowance for loan losses is provided in Note 4 to our consolidated financial statements as of June 30, 2022, included elsewhere in this Form 10-Q.
The following table presents an analysis of the allowance for loan losses as of and for the six months ended June 30, 2022 and 2021:

Table 6 - Analysis of Allowance for Loan Loss
	June 30, 2022		June 30, 2021
(dollars in thousands)	Reserve	%*	Reserve	%*
Construction, land and land development	$1,052	12.9%	$1,125	12.4%
Other commercial real estate	8,028	58.2%	7,277	58.8%
Residential real estate	1,488	14.9%	2,273	15.9%
Commercial, financial, & agricultural	1,678	12.7%	1,773	11.5%
Consumer and other	1,717	1.3%	423	1.4%
	$13,963	100%	$12,871	100%
*Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

The following table presents a summary of allowance for loan loss for the three and six months ended June 30, 2022 and 2021.

Table 7 - Summary of Allowance for Loan Loss
	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Allowance for loan loss - beginning balance	$12,919	$12,693	$12,910	$12,127
Charge-offs:
Construction, land and land development	—	—	—	—
Other commercial real estate	—	36	58	36
Residential real estate	30	—	48	—
Commercial, financial, & agricultural	132	—	148	15
Consumer and other	5	32	21	43
Total loans charged-off	167	68	275	94
Recoveries:
Construction, land and land development	5	70	11	85
Other commercial real estate	67	95	74	95
Residential real estate	18	44	22	110
Commercial, financial, & agricultural	12	15	56	18
Consumer and other	9	22	15	30
Total recoveries	111	246	178	338
Net (recoveries)/charge-offs	56	(178)	97	(244)
Provision for loan loss	1,100	—	1,150	500
Allowance for loan loss - ending balance	$13,963	$12,871	$13,963	$12,871

Net (recoveries)/charge-offs to average loans (annualized)	0.02%	(0.07)%	0.01%	(0.05)%
Allowance for loan losses to total loans	0.96	1.26	0.96	1.26
Allowance to nonperforming loans	282.31	139.83	282.31	139.83
Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio as of June 30, 2022.

Nonperforming Assets
Asset quality experienced some improvement during the first six months of 2022. Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned ("OREO"). Nonaccrual loans totaled $4.9 million at June 30, 2022, a decrease of $503,000, or 9.2%, from $5.4 million at December 31, 2021. There were no loans contractually past due 90 days or more and still accruing for either period presented. At June 30, 2022, OREO totaled $246,000, a decrease of $35,000, or 12.5%, compared with $281,000 at December 31, 2021. The decrease in OREO was due to a donation of assets during the first six months of 2022. As of June 30, 2022 , total nonperforming assets as a percent of total assets decreased to 0.19% compared with 0.21% at December 31, 2021.
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
Nonperforming assets at June 30, 2022 and December 31, 2021 were as follows:

Table 8 - Nonperforming Assets
(dollars in thousands)	June 30, 2022	December 31, 2021
Nonaccrual loans	$4,946	$5,449
Loans past due 90 days and accruing	—	—
Other real estate owned	246	281
Repossessed assets	48	49
Total nonperforming assets	$5,240	$5,779
Nonaccrual loans by loan segment
Construction, land and land development	$68	$31
Commercial real estate	805	837
Residential real estate	2,367	3,839
Commercial, financial & agriculture	1,537	708
Consumer & other	169	34
Total nonaccrual loans	$4,946	$5,449

NPAs as a percentage of total loans and OREO	0.36%	0.43%
NPAs as a percentages of total assets	0.19%	0.21%
Nonaccrual loans as a percentage of total loans	0.34%	0.41%
The restructuring of a loan is considered a troubled debt restructuring (" TDR") if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted the borrower a concession that we would not consider otherwise. At June 30, 2022, TDR increased to $7.6 million from $7.3 million reported at December 31, 2021. At June 30, 2022, $514,000 in TDRs were considered nonperforming and at December 31, 2021, all TDRs were performing according to their modified terms and were therefore not considered to be nonperforming assets.

Deposits
Deposits at June 30, 2022 and December 31, 2021 were as follows:

Table 9 - Deposits
(dollars in thousands)	June 30, 2022	December 31, 2021
Noninterest-bearing deposits	$572,978	$552,576
Interest-bearing deposits	872,668	930,811
Savings	556,738	541,993
Time, $250,000 and over	59,900	73,407
Other time	269,227	275,821
Total deposits	$2,331,511	$2,374,608
Total deposits decreased $43.1 million to $2.33 billion at June 30, 2022 from $2.37 billion at December 31, 2021. As of June 30, 2022, 24.6% of total deposits were comprised of noninterest-bearing accounts and 75.4% comprised of interest-bearing deposit accounts, compared to 23.3% and 76.7% as of December 31, 2021, respectively. The decline in our deposits is due to a combination of changes in post COVID-19 customer saving and spending habits as well as the seasonality of our public funds.
We had $10.3 million and $883,000 in brokered deposits at June 30, 2022 and December 31, 2021, respectively. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors, and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the FHLB.

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
See Note 7 to our consolidated financial statements as of June 30, 2022, included elsewhere in this Form 10-Q, for a table setting forth the financial instruments that were outstanding whose contract amounts represent credit risk and more information regarding our off-balance sheet arrangements as of June 30, 2022 and December 31, 2021.
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
To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, the Company and the Bank have established multiple borrowing sources to augment their funds management. The Company has borrowing capacity through membership of the Federal Home Loan Bank program. The Bank has also established overnight borrowing for Federal Funds purchased through various correspondent banks. The outstanding balance of Federal Funds purchased at June 30, 2022 and December 31, 2021 was $23.8 million and $0, respectively.
Cash and cash equivalents at June 30, 2022 and December 31, 2021 were $76.5 million and $197.2 million, respectively. This decrease is primarily attributable to the deployment of funds used for funding current loan growth. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs without any material adverse impact on our operating results.
On February 10, 2022, the Company completed a public offering of approximately $63.5 million of its common stock. The offering generated net proceeds of approximately $59.3 million, which were used to fund the repayment of the Company's existing term note and the line of credit and for other general corporate purposes.
On May 20, 2022, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers in which the Company issued and sold $40.0 million in aggregate principal amount of its 5.25% Fixed-to-Floating Rate Subordinated Notes due 2032.
Liquidity management involves the matching of cash flow requirements of customers and the ability of the Company to manage those requirements. These requirements of customers include, but are not limited to, deposits being withdrawn or providing assurance to borrowers that sufficient funds are available to meet their credit needs. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term assets at any given time will adequately cover any reasonably anticipated need for funds. Additionally, we maintain relationships with correspondent banks, which could provide funds on short notice, if needed. We have also invested in FHLB stock for the purpose of establishing credit lines with the FHLB. At June 30, 2022 and December 31, 2021, we had $65.0 million of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $605.6 million and $574.7 million of additional borrowing availability with the FHLB at June 30, 2022 and December 31, 2021, respectively.
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
The table below summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of June 30, 2022 and December 31, 2021. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of June 30, 2022 and December 31, 2021. There have been no conditions or events since December 31, 2021 that management believes would change this classification.

Table 10 - Capital Ratio Requirements
	Minimum Requirement	Well-capitalized¹
Risk-based ratios:
Common equity tier 1 capital (CET1)	4.5%	6.5%
Tier 1 capital	6.0	8.0
Total capital	8.0	10.0
Leverage ratio	4.0	5.0
(1) The prompt corrective action provisions are only applicable at the bank level.

Table 11 - Capital Ratios
Company	June 30, 2022	December 31, 2021
CET1 risk-based capital ratio	12.31%	9.87%
Tier 1 risk-based capital ratio	13.62	11.28
Total risk-based capital ratio	16.48	12.05
Leverage ratio	9.22	7.25

Colony Bank
CET1 risk-based capital ratio	11.66%	11.41%
Tier 1 risk-based capital ratio	11.66	11.41
Total risk-based capital ratio	12.41	12.18
Leverage ratio	8.10	7.53

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
The following table presents our interest sensitivity position at the dates indicated.

Table 12 - Interest Sensitivity
	Increase (Decrease) in Net Interest Income from Base Scenario at
	June 30, 2022	December 31, 2021
Changes in rates
200 basis point increase	6.06%	13.80%
100 basis point increase	3.29	6.83
100 basis point decrease	(4.80)	(3.18)
See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2021 for additional disclosures related to market and interest rate risk.
There are no material changes during the period covered by this Report to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” previously disclosed in the Company's 2021 Form 10-K.

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
During the quarter ended June 30, 2022, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) There were no unregistered shares of the Company’s common stock sold during the three-month period ended June 30, 2022.
(b) Not applicable.
(c) There were no purchases of the Company's equity securities by the Company or its affiliates during the three-month period ended June 30, 2022.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 – OTHER INFORMATION
None.

ITEM 6 – EXHIBITS

3.1
Articles of Incorporation, As Amended -filed as Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-12436), filed with the Commission on August 4, 2014 and incorporated herein by reference.

3.2	Articles of Amendment to Articles of Incorporation, As Amended, of Colony Bankcorp, Inc.

3.3
Amended and Restated Bylaws -filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on September 18, 2020 and incorporated herein by reference.

4.1
Form of 5.25% Fixed to Floating Rate Subordinated Note due 2032 - filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on May 23, 2022 and incorporated herein by reference.

10.1
Form of Note Purchase Agreement, dated as of May 20, 2022, by and among Colony Bankcorp, Inc. and the Purchasers - filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on May 23, 2022 and incorporated herein by reference.

10.2	Separation Agreement between Colony Bank and Tracie Youngblood, dated as of April 14, 2022†

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

104	The cover page from Colony Bankcorp’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022 (formatted in Inline XBRL and included in Exhibit 101)

†	Represents a management contract or a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colony Bankcorp, Inc.

/s/ T. Heath Fountain
Date: August 12, 2022	T. Heath Fountain
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew Borrmann
Date: August 12, 2022	Andrew Borrmann
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)