Form 10-Q
period 2022-09-30
COLONY BANKCORP INC
filed 2022-11-10
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended September 30, 2022
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 9, 2022, the registrant had 17,641,123 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$18,533	$18,975
Federal funds sold and interest-bearing deposits in banks	66,507	178,257
Cash and cash equivalents	85,040	197,232
Investment securities available for sale, at fair value	439,716	938,164
Investment securities held to maturity, at amortized cost	468,306	—
Other investments, at cost	12,850	14,012
Loans held for sale	23,945	38,150
Loans	1,586,613	1,337,977
Allowance for loan losses	(15,182)	(12,910)
Loans, net	1,571,431	1,325,067
Premises and equipment	41,249	43,033
Other real estate owned	246	281
Goodwill	48,923	52,906
Other intangible assets	6,065	7,389
Bank-owned life insurance	55,157	55,159
Deferred income taxes, net	30,614	3,644
Other assets	22,370	16,678
Total assets	$2,805,912	$2,691,715

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$558,347	$552,576
Interest-bearing	1,851,315	1,822,032
Total deposits	2,409,662	2,374,608
Federal funds purchased	—	—
Federal Home Loan Bank advances	95,000	51,656
Other borrowings	63,364	36,792
Other liabilities	11,819	10,952
Total liabilities	$2,579,845	$2,474,008

Stockholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued or outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, par value $1.00 per share; 50,000,000 and 20,000,000 shares authorized, 17,641,123 and 13,673,898 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	17,641	13,674
Paid in capital	167,608	111,021
Retained earnings	107,918	99,189
Accumulated other comprehensive loss, net of tax	(67,100)	(6,177)
Total stockholders' equity	226,067	217,707
Total liabilities and stockholders' equity	$2,805,912	$2,691,715
See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest income
Loans, including fees	$18,150	$16,013	$50,431	$43,684
Investment securities	5,266	2,954	14,240	6,546
Federal funds sold, interest bearing deposits in banks and short term investments	278	58	437	154
Total interest income	23,694	19,025	65,108	50,384

Interest expense
Deposits	1,449	698	2,674	1,921
Federal funds purchased	3	—	22	—
Federal Home Loan Bank Advances	555	170	1,746	401
Paycheck Protection Program Liquidity Facility	—	—	—	93
Other borrowings	822	289	1,441	802
Total interest expense	2,829	1,157	5,883	3,217
Net interest income	20,865	17,868	59,225	47,167
Provision for loan losses	1,320	150	2,470	650
Net interest income after provision for loan losses	19,545	17,718	56,755	46,517

Noninterest income
Service charges on deposits	2,104	1,792	5,823	4,278
Mortgage fee income	1,708	3,107	7,356	10,107
Gain on sales of SBA loans	1,215	1,813	4,805	4,548
Gain (loss) on sales of securities	(96)	—	(72)	137
Interchange fees	2,179	1,745	6,338	4,941
BOLI Income	312	280	977	710
Other	757	701	2,157	754
Total noninterest income	8,179	9,438	27,384	25,475

Noninterest expense
Salaries and employee benefits	12,154	11,826	40,498	31,907
Occupancy and equipment	1,645	1,599	4,872	4,169
Acquisition related expenses	2	1,994	142	3,031
Information technology expenses	2,491	2,045	7,394	5,493
Professional fees	881	804	2,773	1,975
Advertising and public relations	876	674	2,406	1,817
Communications	471	310	1,325	837
Other	2,847	1,959	8,238	4,884
Total noninterest expense	21,367	21,211	67,648	54,113
Income before income taxes	6,357	5,945	16,491	17,879
Income taxes	1,105	362	2,500	3,379
Net income	$5,252	$5,583	$13,991	$14,500
Earnings per common share:
Basic	$0.30	$0.45	$0.82	$1.39
Diluted	0.30	$0.45	0.82	$1.39
Dividends declared per share	0.1075	0.1025	0.3225	0.3075
Weighted average common shares outstanding:
Basic	17,645,119	12,344,926	17,042,838	10,447,496
Diluted	17,645,119	12,344,926	17,042,838	10,447,496
 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$5,252	$5,583	$13,991	$14,500
Other comprehensive (loss) income:
Unrealized losses on securities arising during the period	(14,256)	(7,335)	(70,913)	(13,186)
Tax effect	1,996	1,724	9,928	3,099
Realized (gains) losses on sales of available for sale securities	96	—	72	(137)
Tax effect	(13)	—	(10)	32
Change in unrealized (losses) gains on securities available for sale, net of reclassification adjustment and tax effects	(12,177)	(5,611)	(60,923)	(10,192)
Comprehensive (loss) income	$(6,925)	$(28)	$(46,932)	$4,308

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

(dollars in thousands, except per share data)	Common Stock
Three Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, June 30, 2022	17,581	$17,581	$167,376	$104,561	$(54,923)	$234,595
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	(12,177)	(12,177)
Dividends on common shares ($0.1075 per share)	—	—	—	(1,895)	—	(1,895)
Tax withholding related to vesting of restricted stock	(12)	(12)	(137)	—	—	(149)
Issuance of restricted stock	72	72	(72)	—	—	—
Stock-based compensation expense	—	—	441	—	—	441
Net income	—	—	—	5,252	—	5,252
Balance, September 30, 2022	17,641	$17,641	$167,608	$107,918	$(67,100)	$226,067

Balance, June 30, 2021	9,499	$9,499	$43,232	$91,963	$2,200	$146,894
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	(5,611)	(5,611)
Dividends on common shares ($0.1025 per share)	—	—	—	(1,401)	—	(1,401)
Issuance of common stock	3,988	3,988	67,395	—	—	71,383
Issuance of restricted stock	187	187	(187)	—	—	—
Stock-based compensation expense	—	—	282	—	—	282
Net income	—	—	—	5,583	—	5,583
Balance, September 30, 2021	13,674	$13,674	$110,722	$96,145	$(3,411)	$217,130

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

(dollars in thousands, except per share data)	Common Stock
Nine Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	13,674	$13,674	$111,021	$99,189	$(6,177)	$217,707
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	(60,923)	(60,923)
Dividends on common shares ($0.3225 per share)	—	—	—	(5,262)	—	(5,262)
Issuance of common stock	3,848	3,848	55,620	—	—	59,468
Tax withholding related to vesting of restricted stock	(15)	(15)	(216)	—	—	(231)
Issuance of restricted stock, net of forfeitures	134	134	(134)	—	—	—
Stock-based compensation expense	—	—	1,317	—	—	1,317
Net income	—	—	—	13,991	—	13,991
Balance, September 30, 2022	17,641	$17,641	$167,608	$107,918	$(67,100)	$226,067

Balance, December 31, 2020	9,499	$9,499	$43,215	$84,993	$6,781	$144,488
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	(10,192)	(10,192)
Dividends on common shares ($0.3075 per share)	—	—	—	(3,348)	—	(3,348)
Issuance of common stock	3,988	3,988	67,395	—	—	71,383
Issuance of restricted stock, net of forfeitures	187	187	(187)	—	—	—
Stock-based compensation expense	—	—	299	—	—	299
Net income	—	—	—	14,500	—	14,500
Balance, September 30, 2021	13,674	$13,674	$110,722	$96,145	$(3,411)	$217,130

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(dollars in thousands)	September 30, 2022	September 30, 2021
Operating Activities
Net income	$13,991	$14,500
Adjustments reconciling net income to net cash provided by operating activities:
Provision for loan losses	2,470	650
Depreciation, amortization, and accretion	9,322	5,592
Equity method investment income	357	—
Share-based compensation expense	1,317	299
Net change in servicing asset	(582)	(656)
(Gain)/Loss on sales of securities, available-for-sale	72	(137)
Gain on sales of SBA loans	(4,805)	(4,548)
Loss on sales of other real estate owned	—	54
Donation of other real estate owned	35	—
Writedown on other real estate owned	—	21
Gain on sales of premises & equipment	(65)	—
Originations of loans held for sale	(269,586)	(294,759)
Proceeds from sales of loans held for sale	288,596	324,996
Change in bank-owned life insurance	(1,006)	(538)
Deferred tax benefit	(990)	(2,794)
Change in other assets	(4,529)	1,924
Change in other liabilities	867	(3,426)
Net cash provided by operating activities	35,464	41,178
Investing Activities
Purchases of investment securities, available-for-sale	(157,391)	(230,868)
Proceeds from maturities, calls, and paydowns of investment securities, available-for-sale	45,014	75,830
Proceeds from sales of investment securities, available-for-sale	47,175	17,559
Proceeds from maturities, calls and paydowns of securities, held-to-maturity	8,432	—
Change in loans, net	(249,384)	56,679
Purchase of premises and equipment	(1,449)	(2,924)
Proceeds from sales of premises and equipment	71	—
Proceeds from sales of other real estate owned	—	807
Proceeds from bank-owned life insurance	1,008	585
Redemption (purchase of) other investments	2,506	(9,582)
Redemption (purchase) of Federal Home Loan Bank Stock	(1,701)	2,307
Net cash and cash equivalents received from acquisition	—	34,087
Net cash used in investing activities	(305,719)	(55,520)
Financing Activities
Change in noninterest-bearing customer deposits	5,771	72,982
Change in interest-bearing customer deposits	29,283	45,738
Issuance of common stock, net of stock issuance cost	59,468	—
Dividends paid for common stock	(5,262)	(3,348)
Issuance of Subordinated Debt	39,097	—
Repayment on Paycheck Protection Program Liquidity Fund	—	(106,789)
Repayments on Federal Home Loan Bank Advances	(137,500)	—
Proceeds from Federal Home Loan Bank Advances	180,000	—
Repayments on Other borrowings	(12,563)	(750)
Tax withholding related to vesting of restricted stock	(231)	—
Net cash provided by financing activities	158,063	7,833
Net decrease in cash and cash equivalents	(112,192)	(6,509)
Cash and cash equivalents at beginning of period	197,232	183,506
Cash and cash equivalents at end of period	$85,040	$176,997

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$5,053	$3,189
Cash paid during the period for income taxes	3,625	4,923
Noncash Investing and Financing Activities
Goodwill adjustment	(3,983)	—
Acquisition of real estate through foreclosure	—	145
Carrying amount of Securities AFS transferred to HTM, net of $34.0 million unrealized loss	510,956	—
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
The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results which may be expected for the year ending December 31, 2022. These statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).
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
Adjustments
The Company finalized its purchase accounting adjustment during the second and third quarters of 2022 with a $4.0 million net adjustment to goodwill primarily related to premises and equipment and deferred taxes.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Concentrations of Credit Risk
Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At September 30, 2022, approximately 86% of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.
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
Changes in Accounting Principles and Effects of New Accounting Pronouncements
ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This ASU sets forth a “current expected credit loss” ("CECL") model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supported forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. On October 16, 2019, the Financial Accounting Standards Board ("FASB") voted to extend the delay of the effective date of this ASU for smaller reporting companies, such as the Company, until fiscal years beginning after December 15, 2022. The Company is expecting a 15-25% increase in allowance for credit losses related to CECL implementation inclusive of expected credit losses for loans and unfunded commitments. The estimates provided above are subject to substantial change and will ultimately depend upon the composition of the loan portfolio, as well as economic conditions and forecasts at the time of CECL adoption.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(2) Investment Securities
The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)
September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. treasury securities	$1,642	$—	$(12)	$1,630
U.S. agency	5,405	—	(487)	4,918
Asset backed securities	26,919	—	(747)	26,172
State, county & municipal securities	126,472	—	(23,182)	103,290
Corporate debt securities	54,782	—	(4,117)	50,665
Mortgage-backed securities	282,269	15	(29,243)	253,041
Total	$497,489	$15	$(57,788)	$439,716

September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:
U.S. treasury securities	$91,189	$—	$(4,460)	$86,729
U.S. agency	16,440	—	(1,853)	14,587
State, county & municipal securities	135,994	—	(21,030)	114,964
Mortgage-backed securities	224,683	—	(29,945)	194,738
Total	$468,306	$—	$(57,288)	$411,018

December 31, 2021
Securities Available for Sale:
U.S. treasury securities	$88,638	$—	$(1,087)	$87,551
U.S. agency	17,916	5	(140)	17,781
State, county & municipal securities	252,632	877	(3,356)	250,153
Corporate debt securities	48,153	520	(265)	48,408
Mortgage-backed securities	539,172	2,160	(7,061)	534,271
Total	$946,511	$3,562	$(11,909)	$938,164
The Company transferred certain agency-issued securities from the available-for-sale to held-to-maturity portfolio on January 1, 2022 and September 1, 2022, having a combined book value of approximately $511.0 million and a combined market value of approximately $477.0 million. As of the date of each transfer, the related pre-tax net unrecognized losses of approximately $34.0 million within the accumulated other comprehensive loss balance are being amortized over the remaining term of the securities using the effective interest method. This transfer was completed after careful consideration of the Company’s intent and ability to hold these securities to maturity. Factors used in assessing the ability to hold these securities to maturity were future liquidity needs and sources of funding.
The amortized cost and fair value of investment securities as of September 30, 2022, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
securities, which are disclosed separately in the table below.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,020	$1,011	$—	$—
Due after one year through five years	13,612	12,701	62,300	59,996
Due after five years through ten years	88,747	77,200	87,245	77,143
Due after ten years	111,841	95,763	94,078	79,141
	$215,220	$186,675	$243,623	$216,280

Mortgage-backed securities	282,269	253,041	224,683	194,738
	$497,489	$439,716	$468,306	$411,018
Proceeds from the sale of investment securities totaled $44.1 million and $47.2 million, and $0 and $17.6 million for the three and nine months ended September 30, 2022 and 2021, respectively. The sale of investment securities for the three months ended September 30, 2022 and 2021 resulted in no gross realized gains for each period and losses of $96,000 and $0, respectively. The sale of investment securities for the nine months ended September 30, 2022 and 2021 resulted in gross realized gains of $24,000 and $209,000 and losses of $96,000 and $72,000, respectively.
Investment securities having a carrying value of approximately $350.1 million and $247.4 million were pledged to secure public deposits and for other purposes as of September 30, 2022 and December 31, 2021, respectively.
Information pertaining to available-for-sale securities with gross unrealized losses at September 30, 2022 and December 31, 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2022
U.S. treasury securities	$841	$(7)	$789	$(5)	$1,630	$(12)
U.S. agency	4,918	(487)	—	—	4,918	(487)
Asset backed securities	14,785	(262)	11,387	(485)	26,172	(747)
State, county & municipal securities	50,600	(9,562)	52,690	(13,620)	103,290	(23,182)
Corporate debt securities	26,326	(2,538)	15,086	(1,579)	41,412	(4,117)
Mortgage-backed securities	155,170	(13,980)	82,264	(15,263)	237,434	(29,243)
	$252,640	$(26,836)	$162,216	$(30,952)	$414,856	$(57,788)

December 31, 2021
U.S. treasury securities	$87,302	$(1,087)	$—	$—	$87,302	$(1,087)
U.S. agency	10,969	(140)	—	—	10,969	(140)
State, county & municipal securities	180,551	(3,131)	5,970	(225)	186,521	(3,356)
Corporate debt securities	31,977	(265)	—	—	31,977	(265)
Mortgage-backed securities	377,413	(6,421)	21,129	(640)	398,542	(7,061)
	$688,212	$(11,044)	$27,099	$(865)	$715,311	$(11,909)

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Information pertaining to held-to-maturity securities with gross unrealized losses at September 30, 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2022
U.S. Treasury	$77,682	$(4,058)	$9,047	$(402,000)	$86,729	$(4,460)
U.S. agency	6,235	(489)	8,352	(1,364)	14,587	(1,853)
State, county & municipal securities	47,941	(7,526)	67,023	(13,504)	114,964	(21,030)
Mortgage-backed securities	31,436	(3,299)	163,302	(26,646)	194,738	(29,945)
	$163,294	$(15,372)	$247,724	$(41,916)	$411,018	$(57,288)

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
At September 30, 2022, there were 272 available-for-sale securities and 161 held-to-maturity securities that had unrealized losses. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3) Loans
The following table presents the composition of loans segregated by legacy and purchased loans and by class of loans, as of September 30, 2022 and December 31, 2021. Purchased loans are defined as loans that were acquired in bank acquisitions.

	September 30, 2022
(dollars in thousands)	Legacy Loans	Purchased Loans	Total
Construction, land and land development	$215,731	$19,923	$235,654
Other commercial real estate	750,531	135,276	885,807
Total commercial real estate	966,262	155,199	1,121,461
Residential real estate	198,377	42,874	241,251
Commercial, financial, & agricultural (*)	191,362	15,223	206,585
Consumer and other	16,256	1,060	17,316
Total Loans	$1,372,257	$214,356	$1,586,613

	December 31, 2021
(dollars in thousands)	Legacy Loans	Purchased Loans	Total
Construction, land and land development	$119,953	$45,493	$165,446
Other commercial real estate	595,739	191,653	787,392
Total commercial real estate	715,692	237,146	952,838
Residential real estate	159,469	53,058	212,527
Commercial, financial, & agricultural (*)	113,040	41,008	154,048
Consumer and other	16,003	2,561	18,564
Total Loans	$1,004,204	$333,773	$1,337,977
(*) Includes $98,000 and $9.0 million in PPP loans at September 30, 2022 and December 31, 2021, respectively.
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
The following table presents the loan portfolio, excluding purchased loans, by credit quality indicator (risk grade) as of September 30, 2022 and December 31, 2021. Those loans with a risk grade of 1, 2, 3, 4 and 5 have been combined in the pass column for presentation purposes.

(dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
September 30, 2022
Construction, land and land development	$215,087	$240	$404	$215,731
Other commercial real estate	726,455	14,872	9,204	750,531
Total commercial real estate	941,542	15,112	9,608	966,262
Residential real estate	188,721	5,819	3,837	198,377
Commercial, financial, & agricultural	189,093	802	1,467	191,362
Consumer and other	16,149	58	49	16,256
Total Loans	$1,335,505	$21,791	$14,961	$1,372,257

(dollars in thousands)
December 31, 2021
Construction, land and land development	$117,044	$2,634	$275	$119,953
Other commercial real estate	562,228	25,718	7,793	595,739
Total commercial real estate	679,272	28,352	8,068	715,692
Residential real estate	148,507	5,733	5,229	159,469
Commercial, financial, & agricultural	110,267	1,488	1,285	113,040
Consumer and other	15,787	78	$138	16,003
Total Loans	$953,833	$35,651	$14,720	$1,004,204

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the purchased loan portfolio by credit quality indicator (risk grade) as of September 30, 2022 and December 31, 2021. Those loans with a risk grade of 1, 2, 3, 4 or 5 have been combined in the pass column for presentation purposes. For the period ending September 30, 2022, the Company did not have any loans classified as “doubtful” or a “loss”.

(dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
September 30, 2022
Construction, land and land development	$19,923	$—	$—	$19,923
Other commercial real estate	131,111	3,117	1,048	135,276
Total commercial real estate	151,034	3,117	1,048	155,199
Residential real estate	40,444	632	1,798	42,874
Commercial, financial, & agricultural	14,638	82	503	15,223
Consumer and other	1,060	—	—	1,060
Total Loans	$207,176	$3,831	$3,349	$214,356

December 31, 2021
Construction, land and land development	$45,432	$—	$61	$45,493
Other commercial real estate	186,905	3,518	1,230	191,653
Total commercial real estate	232,337	3,518	1,291	237,146
Residential real estate	49,875	563	2,620	53,058
Commercial, financial, & agricultural	40,711	—	297	41,008
Consumer and other	2,558	3	—	2,561
Total Loans	$325,481	$4,084	$4,208	$333,773
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the aging of the amortized cost basis in legacy loans by aging category and accrual status as of September 30, 2022 and December 31, 2021:

(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
September 30, 2022
Construction, land and land development	$315	$—	$315	$143	$215,273	$215,731
Other commercial real estate	650	—	650	1,283	748,598	750,531
Total commercial real estate	965	—	965	1,426	963,871	966,262
Residential real estate	411	—	411	1,457	196,509	198,377
Commercial, financial, & agricultural	159	—	159	900	190,303	191,362
Consumer and other	29	—	29	26	16,201	16,256
Total Loans	$1,564	$—	$1,564	$3,809	$1,366,884	$1,372,257

December 31, 2021
Construction, land and land development	$6	$—	$6	$—	$119,947	$119,953
Other commercial real estate	349	—	349	577	594,813	595,739
Total commercial real estate	355	—	355	577	714,760	715,692
Residential real estate	421	—	421	2,641	156,407	159,469
Commercial, financial, & agricultural	69	—	69	708	112,263	113,040
Consumer and other	93	—	93	26	15,884	16,003
Total Loans	$938	$—	$938	$3,952	$999,314	$1,004,204

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the aging of the amortized cost basis in purchased loans by aging category and accrual status as of September 30, 2022 and December 31, 2021:

(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
September 30, 2022
Construction, land and land development	$—	$—	$—	$—	$19,923	$19,923
Other commercial real estate	—	—	—	126	135,150	135,276
Total commercial real estate	—	—	—	126	155,073	155,199
Residential real estate	125	—	125	864	41,885	42,874
Commercial, financial, & agricultural	—	—	—	503	14,720	15,223
Consumer and other	—	—	—	—	1,060	1,060
Total Loans	$125	$—	$125	$1,493	$212,738	$214,356

December 31, 2021
Construction, land and land development	$2,680	$—	$2,680	$31	$42,782	$45,493
Other commercial real estate	—	—	—	260	191,393	191,653
Total commercial real estate	2,680	—	2,680	291	234,175	237,146
Residential real estate	560	—	560	1,198	51,300	53,058
Commercial, financial, & agricultural	389	—	389	—	40,619	41,008
Consumer and other	—	—	—	8	2,553	2,561
Total Loans	$3,629	$—	$3,629	$1,497	$328,647	$333,773

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table details impaired loan data, including purchased credit impaired loans, as of September 30, 2022.

	September 30, 2022
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With No Related Allowance Recorded
Construction, land and land development	$—	$—	$—	$21
Commercial real estate	4,954	4,954	—	5,964
Residential real estate	640	640	—	804
Commercial, financial & agriculture	708	708	—	325
Consumer & other	—	—	—	1
	6,302	6,302	—	7,115

With An Allowance Recorded
Construction, land and land development	235	235	70	59
Commercial real estate	412	412	126	624
Residential real estate	299	350	57	781
Commercial, financial & agriculture	452	456	251	369
Consumer & other	—	—	—	—
	1,398	1,453	504	1,833

Purchased Credit Impaired Loans
Construction, land and land development	—	—	—	—
Commercial real estate	812	812	17	1,061
Residential real estate	—	—	—	14
Commercial, financial & agriculture	—	—	—	—
Consumer & other	—	—	—	113
	812	812	17	1,188
Total
Construction, land and land development	235	235	70	80
Commercial real estate	6,178	6,178	143	7,649
Residential real estate	939	990	57	1,599
Commercial, financial & agriculture	1,160	1,164	251	694
Consumer & other	—	—	—	114
	$8,512	$8,567	$521	$10,136

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table details impaired loan data, including purchased credit impaired loans. as of December 31, 2021.

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
Interest income recorded on impaired loans during the three months ended September 30, 2022 and 2021 was $152,000 and $261,000, respectively. Interest income recorded on impaired loans during the nine months ended September 30, 2022 and 2021 was $532,000 and $825,000, respectively.

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
As discussed in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2021, which are included in the Company’s 2021 Form 10-K, once a loan is identified as a TDR, it is accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of September 30, 2022. The Company had one commercial real estate loan restructured during the three and nine month period ended September 30, 2022 with outstanding principal balance of $181,000. The loan was restructured related to payment terms. Loans modified in a TDR are considered to be in default once the loan becomes 90 days past due. A TDR may cease being classified as impaired if the loan is subsequently modified at market terms and, has performed according to the modified terms for at least six months, and there has not been any prior principal forgiveness on a cumulative basis.
The Company had no loans that subsequently defaulted during the three and nine months ended September 30, 2022 and 2021.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4) Allowance for Loan Losses
The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the three and nine month periods ended September 30, 2022 and September 30, 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

(dollars in thousands)	Construction, land and land development	Other commercial real estate	Residential real estate	Commercial, financial & agricultural	Consumer and other	Total
Three Months Ended September 30, 2022
Beginning Balance	$1,052	$8,028	$1,488	$1,678	$1,717	$13,963
Charge-offs	—	—	—	(118)	(33)	(151)
Recoveries	5	5	23	7	10	50
Provision	873	345	424	1,163	(1,485)	$1,320
Ending balance	$1,930	$8,378	$1,935	$2,730	$209	$15,182

Nine Months Ended September 30, 2022
Beginning Balance	$1,127	$7,691	$1,805	$1,083	$1,204	$12,910
Charge-offs	—	(58)	(48)	(266)	(54)	(426)
Recoveries	16	79	45	63	25	228
Provision	787	666	133	1,850	(966)	2,470
Ending balance	$1,930	$8,378	$1,935	$2,730	$209	$15,182

Period end amount allocated to
Individually evaluated for impairment	$70	$126	$57	$251	$—	$504
Collectively evaluated for impairment	1,860	8,235	1,878	2,479	209	14,661
Purchase credit impaired	—	17	—	—	—	17
Ending Balance	$1,930	$8,378	$1,935	$2,730	$209	$15,182

Loans
Individually evaluated for impairment	$235	$5,366	$939	$1,160	$—	$7,700
Collectively evaluated for impairment	235,419	879,629	240,312	205,425	17,316	1,578,101
Purchase credit impaired	—	812	—	—	—	812
Ending balance	$235,654	$885,807	$241,251	$206,585	$17,316	$1,586,613

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Construction, land and land development	Other commercial real estate	Residential real estate	Commercial, financial & agricultural	Consumer and other	Total
Three Months Ended September 30, 2021
Beginning Balance	$1,125	$7,277	$2,273	$1,773	$423	$12,871
Charge-offs	—	(531)	—	(209)	(3)	(743)
Recoveries	363	14	143	66	13	599
Provision	(439)	540	(126)	203	(28)	150
Ending balance	$1,049	$7,300	$2,290	$1,833	$405	$12,877
Nine Months Ended September 30, 2021
Beginning Balance	$1,013	$6,880	$2,278	$1,713	$243	$12,127
Charge-offs	—	(568)	—	(225)	(44)	(837)
Recoveries	448	108	254	83	44	937
Provision	(412)	880	(242)	262	162	650
Ending balance	$1,049	$7,300	$2,290	$1,833	$405	$12,877

Year ended December 31, 2021
Period end amount allocated to
Individually evaluated for impairment	$—	$148	$108	$—	$—	$256
Collectively evaluated for impairment	1,127	7,525	1,691	1,083	1,108	12,534
Purchase credit impaired	—	18	6	—	96	120
Ending Balance	$1,127	$7,691	$1,805	$1,083	$1,204	$12,910

Loans
Individually evaluated for impairment	$62	$6,852	$1,770	$75	$—	$8,759
Collectively evaluated for impairment	165,384	778,624	210,757	153,973	18,491	1,327,229
Purchase credit impaired	—	1,916	—	—	73	1,989
Ending Balance	$165,446	$787,392	$212,527	$154,048	$18,564	$1,337,977
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(5) Borrowings
The following table presents information regarding the Company’s outstanding borrowings at September 30, 2022 and December 31, 2021:

(dollars in thousands)	September 30, 2022	December 31, 2021
Federal Home Loan Bank advances	95,000	51,656
Other borrowings	63,364	36,792
	$158,364	$88,448
Advances from the Federal Home Loan Bank (“FHLB”) have maturities ranging from 2022 to 2028 and interest rates ranging from 2.07% to 2.95%. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans, commercial loans, multifamily loans and HELOC loans, as well as U.S. Treasury and Agency securities. At September 30, 2022, the lendable collateral of those loans pledged is $126.6 million. At September 30, 2022, the Company had remaining credit availability from the FHLB of $585.6 million. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.
On May 1, 2019, the Company entered into two borrowing arrangements with a correspondent bank for $10.0 million each. The term note is secured by the Bank’s stock, expiring on May 1, 2024, and bears a fixed interest rate of 4.70%. The line of credit is also secured by the Bank’s stock, expiring on July 30, 2022, and bears a variable interest rate of Wall Street Journal Prime minus 0.40%.The proceeds were used for the acquisition of LBC Bancshares, Inc. and its subsidiary, Calumet Bank. As of September 30, 2022, the term note and the line of credit were closed and had zero balances, as both were paid off with the proceeds from the Company's public offering of its common stock completed on February 10, 2022.
The Company's debentures issued in connection with trust preferred securities are recorded as other borrowings on the consolidated balance sheets, but, subject to certain limitations, qualify as Tier 1 capital for regulatory capital purposes. At September 30, 2022 and December 31, 2021, $24.2 million of debentures underlying trust preferred securities were outstanding. The proceeds from the offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the bank subsidiary. The debentures underlying the trust preferred securities require quarterly interest payments.
On May 20, 2022, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers in which the Company issued and sold $40.0 million in aggregate principal amount of its 5.25% Fixed-to-Floating Rate Subordinated Notes (the "Notes"). The Notes mature on May 20, 2032 and bear interest at a fixed rate of 5.25% per year, from May 20, 2022 to, but excluding, May 20, 2027, payable semi-annually in arrears on June 30 and December 30 of each year. From and including May 20, 2027 to, but excluding, the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 265 basis points, payable quarterly in arrears. Prior to May 20, 2027, the Company may redeem the Notes, in whole but not in part, only under certain limited circumstances set forth in the Notes. On or after May 20, 2027, the Company may redeem the Notes, in whole or in part, at its option, on any interest payment date. The Notes are included on the consolidated balance sheets as other borrowings at the carrying value, net of issuance costs. The debt issuance costs are being amortized through maturity and recognized as a component of interest expense. At September 30, 2022, $39.1 million of Subordinated Notes were outstanding. The proceeds from the sale of the Notes was used for general corporate purposes.
The aggregate stated maturities of other borrowed money at September 30, 2022 are as follows:

(dollars in thousands)
Year	Amount
2022	$90,000
2027 and After	68,364
$158,364
The Company also has available federal funds lines of credit with various financial institutions totaling $64.5 million, with no outstanding balance at September 30, 2022.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The Company has the ability to borrow funds from the Federal Reserve Bank (“FRB”) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At September 30, 2022, the Company had borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

(6) Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock.
The following table presents earnings per share for the three and nine months ended September 30, 2022 and 2021.

(dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net income available to common stockholders	$5,252	$5,583	$13,991	$14,500

Denominator
Weighted average number of common shares
Outstanding for basic earnings per common share	17,645	12,345	17,043	10,447
Weighted-average number of shares outstanding for diluted earnings per common share	17,645	12,345	17,043	10,447

Earnings per share - basic	$0.30	$0.45	$0.82	$1.39

Earnings per share - diluted	$0.30	$0.45	$0.82	$1.39

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
At September 30, 2022 and December 31, 2021 the following financial instruments were outstanding whose contract amounts represent credit risk:

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Contract Amount
(dollars in thousands)	September 30, 2022	December 31, 2021
Loan commitments	$365,739	$318,853
Letters of credit	3,584	4,869
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
Legal Contingencies. In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. As of September 30, 2022, the aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.

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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2022 and December 31, 2021 are as follows:

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Cash and short-term investments	$85,040	$85,040	$85,040	$—	$—
Investment securities available for sale	439,716	439,716	—	439,716	—
Investment securities held to maturity	468,306	411,018	—	411,018	—
Other investments, at cost	12,850	12,850	—	11,235	1,615
Loans held for sale	23,945	23,945	—	23,945	—
Loans, net	1,571,431	1,420,257	—	—	1,420,257

Liabilities
Deposits	2,409,662	2,409,080	—	2,409,080	—
Federal Home Loan Bank advances	95,000	95,011	—	95,011	—
Other borrowings	63,364	57,807	—	57,807	—

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Cash and short-term investments	$197,232	$197,232	$197,232	$—	$—
Investment securities available for sale	938,164	938,164	87,551	850,613	—
Other investments, at cost	14,012	14,012	5,574	4,183	4,255
Loans held for sale	38,150	38,150	—	38,150	—
Loans, net	1,325,067	1,328,853	—	—	1,328,853

Liabilities
Deposits	2,374,608	2,375,385	—	2,375,385	—
Federal Home Loan Bank advances	51,656	51,162	—	51,162	—
Other borrowings	36,792	36,796	—	36,796	—

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
Assets Measured at Fair Value on a Recurring and Nonrecurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall. The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at September 30, 2022 and December 31, 2021. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2022
Nonrecurring
Collateral dependent impaired loans	$949	$—	$—	$949
Other real estate owned	246	—	—	246
Total nonrecurring assets	$1,195	$—	$—	$1,195

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2021
Nonrecurring
Collateral dependent impaired loans	$1,837	$—	$—	$1,837
Other real estate owned	281	—	—	281
Total nonrecurring assets	$2,118	$—	$—	$2,118

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at September 30, 2022 and December 31, 2021. This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

(dollars in thousands)	September 30, 2022	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Collateral dependent impaired loans	$949	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	25%	100%
Other real estate owned	246	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	—%	20%

(dollars in thousands)	December 31, 2021	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Collateral dependent impaired loans	$1,837	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	25%	100%
Other real estate owned	281	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	—%	20%

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents quantitative information about recurring level 3 fair value measurements as of September 30, 2022 and December 31, 2021.

	As of September 30, 2022
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Other investments	$1,615	Discounted Cash Flow	Discount Rate or Yield	N/A*

	As of December 31, 2021
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Other investments	$4,255	Discounted Cash Flow	Discount Rate or Yield	N/A*
* The Company relies on a third-party pricing service to value its securities. The details of the unobservable inputs and other adjustments used by the third-party pricing service were not readily available to the Company.
The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three and nine months ended September 30, 2022.

	Available for Sale Securities
	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
(dollars in thousands)
Balance, Beginning	$2,769	$4,255
Redemption of security	(1,151)	(2,507)
Unrealized/realized losses included in earnings	(3)	(133)
Balance, Ending	$1,615	$1,615
The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers of securities between levels for the three and nine months ended September 30, 2022 and September 30, 2021.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(9) Segment Information
The Company’s operating segments include banking, mortgage banking and small business specialty lending division. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. The Small Business Specialty Lending Division segment derives its revenue from the origination, sales and servicing of Small Business Administration loans and other government guaranteed loans. Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows. The following tables present information reported internally for performance assessment for the three and nine months ended September 30, 2022 and 2021:

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Nine Months Ended September 30, 2022
Net Interest Income	$58,156	$145	$924	$59,225
Provision for Loan Losses	2,470	—	—	2,470
Noninterest Income	13,770	7,993	5,621	27,384
Noninterest Expenses	54,742	7,799	5,107	67,648
Income Taxes	2,174	104	222	2,500
Segment Profit	$12,540	$235	$1,216	$13,991

Segments Assets at September 30, 2022	$2,738,082	$16,905	$50,925	$2,805,912

Full time employees at September 30, 2022	396	61	29	486

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Nine Months Ended September 30, 2021
Net Interest Income	$45,977	$429	$761	$47,167
Provision for Loan Losses	650	—	—	650
Noninterest Income	10,409	10,087	4,979	25,475
Noninterest Expenses	41,922	8,445	3,746	54,113
Income Taxes	2,836	124	419	3,379
Segment Profit	$10,978	$1,947	$1,575	$14,500

Segments Assets at December 31, 2021	$2,620,501	$25,149	$46,065	$2,691,715

Full time employees at September 30, 2021	417	53	24	494

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three months ended September 30, 2022
Net Interest Income	$20,508	$17	$340	$20,865
Provision for Loan Losses	1,320	—	—	1,320
Noninterest Income	4,288	2,345	1,546	8,179
Noninterest Expenses	17,537	2,289	1,541	21,367
Income Taxes	1,047	10	48	1,105
Segment Profit	$4,892	$63	$297	$5,252

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three months ended September 30, 2021
Net Interest Income	$17,181	$138	$549	$17,868
Provision for Loan Losses	150	—	—	150
Noninterest Income	4,340	3,104	1,994	9,438
Noninterest Expenses	16,941	2,765	1,505	21,211
Income Taxes	434	(290)	218	362
Segment Profit	$3,996	$767	$820	$5,583

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(10) Regulatory Capital Matters
The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies. Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations.
As of September 30, 2022, the Company and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized, the Company and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the table below, and have met certain other requirements. Management believes that the Company and the Bank exceeded all well-capitalized requirements at September 30, 2022, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.
The Board of Governors of the Federal Reserve raised the threshold for determining applicable of the Small Bank Holding Company and Savings and Loan Company Policy Statement in August 2018 from $1 billion to $3 billion in consolidated total assets to provide regulatory burden relief, therefore, the Company is no longer subject to the minimum capital requirements on a consolidated basis.
The following table summarizes regulatory capital information as of September 30, 2022 and December 31, 2021 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for September 30, 2022 and December 31,

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
2021 were calculated in accordance with the Basel III rules.

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022
Total Capital to Risk-Weighted Assets
Consolidated	$311,849	15.78%	$158,098	8.00%	N/A	N/A
Colony Bank	263,104	13.34	157,784	8.00	$197,229	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	257,531	13.04	118,496	6.00	N/A	N/A
Colony Bank	247,922	12.57	118,340	6.00	157,786	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	233,302	11.81	88,896	4.50	N/A	N/A
Colony Bank	247,922	12.57	88,755	4.50	128,202	6.50

Tier 1 Capital to Average Assets
Consolidated	257,531	9.28	111,005	4.00	N/A	N/A
Colony Bank	247,922	8.96	110,679	4.00	138,349	5.00

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total Capital to Risk-Weighted Assets
Consolidated	$207,366	12.05%	$137,670	8.00%	N/A	N/A
Colony Bank	203,265	12.18	133,507	8.00	$166,884	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	194,456	11.28	103,434	6.00	N/A	N/A
Colony Bank	190,355	11.41	100,099	6.00	133,465	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	170,956	9.87	77,943	4.50	N/A	N/A
Colony Bank	190,355	11.41	75,074	4.50	108,441	6.50

Tier 1 Capital to Average Assets
Consolidated	194,456	7.25	107,286	4.00	N/A	N/A
Colony Bank	190,355	7.53	101,118	4.00	126,398	5.00

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(11) Subsequent Events
Dividend
On October 20, 2022, the Board of Directors declared a quarterly cash dividend of $0.1075 per share, to be paid on its common stock on November 18, 2022, to shareholders of record as of the close of business on November 4, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Colony Bankcorp, Inc. and our wholly owned subsidiary, Colony Bank, from December 31, 2021 through September 30, 2022 and on our results of operations for the three and nine months ended September 30, 2022 and 2021. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto in the Company's 2021 Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
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
A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this Quarterly Report on Form 10-Q and the following:
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
•developments in our mortgage banking business, including loan modifications, general demand, and the effects of judicial or regulatory requirements or guidance;
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

•significant turbulence or a disruption in the capital or financial markets and the effect of a fall in stock market prices on our investment securities;
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
•the risks relating to past acquisition including, without limitation: unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues being lower than expected;

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
•changes in the scope and cost of Federal Deposit Insurance Corporation ("FDIC") insurance and other coverage;
•changes in our accounting standards;
•changes in tariffs and trade barriers;
•changes in federal tax law or policy;
•the effects of war or other conflicts (including the military conflict between Russia and Ukraine), acts of terrorism, natural disasters, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions; and
•other risks and factors identified in our 2021 Form 10-K, this Quarterly Report on Form 10-Q for the period ended September 30, 2022, and in any of the Company's other reports filed with the U.S. Securities and Exchange Commission and available on its website at www.sec.gov.
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

Overview
The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of September 30, 2022 and December 31, 2021, and results of operations for each of the three and nine month periods ended September 30, 2022 and 2021. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.
At September 30, 2022, the Company had total consolidated assets of $2.8 billion, total loans, net of $1.6 billion, total deposits of $2.4 billion, and stockholders’ equity of $226.1 million. The Company reported net income of $5.3 million, or $0.30 per diluted share, for the three months ended September 30, 2022, and $14.0 million, or $0.82 per diluted share, for the first nine months of 2022, compared to net income of $5.6 million, or $0.45 per diluted share, for the three months ended September 30, 2021, and $14.5 million, or $1.39 per diluted share, for the first nine months of 2021. The slight decrease in net income for the three and nine months ended September 30, 2022 compared to the same periods ended September 30, 2021 was primarily driven by the increase in provision for loan losses, salaries and recognized mark on two FHLB advances that were acquired in the SouthCrest acquisition that were called early, offset by the increase in volume of taxable and tax-exempt investment securities and loans, acquisition of SouthCrest Financial Group, Inc. ("SouthCrest"), and an increase in interchange fees and gain on sale of SBA loans.
Net interest income on a tax equivalent basis increased to $21.0 million for the third quarter of 2022, compared to $18.0 million for the same period in 2021, primarily due to an increase in investment securities and loan volume. The net interest margin decreased to 3.25% for the quarter ended September 30, 2022 from 3.48% for the same period in 2021. Net interest income on a tax equivalent basis increased to $59.5 million for the first nine months of 2022, compared to $47.4 million for the first nine months of 2021, primarily due to an increase in investment securities and loan volume. The net interest margin decreased to 3.19% for the nine months ended September 30, 2022 from 3.49% for the same period in 2021. The reason for the decrease in net interest margin for the three months ended September 30, 2022 compared to the same period in 2021 is primarily due to a decrease in yield on loans as well as an increase in deposit and borrowing rates. For the nine months ended September 30, 2022 compared to the same period in 2021, the decrease in net interest margin was due to a decrease in yield on loans and an increase in borrowing rates partially offset by a decrease in deposit rates.
Provision for loan losses for the three and nine months ended September 30, 2022 was $1.3 million and $2.5 million compared to $150,000 and $650,000 for the same periods in 2021, respectively. Net charge-offs for the third quarter of 2022 were $101,000 compared to$144,000 for the same period in 2021. Net charge-offs for the first nine months of 2022 were $198,000 compared to net recoveries of $100,000 for the same period in 2021. As of September 30, 2022, Colony’s allowance for loan losses was $15.2 million, or 0.96% of total loans, compared to $12.9 million, or 0.96% of total loans, at December 31, 2021. At September 30, 2022 and December 31, 2021, nonperforming assets were $5.5 million and $5.8 million, or 0.20% and 0.21% of total assets, respectively.
Noninterest income of $8.2 million for the third quarter of 2022 was down $1.3 million, or 13.34%, from the third quarter of 2021. The decrease was primarily due to decreases in both mortgage fee income and gains on sales of SBA loans, offset by increases in service charges on deposits and interchange fees. Noninterest income of $27.4 million for the nine months ended of 2022 was up $1.9 million, or 7.49%, from the third quarter of 2021. The increase was primarily due to increases in service charges, interchange fees and gain on sales of SBA loans and other noninterest income, offset by a decrease in mortgage fee income. See "Table 3 - Noninterest income" for more detail and discussion on the primary drivers to the increase in noninterest income.
For the three months ended September 30, 2022, noninterest expense was $21.4 million, an increase of $156,000, or 0.74%, from the same period in 2021. For the nine months ended September 30, 2022, noninterest expense was $67.6 million, an increase of $13.5 million, or 25.0%, from the same period in 2021. Increases in noninterest expense are in part due to changes to the Company's organizational structure, along with acquisition expenses related to the SouthCrest merger. Those expenses that were the primary contributors to the increase year over year include salaries and employee benefits. See "Table 4 - Noninterest expense" for more detail and discussion on the primary drivers to the increase in noninterest expense.
On February 10, 2022, the Company completed a public offering of approximately 3.85 million shares of its common stock with aggregate proceeds totaling approximately $63.5 million. The offering generated net proceeds of approximately $59.5 million, which were used to fund the repayment of the Company's existing term note and the line of credit and for other general corporate purposes.

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

Results of Operations
We reported net income and diluted earnings per share of $5.3 million and $14.0 million and $0.30 and $0.82, respectively, for the first three and nine months of 2022. This compared to net income and diluted earnings per share of $5.6 million and $14.5 million and $0.45 and $1.39, respectively, for the same periods in 2021.

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
Fully taxable equivalent net interest income for the third quarter of 2022 and 2021 was $21.0 million and $18.0 million, respectively. This increase is primarily due to an increase in volume of securities and loans. The net interest margin for the third quarter of 2022 and 2021 was 3.25% and 3.48% respectively. This decrease in net interest margin for the third quarter of 2022 compared to the same period in 2021 is primarily a result of the increase in higher borrowing yields as well as higher yields paid on deposits.
Fully taxable equivalent net interest income for the nine months ended September 30, 2022 and 2021 was $59.5 million and $47.4 million, respectively. This increase is primarily due to an increase in volume of securities and loans. The net interest margin for the nine months ended September 30, 2022 and 2021 was 3.19% and 3.49%, respectively. This decrease in net interest margin for the nine months ended September 30, 2022 compared to the same period in 2021 is a result of the decrease in loan yields as well as higher deposit and borrowing yields.
The following tables indicate the relationship between interest income and interest expense and the average amounts of assets and liabilities for the periods indicated. As shown in the tables, both average assets and average liabilities for the three and nine months ended September 30, 2022 increased compared to the same period in 2021. The increase in average assets was primarily driven by the increase from the acquisition of SouthCrest in third quarter 2021 and purchasing of investment securities of $242.1 million and $431.7 million as well as an increase in loans of $310.8 million and $315.1 million for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The loan increase is partially due to the SouthCrest acquisition and primarily due to loan growth. The increase in average liabilities for the three and nine months ended September 30, 2022 was funded primarily through an increase in deposits from the SouthCrest merger during the last half of 2021.The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.
The yield on total interest-bearing liabilities increased from 0.30% in the third quarter of 2021 to 0.57% in the third quarter of 2022. The yield on total interest-bearing liabilities increased to 0.41% from 0.33% for the nine months ended September 30, 2022 and 2021, respectively, due to Federal Home Loan Bank advances interest expense including $751,000 for the recognized mark on two advances that were acquired in the SouthCrest acquisition that were called early. In March of 2020, the Federal Reserve's Federal Open Market Committee ("FOMC") lowered interest rates twice for a total reduction of 150 basis points in response to the COVID-19 pandemic, which was the most aggressive action taken by the FOMC since the financial crisis in 2008. In March 2022, the FOMC raised the rate 25 basis points. In second quarter 2022, the FOMC raised the rate twice, the first increase being 50 basis points and the second increase being 75 basis points. The FOMC again raised the rate twice during the third quarter of 2022, each time by 75 basis points.

Table 1 - Average Balance Sheet and Net Interest Analysis
	Three Months Ended September 30,
	2022			2021
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$1,553,882	$18,183	4.64%	$1,243,066	$16,085	5.25%
Investment securities, taxable	809,692	4,711	2.31	614,404	2,668	1.76
Investment securities, tax-exempt(2)	124,038	638	2.04	77,255	362	1.90
Deposits in banks and short term investments	70,455	278	1.56	166,064	57	0.14
Total interest-earning assets	$2,558,067	$23,810	3.69%	$2,100,789	$19,172	3.70%
Noninterest-earning assets	219,323			172,115
Total assets	$2,777,390			$2,272,904
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$1,424,171	$772	0.21%	$1,169,693	$319	0.11%
Other time	370,282	677	0.72	320,484	380	0.48
Total interest-bearing deposits	1,794,453	1,449	0.32	1,490,177	699	0.19
Federal funds purchased	541	3	2.20	—	—	—
Federal Home Loan Bank advances	96,848	555	2.27	42,391	171	1.64
Other borrowings	65,741	822	4.96	37,289	289	3.14
Total other interest-bearing liabilities	163,130	1,380	3.36	79,680	460	2.34
Total interest-bearing liabilities	$1,957,583	$2,829	0.57%	$1,569,857	$1,159	0.30%
Noninterest-bearing liabilities:
Demand deposits	572,257			485,241
Other liabilities	11,993			20,697
Stockholders' equity	235,557			197,109
Total noninterest-bearing liabilities and stockholders' equity	819,807			703,047
Total liabilities and stockholders' equity	$2,777,390			$2,272,904
Interest rate spread			3.12%			3.40%
Net interest income		$20,981			$18,013
Net interest margin			3.25%			3.48%
1.The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable-equivalent adjustments totaling $33,000 and $73,000 for the quarters ended September 30, 2022 and 2021, respectively, are included in income and fees on loans. Accretion income of $122,000 and $104,000 for the quarters ended September 30, 2022 and 2021 are also included in income and fees on loans.
2.Taxable-equivalent adjustments totaling $83,000 and $72,000 for the quarters ended September 30, 2022 and 2021, respectively, are included in tax-exempt interest on investment securities.

Table 1 - Average Balance Sheet and Net Interest Analysis
	Nine Months Ended September 30, 2022
	2022			2021
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$1,448,661	$50,526	4.66%	$1,133,533	$43,890	5.18%
Investment securities, taxable	831,438	12,795	2.06	468,561	6,011	1.72
Investment securities, tax-exempt(2)	116,615	1,661	1.90	47,839	677	1.89
Deposits in banks and short term investments	101,432	437	0.58	165,280	155	0.13
Total interest-earning assets	2,498,146	65,419	3.50	1,815,213	50,733	3.74
Noninterest-earning assets	213,556			121,417
Total assets	$2,711,702			$1,936,630
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$1,432,892	$1,340	0.13%	$978,181	$630	0.09%
Other time	347,383	1,334	0.51	278,508	1,291	0.62
Total interest-bearing deposits	1,780,275	2,674	0.14	1,256,689	1,921	0.20
Federal funds purchased	2,820	22	1.04	—	—	—
Federal Home Loan Bank advances (3)	65,191	1,746	3.58	29,197	401	1.84
Paycheck Protection Program Liquidity Facility	—	—	—	34,155	93	0.36
Other borrowings	47,675	1,441	4.04	37,536	896	3.19
Total other interest-bearing liabilities	115,686	3,209	3.71	100,888	1,390	1.84
Total interest-bearing liabilities	1,895,961	5,883	0.41	1,357,577	3,311	0.33
Noninterest-bearing liabilities:
Demand deposits	564,425			411,307
Other liabilities	11,357			5,096
Stockholders' equity	239,959			162,650
Total noninterest-bearing liabilities and stockholders' equity	815,741			579,053
Total liabilities and stockholders' equity	$2,711,702			$1,936,630
Interest rate spread			3.09%			3.41%
Net interest income		$59,536			$47,422
Net interest margin			3.19%			3.49%
1.The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable-equivalent adjustments totaling $95,000 and $206,000 for the nine months ended September 30, 2022 and 2021, respectively, are included in income and fees on loans. Accretion income of $550,000 and $375,000 for the nine months ended September 30, 2022 and 2021 are also included in income and fees on loans.
2.Taxable-equivalent adjustments totaling $216,000 and $135,000 for the nine months ended September 30, 2022 and 2021, respectively, are included in tax-exempt interest on investment securities.
3. Federal Home Loan Bank advances interest expense includes $751,000 for the nine months ended September 30, 2022 and is the recognized mark on two advances that were acquired in the SouthCrest acquisition that were called early.

The following table presents the effect of net interest income for changes in the average outstanding volume amounts of interest-earning assets and interest-bearing liabilities and the rates earned and paid on these assets and liabilities for the nine month period ended September 30, 2022 compared to the nine month period ended September 30, 2021.

Table 2 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
	Nine Months Ended September 30, 2022
	Compared to Nine Months Ended September 30, 2021 Increase (Decrease) Due to Changes in
(dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned fees	$16,324	$(9,688)	$6,636
Investment securities, taxable	6,241	543	6,784
Investment securities, tax-exempt	1,300	(316)	984
Deposits in banks and short term investments	(83)	365	282
Total interest-earning assets (FTE)	23,782	(9,096)	14,686
Interest-bearing liabilities:
Interest-Bearing Demand and Savings Deposits	409	301	710
Time Deposits	427	(384)	43
Federal funds purchased	—	22	22
Federal Home Loan Bank Advances	662	683	1,345
Paycheck Protection Program Liquidity Facility	(123)	30	(93)
Other Borrowed Money	323	222	545
Total interest-bearing liabilities	1,698	874	2,572
Increase in net interest income (FTE)	$22,084	$(9,970)	$12,114
Provision for Loan Losses
The provision for loan losses is based on management's evaluation of probable, inherent losses in the loan portfolio and unfunded commitments and the corresponding analysis of the allowance for loan losses at quarter-end. Provision for loan losses for the three and nine months ended September 30, 2022 was $1.3 million and $2.5 million compared to $150,000 and $650,000 for the same period in 2021, respectively. The amount of provision expense recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover probable, inherent loan losses in the loan portfolio. The increase in provision for loan losses in the three and nine months ended September 30, 2022 compared to the same periods in 2021 is largely due to the loan growth the Bank has experienced during 2022. See the section captioned “Loans and Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income
The following table represents the major components of noninterest income for the periods indicated.

Table 3 - Noninterest Income
	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Service charges on deposits	$2,104	$1,792	$312	17.4%	$5,823	$4,278	$1,545	36.1%
Mortgage fee income	1,708	3,107	(1,399)	(45.0)	7,356	10,107	(2,751)	(27.2)
Gain on sales of SBA loans	1,215	1,813	(598)	(33.0)	4,805	4,548	257	5.7
(Loss)/gain on sales of securities	(96)	—	(96)	100.0	(72)	137	(209)	(152.6)
Interchange fee	2,179	1,745	434	24.9	6,338	4,941	1,397	28.3
BOLI income	312	280	32	11.4	977	710	267	37.6
Other noninterest income	757	701	56	8.0	2,157	754	1,403	186.1
Total noninterest income	$8,179	$9,438	$(1,259)	(13.34)%	$27,384	$25,475	$1,909	7.49%
For the three and nine months ended September 30, 2022, noninterest income decreased $1.3 million and increased $1.9 million, respectively, compared to the same periods in 2021. The primary reason for the three month decrease was due to decreases in both mortgage fee income and gains on sales of SBA loans. The nine month increase is primarily due to an increase in almost all noninterest income accounts offset by the decrease in mortgage fee income.
Service charges on deposit accounts. For the three and nine months ended September 30, 2022, services charges on deposits was $2.1 million and $5.8 million, an increase of $312,000, or 17.4%, and $1.5 million, or 36.1%, compared to the same periods in 2021, respectively. This increase in service charges on deposits was primarily attributable to the additional deposits acquired from the SouthCrest acquisition and the bank's strategic efforts to grow deposits.
Mortgage Fee Income. For the three and nine months ended September 30, 2022, mortgage fee income was $1.7 million and $7.4 million, a decrease of $1,399,000, or 45.0%, and $2.8 million, or 27.2%, compared to the same periods in 2021, respectively. During the three and nine months ended September 30, 2021, there was a continued increase in the demand for mortgage rate locks and mortgage closings due to a historically low interest rate environment. As the rates started to increase in 2022, the demand slowed down which primarily caused the corresponding decrease.
Gain on Sales of SBA loans. For the three and nine months ended September 30, 2022, net realized gains on the sale of the guaranteed portion of SBA loans totaled $1.2 million and $4.8 million, a decrease of $598,000, or 33.0%, and an increase of $257,000, or 5.7%, compared to the same periods in 2021, respectively. The fluctuations in 2022, as compared to the same periods in 2021, were the result of production variations and secondary market changes driven by the current interest rate environment.
Interchange Fees. For the three and nine months ended September 30, 2022, interchange fee income was $2.2 million and $6.3 million, an increase of $434,000, or 24.9%, and $1.4 million, or 28.3%, compared to the same periods in 2021. The increase in interchange fees was primarily attributable to growth of customers from the SouthCrest acquisition and the continued success with the Discover® Card program.
Other noninterest income. For the three and nine months ended September 30, 2022, other noninterest income was $757,000 and $2.2 million, an increase of $56,000, or 8.0%, and $1.4 million, or 186.1%, compared to the same periods in 2021. The increase in other income was primarily attributable to insurance commissions from the insurance acquisitions that occurred in third and fourth quarters of 2021 partially offset by an equity method investment loss taken in first quarter of 2022.

Noninterest Expense
The following table represents the major components of noninterest expense for the periods indicated.

Table 4 - Noninterest Expense
	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Salaries and employee benefits	$12,154	$11,826	$328	2.8%	$40,498	$31,907	$8,591	26.9%
Occupancy and equipment	1,645	1,599	46	2.9	4,872	4,169	703	16.9
Acquisition-related expenses	2	1,994	(1,992)	(99.9)	142	3,031	(2,889)	(95.3)
Information technology expenses	2,491	2,045	446	21.8	7,394	5,493	1,901	34.6
Professional fees	881	804	77	9.6	2,773	1,975	798	40.4
Advertising and public relations	876	674	202	30.0	2,406	1,817	589	32.4
Communications	471	310	161	51.9	1,325	837	488	58.3
Other noninterest expense	2,847	1,959	888	45.3	8,238	4,884	3,354	68.7
Total noninterest expense	$21,367	$21,211	$156	0.7%	$67,648	$54,113	$13,535	25.0%
Noninterest expense increased for the three and nine months ended September 30, 2022 by $156,000 and $13.5 million, respectively, compared to the same periods in 2021. Increases in salaries and employee benefits and information technology expenses and other expenses accounted for the majority of the increases, which were partially offset by a decrease in acquisition expenses.
Salaries and Employee Benefits. Salaries and employee benefits for the three and nine months ended September 30, 2022 was $12.2 million and $40.5 million, an increase of $328,000, or 2.8%, and $8.6 million, or 26.9%, compared to the same periods in 2021, respectively. The increase in both periods of 2022 is primarily attributable to the salary and employee benefits from the additional employees from the SouthCrest acquisition compared to the same periods in 2021.
Information technology Expenses. Information technology expense for the three and nine months ended September 30, 2022 was $2.5 million and $7.4 million, an increase of $446,000, or 21.8% and $1.9 million, or 34.6%, compared to the same periods in 2021, respectively. These increases relate to increases in employees and data processing costs from the SouthCrest merger and software costs due to the implementation of new software platforms used in various areas of the bank.
Acquisition-related Expenses. Acquisition-related expenses for the three and nine months ended September 30, 2022 decreased $2.0 million, or 99.9% and $2,889,000, or 95.3%, compared to the same periods in 2021, respectively. These decreases are related to the completion of the SouthCrest and insurance acquisitions that occurred in 2021.
Other noninterest expenses. Other noninterest expense for the three and nine months ended September 30, 2022 was $2.8 million and $8.2 million, an increase of $888,000, or 45.3% and $3.4 million, or 68.7%, compared to the same periods in 2021, respectively. These increases relate primarily to increased amortization expense of intangibles and servicing rights valuations along with increased FDIC insurance premiums.
Income Tax Expense
Income tax expense for the three and nine months ended September 30, 2022 was $1.1 million and $2.5 million compared to $362,000 and $3.4 million for the same periods in 2021, respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2022 were 17.4% and 15.2% compared to 6.1% and 18.9%, respectively for the same periods of 2021. The largest driver of the difference is tax exempt income primarily from BOLI and tax exempt interest along with the benefit of Georgia state tax credits.
Balance Sheet Review
Total assets increased to $2.8 billion at September 30, 2022 from $2.7 billion at December 31, 2021.

Loans and Allowance for Loan Losses
At September 30, 2022, gross loans outstanding (excluding loans held for sale) were $1.6 billion, an increase of $248.6 million, or 18.6%, compared to $1.3 billion at December 31, 2021. During the nine months ended September 30, 2022, PPP loans totaling approximately $8.4 million were forgiven through the SBA.
At September 30, 2022, approximately 70.7% of our loans are secured by commercial real estate. The following table presents a summary of the loan portfolio as of September 30, 2022 and December 31, 2021.

Table 5 - Loans Outstanding
(dollars in thousands)	September 30, 2022	December 31, 2021
Construction, land and land development	$235,654	$165,446
Other commercial real estate	885,807	787,392
Total commercial real estate	1,121,461	952,838
Residential real estate	241,251	212,527
Commercial, financial, & agricultural (*)	206,585	154,048
Consumer and other	17,316	18,564
Total loans	$1,586,613	$1,337,977

As a percentage of total loans:
Construction, land and land development	14.9%	12.4%
Other commercial real estate	55.8%	58.8%
Total commercial real estate	70.7%	71.2%
Residential real estate	15.2%	15.9%
Commercial, financial & agricultural	13.0%	11.5%
Consumer and other	1.1%	1.4%
Total loans	100%	100%
(*) Includes $98,000 and $9.0 million in PPP loans at September 30, 2022 and December 31, 2021, respectively.
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
The allowance for loan losses was $15.2 million at September 30, 2022 compared to $12.9 million at September 30, 2021, an increase of $2.3 million, or 17.9%. The allowance for loan losses as a percentage of loans was 0.96% and 0.98% at September 30, 2022 and 2021, respectively. The provision was $2.5 million compared to $650,000 for the nine months ended September 30, 2022 and September 30, 2021, respectively. The provision was $1.3 million compared to $150,000 for the three months ended September 30, 2022 and September 30, 2021, respectively. The amount of provision expense recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover probable, inherent losses in the loan portfolio. The primary reason for the increase in allowance to loans as a percentage for loans and provision is primarily due to the Bank's loan growth.
Additional information about the Company’s allowance for loan losses is provided in Note 4 to our consolidated financial statements as of September 30, 2022, included elsewhere in this Quarterly Report on Form 10-Q.
The following table presents an analysis of the allowance for loan losses as of and for the nine months ended September 30, 2022 and 2021:

Table 6 - Analysis of Allowance for Loan Loss
	September 30, 2022		September 30, 2021
(dollars in thousands)	Reserve	%*	Reserve	%*
Construction, land and land development	$1,930	14.9%	$1,049	11.7%
Other commercial real estate	8,378	55.8%	7,300	57.3%
Residential real estate	1,935	15.2%	2,290	16.8%
Commercial, financial, & agricultural	2,730	13.0%	1,833	12.7%
Consumer and other	209	1.1%	405	1.5%
	$15,182	100%	$12,877	100%
*Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

The following table presents a summary of allowance for loan loss for the three and nine months ended September 30, 2022 and 2021.

Table 7 - Summary of Allowance for Loan Loss
	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Allowance for loan loss - beginning balance	$13,963	$12,871	$12,910	$12,127
Charge-offs:
Construction, land and land development	—	—	—	—
Other commercial real estate	—	531	58	568
Residential real estate	—	—	48	—
Commercial, financial, & agricultural	118	209	266	225
Consumer and other	33	3	54	44
Total loans charged-off	151	743	426	837
Recoveries:
Construction, land and land development	5	363	16	448
Other commercial real estate	5	14	79	108
Residential real estate	23	143	45	254
Commercial, financial, & agricultural	7	66	63	83
Consumer and other	10	13	25	44
Total recoveries	50	599	228	937
Net (recoveries)/charge-offs	101	144	198	(100)
Provision for loan loss	1,320	150	2,470	650
Allowance for loan loss - ending balance	$15,182	$12,877	$15,182	$12,877

Net (recoveries)/charge-offs to average loans (annualized)	0.03%	0.05%	0.02%	(0.02)%
Allowance for loan losses to total loans	0.96	0.98	0.96	0.98
Allowance to nonperforming loans	286.34	105.15	286.34	105.15
Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio as of September 30, 2022.

Nonperforming Assets
Asset quality experienced slight improvement during the first nine months of 2022. Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned ("OREO"). Nonaccrual loans totaled $5.3 million at September 30, 2022, a decrease of $147,000, or 2.7%, from $5.4 million at December 31, 2021. There were no loans contractually past due 90 days or more and still accruing for either period presented. At September 30, 2022, OREO totaled $246,000, a decrease of $35,000, or 12.5%, compared with $281,000 at December 31, 2021. The decrease in OREO was due to a donation of assets during the first nine months of 2022. As of September 30, 2022, total nonperforming assets as a percent of total assets decreased to 0.20% compared with 0.21% at December 31, 2021.
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
Nonperforming assets at September 30, 2022 and December 31, 2021 were as follows:

Table 8 - Nonperforming Assets
(dollars in thousands)	September 30, 2022	December 31, 2021
Nonaccrual loans	$5,302	$5,449
Loans past due 90 days and accruing	—	—
Other real estate owned	246	281
Repossessed assets	—	49
Total nonperforming assets	$5,548	$5,779
Nonaccrual loans by loan segment
Construction, land and land development	$143	$31
Commercial real estate	1,409	837
Residential real estate	2,321	3,839
Commercial, financial & agriculture	1,403	708
Consumer & other	26	34
Total nonaccrual loans	$5,302	$5,449

NPAs as a percentage of total loans and OREO	0.35%	0.43%
NPAs as a percentages of total assets	0.20%	0.21%
Nonaccrual loans as a percentage of total loans	0.33%	0.41%
The restructuring of a loan is considered a troubled debt restructuring (" TDR") if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted the borrower a concession that we would not consider otherwise. At September 30, 2022, TDR increased to $7.5 million from $7.3 million reported at December 31, 2021. At September 30, 2022, $845,000 in TDRs were considered nonperforming and at December 31, 2021, all TDRs were performing according to their modified terms and were therefore not considered to be nonperforming assets.

Deposits
Deposits at September 30, 2022 and December 31, 2021 were as follows:

Table 9 - Deposits
(dollars in thousands)	September 30, 2022	December 31, 2021
Noninterest-bearing deposits	$558,347	$552,576
Interest-bearing deposits	823,179	930,811
Savings	621,875	541,993
Time, $250,000 and over	87,361	73,407
Other time	318,900	275,821
Total deposits	$2,409,662	$2,374,608
Total deposits increased $35.1 million to $2.41 billion at September 30, 2022 from $2.37 billion at December 31, 2021. As of September 30, 2022, 23.2% of total deposits were comprised of noninterest-bearing accounts and 76.8% comprised of interest-bearing deposit accounts, compared to 23.3% and 76.7% as of December 31, 2021, respectively. The increase in our deposits is due primarily to the increase in rates the Company offers on its deposit products as well as the increase in brokered deposits.
We had $30.4 million and $883,000 in brokered deposits at September 30, 2022 and December 31, 2021, respectively. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors, and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the FHLB.

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
See Note 7 to our consolidated financial statements as of September 30, 2022, included elsewhere in this Form 10-Q, for a table setting forth the financial instruments that were outstanding whose contract amounts represent credit risk and more information regarding our off-balance sheet arrangements as of September 30, 2022 and December 31, 2021.
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
To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, the Company and the Bank have established multiple borrowing sources to augment their funds management. The Company has borrowing capacity through membership of the Federal Home Loan Bank program. The Bank has also established overnight borrowing for Federal Funds purchased through various correspondent banks. There were no outstanding balances of Federal Funds purchased at September 30, 2022 and December 31, 2021, respectively.
Cash and cash equivalents at September 30, 2022 and December 31, 2021 were $85.0 million and $197.2 million, respectively. This decrease is primarily attributable to the deployment of funds used for funding current loan growth. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs without any material adverse impact on our operating results.
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
Liquidity management involves the matching of cash flow requirements of customers and the ability of the Company to manage those requirements. These requirements of customers include, but are not limited to, deposits being withdrawn or providing assurance to borrowers that sufficient funds are available to meet their credit needs. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term assets at any given time will adequately cover any reasonably anticipated need for funds. Additionally, we maintain relationships with correspondent banks, which could provide funds on short notice, if needed. We have also invested in FHLB stock for the purpose of establishing credit lines with the FHLB. At September 30, 2022 and December 31, 2021, we had $95.0 million and $51.7 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $585.6 million and $574.7 million of additional borrowing availability with the FHLB at September 30, 2022 and December 31, 2021, respectively.
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
The table below summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of September 30, 2022 and December 31, 2021. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of September 30, 2022 and December 31, 2021. There have been no conditions or events since December 31, 2021 that management believes would change this classification.

Table 10 - Capital Ratio Requirements
	Minimum Requirement	Well-capitalized¹
Risk-based ratios:
Common equity tier 1 capital (CET1)	4.5%	6.5%
Tier 1 capital	6.0	8.0
Total capital	8.0	10.0
Leverage ratio	4.0	5.0
(1) The prompt corrective action provisions are only applicable at the bank level.

Table 11 - Capital Ratios
Company	September 30, 2022	December 31, 2021
CET1 risk-based capital ratio	11.81%	9.87%
Tier 1 risk-based capital ratio	13.04	11.28
Total risk-based capital ratio	15.78	12.05
Leverage ratio	9.28	7.25

Colony Bank
CET1 risk-based capital ratio	12.57%	11.41%
Tier 1 risk-based capital ratio	12.57	11.41
Total risk-based capital ratio	13.34	12.18
Leverage ratio	8.96	7.53

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
The following table presents our interest sensitivity position at the dates indicated.

Table 12 - Interest Sensitivity
	Increase (Decrease) in Net Interest Income from Base Scenario at
	September 30, 2022	December 31, 2021
Changes in rates
200 basis point increase	4.56%	13.80%
100 basis point increase	2.34	6.83
100 basis point decrease	(2.53)	(3.18)
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
During the quarter ended September 30, 2022, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) There were no unregistered shares of the Company’s common stock sold during the three-month period ended September 30, 2022.
(b) Not applicable.
(c) There were no purchases of the Company's equity securities by the Company or its affiliates during the three-month period ended September 30, 2022.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 – OTHER INFORMATION
None.

ITEM 6 – EXHIBITS

3.1
Articles of Incorporation, As Amended -filed as Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-12436), filed with the Commission on August 4, 2014 and incorporated herein by reference.

3.2
Articles of Amendment to Articles of Incorporation, As Amended, of Colony Bankcorp, Inc.-filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10Q (File No. 0-12436), filed with the Commission on August 12, 2022 and incorporated herein by reference.

3.3
Amended and Restated Bylaws -filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on September 18, 2020 and incorporated herein by reference.

10.1	Employment Agreement, Dated September 9, 2022, Between R Dallis Copeland, Jr. and Colony Bankcorp, Inc.†

10.2	Employment Agreement, Dated September 9, 2022, Between Max Edward Hoyle and Colony Bankcorp, Inc.†

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

104	The cover page from Colony Bankcorp’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022 (formatted in Inline XBRL and included in Exhibit 101)

†	Represents a management contract or a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colony Bankcorp, Inc.

/s/ T. Heath Fountain
Date: November 10, 2022	T. Heath Fountain
Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew Borrmann
Date: November 10, 2022	Andrew Borrmann
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)