Form 10-K
period 2022-12-31
COLONY BANKCORP INC
filed 2023-03-16
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of Colony Bankcorp, Inc. common stock held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2022, (the last business day of the registrant’s most recently completed second fiscal quarter and based upon the closing price of $15.09, as reported on Nasdaq on June 30, 2022) as reported on the NASDAQ Global Market was $244.8 million.

The number of shares outstanding of Colony Bankcorp, Inc. common stock, par value $1.00 per share, as of March 14, 2023, was 17,593,879 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this Annual Report and the following:

•the impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within our primary market areas, including the effects of inflationary pressures, changes in interest rates, slowdowns in economic growth, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior (including the velocity of loan repayment) and credit risk as a result of the foregoing;
•changes in interest rate environment (including changes to the federal funds rate, the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities), and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;
•the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus responses, and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
•the risk that a future economic downturn and contraction could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth;
~~•~~factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of various projects that we finance;
•concentration of our loan portfolio in real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;
•weakness in the real estate market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, and mortgage fee income;
•credit and lending risks associated with our construction and development, commercial real estate, commercial and industrial and residential real estate loan portfolios;
•negative impact in our mortgage banking services, including declines in our mortgage originations or profitability due to rising interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, loan modifications, the effects of judicial or regulatory requirements or guidance, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;
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
•the adequacy of our reserves (including allowance for loan losses) and the appropriateness of our methodology for calculating such reserves, including the implementation of the Current Expected Credit Losses ("CECL") model;
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
•our ability to maintain expenses in line with current projections;
•the makeup of our asset mix and investments;
•external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, the possibility that the U.S. could default on its debt obligations, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
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
•changes in our accounting standards;
•changes in tariffs and trade barriers;
•changes in federal tax law or policy;
•the institution and outcome of litigation and other legal proceedings against us or to which we may become subject to;
•the impact of recent and future legislative and regulatory changes;
•examinations by our regulatory authorities;

•the effects of war or other conflicts (including the military conflict between Russia and Ukraine), acts of terrorism, acts of God, natural disasters, health emergencies, epidemics or pandemics, climate changes; or other catastrophic events that may affect general economic conditions;
•the ongoing impact of the COVID-19 pandemic;
•risks related to environmental, social and governance (“ESG”) strategies and initiatives, the scope and pace of which could alter the Company’s reputation and shareholder, associate, customer and third-party affiliations; and
•other risks and factors identified in this Form 10-K under the heading “Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Part I
Item 1

Business

COLONY BANKCORP, INC.

General

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a Georgia business corporation which was incorporated on November 8, 1982. The Company was organized for the purpose of operating as a bank holding company under the Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia. Our business is conducted primarily through our wholly-owned bank subsidiary, Colony Bank, a Georgia state-chartered commercial bank, which provides a broad range of banking services to its retail and commercial customers. We operate thirty-four domestic banking offices and three corporate operations offices. At December 31, 2022, we had approximately $2.9 billion in total assets, $1.8 billion in total loans, $2.5 billion in total deposits and $230.3 million in stockholder’s equity. Deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

The Parent Company

Because the Company is a bank holding company, its principal operations are conducted through the Bank. It has 100 percent ownership of its subsidiary bank and maintains systems of financial, operational and administrative controls that permit centralized evaluation of the operations of the subsidiary bank in selected functional areas including operations, accounting, marketing, investment management, purchasing, human resources, computer services, auditing, compliance and credit review. As a bank holding company, we perform certain shareholder and investor relations functions.

Colony Bank - Banking Services

Our principal subsidiary is the Bank. The Bank, headquartered in Fitzgerald, Georgia, offers traditional banking products and services to commercial and consumer customers in our markets. Our product line includes, among other things, loans to small and medium-sized businesses, residential and commercial construction and land development loans, commercial real estate loans, commercial loans, agri-business and production loans, residential mortgage loans, home equity loans, consumer loans and a variety of demand, savings and time deposit products. We also offer internet banking services, electronic bill payment services, safe deposit box rentals, telephone banking, credit and debit card services, remote depository products and access to a network of ATMs to our customers. The Bank conducts a general full service commercial, consumer and mortgage banking business through thirty-four offices located in central, south and coastal Georgia cities of Fitzgerald, Warner Robins, Centerville, Ashburn, Leesburg, Cordele, Albany, LaGrange, Columbus, Sylvester, Tifton, Moultrie, Douglas, Broxton, Savannah, Eastman, Fayetteville, Rochelle, Rockmart, Cedartown, Chickamauga, Atlanta, Manchester, Quitman, Thomaston, Valdosta and Statesboro, Georgia.

For additional discussion of our loan portfolio and deposit accounts, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loans" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Deposits.”

Subordinated Debentures (Trust Preferred Securities)

During the second quarter of 2004, the Company formed Colony Bankcorp Statutory Trust III for the sole purpose of issuing $4,500,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Market. The securities have a maturity of thirty years and are redeemable after five years with certain exceptions.

During the second quarter of 2006, the Company formed Colony Bankcorp Capital Trust I for the sole purpose of issuing $5,000,000 in Trust Preferred Securities through a pool sponsored by Truist Capital Markets. The securities have a maturity of thirty years and are redeemable after five years with certain exceptions.

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

The Company is not in default of any outstanding Trust Preferred Securities as of December 31, 2022.

Recent Developments
The Company paid dividends to its shareholders throughout 2022 and 2021 on a quarterly basis. In 2022, we had a quarterly dividend of $0.1075 per share of common stock and in 2021, we had a quarterly dividend of $0.1025 per share of common stock.

On February 10, 2022, the Company completed a public offering of 3,848,485 shares of its common stock at a public offering price of $16.50 per share, with aggregate proceeds of approximately $63.5 million.

On May 20, 2022, the Company completed a private placement of $40.0 million in fixed-to-floating rate subordinated notes due 2032 (the "Notes"). The Notes will bear a fixed rate of 5.25% for the first five years and will reset quarterly thereafter to then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 265 basis points for the five-year floating term. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after May 20, 2027, or at any time, in whole but not in part, upon certain other specified events. At December 31, 2022, $39.1 million of the Notes were outstanding.

On October 20, 2022, the Board of Directors of the Company authorized a stock buyback program, under which the Company may repurchase up to $12 million of its outstanding common stock. Repurchases under this program may be made from time to time through open market purchases, privately negotiated transactions or such other manners as will comply with applicable laws and regulations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The buyback program does not obligate the Company to purchase any particular number of shares and there is no guarantee as to the exact number of shares that will be repurchased by the Company. The buyback program is intended to expire at the end of 2023 but may be suspended, modified or terminated by the Company at any time and for any reason, without prior notice. As of December 31, 2022, 40,000 shares had been repurchased at a price of $13.50, leaving $11.5 million available for future repurchase.

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

Correspondents

Colony Bank has correspondent relationships with the following banks: Federal Reserve Bank of Atlanta; FHN Financial in Memphis, Tennessee; SouthState Bank in Lake Wales, Florida, ServisFirst in Birmingham, Alabama and the Federal Home Loan Bank of Atlanta. These correspondent relationships facilitate the transaction of business by means of loans, collections, investment services, lines of credit and exchange services, particularly in markets in which Colony Bank does not have a physical presence. As compensation for these services, the Bank maintains balances with its correspondents in primarily interest-bearing accounts and pays some service charges.

Human Capital Resources

We recognize that our most valuable asset is our people. One of our top strategic priorities is the retention and development of our talent. This includes providing career development opportunities for all associates; increasing our diversity and inclusion; training our next generation of leaders; and succession planning.

On December 31, 2022, the Company had a total of 522 employees, 511 of which are full-time equivalent employees. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We consider our relationship with our employees to be satisfactory and have not experienced interruptions of operations due to labor disagreements.

Talent Acquisition, Development and Retention

Our culture emphasizes our longstanding dedication to being respectful to others and having a workforce that is representative of the communities we serve. Diversity and inclusion are fundamental to our culture. We believe in attracting, retaining and promoting quality talent and recognize that diversity makes us stronger as a company. Our success depends on our ability to attract, retain and develop employees, and our talent acquisition teams partner with hiring managers in sourcing and presenting a diverse slate of qualified candidates to strengthen our organization. Professional development is a key priority, which is facilitated through our many corporate development initiatives including extensive training programs, corporate mentoring, leadership programs, educational reimbursement and professional speaker series.

Health and Welfare

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

Public Information

Persons interested in obtaining information on the Company may read and copy any materials that we file with the U.S. Securities and Exchange Commission ("SEC"). The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at https://www.sec.gov. We make available, free of charge, on or through our website, https://investors.colony.bank.com/sec-filings, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the SEC.

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

Incentive Compensation. The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2022, these rules have not been implemented.  We and the Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles - that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance. On October 26, 2022, the SEC adopted final rules to implement Section 954 of the Dodd-Frank Act that require public companies to adopt and disclose a policy for the recovery of incentive-based compensation received by current or former executive officers that is based on erroneously reported financial information in the event of a required accounting restatement. The rules also require disclosure of the policy, including filing the policy as an exhibit to annual reports on Form 10-K and additional disclosure in the event an accounting restatement is required and recovery is triggered under the policy. The stock exchanges have up to 90 days after publication of the rules in the Federal Register to submit proposed listing standards to the SEC for approval, and the proposed listing standards must be effective no later than one year after the publication date. Following the effective date of the new listing standards, public companies will have 60 days to adopt the required clawback policy.

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

As of December 31, 2022, our Bank's regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer.

The Company is not required to comply with minimum regulatory capital levels at this time. The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”) signed into law in May 2018 scaled back certain requirements of the Dodd-Frank Act and provided other regulatory relief. Among the provisions of the Economic Growth Act was a requirement that the Federal Reserve raise the asset threshold for those bank holding companies subject to the Federal Reserve’s Small Bank Holding Company Policy Statement (“Policy Statement”) to $3 billion. As a result, as of the effective date of that change in 2018, the Company was no longer required to comply with the risk-based capital rules applicable to the Bank as described above. The Federal Reserve may, however, require smaller bank holding companies subject to the Policy Statement to maintain certain minimum capital levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, which introduced CECL as the methodology to replace the “incurred loss” methodology for financial assets measured at amortized cost, and changed the approaches for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets. Under the incurred loss methodology, credit losses are recognized only when the losses are probable or have been incurred; under CECL, companies are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. This change will result in earlier recognition of credit losses that the Company deems expected but not yet probable. For SEC reporting companies with smaller reporting company designation and December 31 fiscal-year ends, such as the Company, CECL will become effective beginning with the first quarter of 2023.

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

As of June 30, 2020, the DIF reserve ratio fell to 1.30%, below the statutory minimum of 1.35%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. On October 18, 2022, the FDIC adopted an amended restoration plan to increase the likelihood that the reserve ratio would be restored to at least 1.35 percent by September 30, 2028. The FDIC’s amended restoration plan increases the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC could further increase the deposit insurance assessments for certain insured depository institutions, including the Bank, if the DIF reserve ratio is not restored as projected.

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

On May 5, 2022, the OCC, FRB, and FDIC issued a notice of proposed rulemaking to provide for a coordinated approach to modernize their respective CRA regulations, such that all banks will be subject to the same set of CRA rules. No final rule has been issued, but the rulemaking may affect the Bank’s CRA compliance obligations in the future.

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

LIBOR. On March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) to address references to LIBOR in contracts that (i) are governed by U.S. law; (ii) will not mature before June 30, 2023; and (iii) lack fallback provisions providing for a clearly defined and practicable replacement for LIBOR. On December 16, 2022, the FRB adopted a final rule to implement the LIBOR Act by identifying benchmark rates based on SOFR (Secured Overnight Financing Rate) that will replace LIBOR in certain financial contracts after June 30, 2023. The final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR in contracts subject to the LIBOR Act.

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

Risks Related to Our Business

Difficult or volatile conditions in the national financial markets and local economies may adversely affect our results of operations and financial condition.

Our business and financial performance are vulnerable to weak economic conditions in the financial markets and economic conditions generally or specifically in the state of Georgia, the principal market in which we conduct business. We are operating in a challenging and uncertain economic environment. The global credit and financial markets have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, high rates of inflation, the U.S. government’s decisions regarding its debt ceiling and the possibility that the U.S. could default on its debt obligations, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity, changes in securities markets and uncertainty about economic stability. As a result, financial institutions continue to be affected by uncertainty in the real estate market, the credit markets, and the national financial market generally. We retain direct exposure to the commercial and residential real estate markets, and we are affected by events in these markets. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the current conflict between Russia and Ukraine, which is increasing volatility in commodity and energy prices, creating supply chain issues and causing instability in financial markets. Sanctions imposed by the United States and other countries in response to such conflict could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.

Moreover, substantially all of our loans are to businesses and individuals in Georgia, and all of our branches and most of our deposit customers are also located in this area. As a result, local economic conditions significantly affect the demand for loans and other products we offer to our customers (including real estate, commercial and construction loans), the ability of borrowers to repay these loans and the value of the collateral securing these loans. A decline in the economies in which we operate could have a material adverse effect on our business, financial condition and results of operations, including, but not limited to the following:

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

Interest rates are highly sensitive to many factors including, without limitation: the rate of inflation; economic conditions; federal monetary policies; and stability of domestic and foreign markets. Interest rates increased significantly in 2022 as the Federal Reserve attempted to slow economic growth and counteract rising inflation. Further changes in interest rates and monetary policy reportedly are dependent upon the Federal Reserve’s assessment of economic data as it becomes available, though the rising interest rate environment is expected to continue in 2023. Increasing interest rates can have a negative impact on our business by reducing the amount of money our customers borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. This may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. In addition, in a rising interest rate environment we may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds. Higher income volatility from changes in interest rates and spreads to benchmark indices could result in a decrease in net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates impacts both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, asset quality, liquidity, or financial condition. A prolonged period of volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies.

We have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates and actively manage these risks through hedging and other risk mitigation strategies. However, these risks are many times outside of our control, and if our assumptions are wrong or overall economic conditions are significantly different than anticipated, our risk mitigation techniques may be ineffective or costly.

Inflation could negatively impact our business, our profitability and our stock price.

Inflation has continued rising in 2022 at levels not seen for over 40 years. Inflationary pressures remained elevated throughout 2022 and are likely to continue into 2023. Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, inflation may lead to a decrease in consumer and clients purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. These inflationary pressures could result in missed earnings and budgetary projections causing our stock price to suffer.

Our future success is largely dependent upon our ability to successfully execute our business strategy.

Our future success, including our ability to achieve our growth and profitability goals, is dependent on the ability of our management team to execute on our long-term business strategy, which requires them to, among other things: maintain and enhance our reputation; attract and retain experienced and talented bankers in each of our markets; maintain adequate funding sources, including by continuing to attract stable, low-cost deposits; enhance our market penetration in our metropolitan markets and maintain our leadership position in our community markets; improve our operating efficiency; implement new technologies to enhance the client experience and keep pace with our competitors; attract and maintain commercial banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas; attract sufficient loans that meet prudent credit standards; maintain adequate liquidity and regulatory capital and comply with applicable federal and state banking regulations; manage our credit, interest rate and liquidity risks; develop new, and grow our existing, streams of noninterest income; oversee the performance of third-party service providers that provide material services to our business; and control expenses in line with current projections.

Failure to achieve these strategic goals could adversely affect our ability to successfully implement our business strategies and could negatively impact our business, growth prospects, financial condition and results of operations. Further, if we do not manage our growth effectively, our business, financial condition, results of operations and future prospects could be negatively affected, and we may not be able to continue to implement our business strategy and successfully conduct our operations.

Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities and through other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits. Such deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek wholesale funding alternatives in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income. Moreover, competition among U.S. banks and non-banks for customer deposits is intense and may increase the cost of deposits (particularly in an elevated rate environment) or prevent new deposits and may otherwise negatively affect our ability to grow our deposit base. In addition, our access to deposits may be affected by the liquidity and/or cash flow needs of depositors, which may be exacerbated in an inflationary, recessionary, or elevated rate environment. This may cause our deposit accounts to decrease in the future, and any such decrease could have a material adverse impact on our sources of funding.

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

Our business depends on our ability to successfully manage our asset quality and credit risk.

We are subject to the risk of losses resulting from the failure of borrowers, guarantors and related parties to pay us the interest and principal amounts due on their loans. Although we maintain well-defined credit policies and credit underwriting and monitoring and collection procedures, these policies and procedures may not prevent losses, as some of these risks are outside of our control, particularly during periods in which the local, regional or national economy suffers a general decline. Moreover, the future effects of the continued elevated inflationary and interest rate environment on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. If borrowers fail to repay their loans, our financial condition and results of operations would be adversely affected.

Our commercial real estate, real estate construction, and commercial business loans increase our exposure to credit risks.

At December 31, 2022, our portfolio of commercial real estate and commercial, financial and agricultural loans totaled $1.4 billion or 82.3% of total loans compared to $1.1 billion, or 82.7% of total loans at December 31, 2021. At December 31, 2022, the amount of nonperforming commercial real estate and commercial, financial and agricultural loans was $3.0 million , or 52.6% of total nonperforming loans. These loans may expose us to a greater risk of non-payment and loss than residential real estate loans because, in the case of commercial loans, repayment often depends on the successful operation and earnings of the borrower's businesses and, in the case of consumer loans, the applicable collateral is subject to rapid depreciation. Additionally, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest due on the loan, which could cause us to increase our provision for loan losses and adversely affect our financial condition and operating results.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loans and other losses.

At December 31, 2022, approximately 86.1% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect credit quality, profitability, financial condition, and results of operation. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may also require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

Our provision and allowance for loan losses may not cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.

We make various assumptions and judgments about the collectability of our loan and lease portfolio and utilize these assumptions and judgments when determining the provision and allowance for loan losses. The determination of the appropriate level of the provision and allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks suing existing qualitative and quantitative information and future trends, all of which may undergo material changes. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the amount reserved in the allowance for loan losses.

Because the risk rating of the loans is dependent on some subjective information and subject to changes in the borrower's credit risk profile, evolving local market conditions and other factors, it can be difficult for us to predict the effects that those factors will have on the classifications assigned to the loan portfolio, and thus difficult to anticipate the velocity or volume of the migration of loans through the classification process and effect on the level of the allowance for loan losses. In addition, due to the declining economic conditions, our customers may not be able to repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. While we maintain our allowance to provide for loan defaults and non-performance, losses may exceed the value of the collateral securing the loans and the allowance may not fully cover any excess loss. In addition, bank regulatory agencies periodically review our provision and the total allowance for loan losses and may require an increase in the allowance for loan losses or future provisions for loan losses, based on judgments different than those of management. Any increases in the provision or allowance for loan losses will result in a decrease in our net income and, potentially, capital, and may have a material adverse effect on our financial condition or results of operations.

We may not be able to meet our unfunded credit commitments, or adequately reserve for losses associated with our unfunded credit commitments.

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The borrowing needs of our customers may exceed our expected funding requirements, especially during a challenging economic environment when our client companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from other sources. Any failure to meet our unfunded credit commitments in accordance with the borrowing needs of our customers may have a material adverse effect on our business, financial condition, results of operations or reputation.

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

We use brokered deposits which may be an unstable and/or expensive deposit source to fund earning asset growth.

We use brokered deposits, as a source of funding to support our asset growth and augment deposits generated from our branch network, which are our principal source of funding. We have established policies and procedures with respect to the use of brokered deposits, which require, among other things, that (i) we limit the amount of brokered deposits as a percentage of total assets, and (ii) our asset liability committee monitors our use of brokered deposits on a regular basis, including interest rates and the total volume of such deposits in relation to our total assets. In the event that our funding strategies call for the use of brokered deposits, there can be no assurance that such sources will be available, or will remain available, or that the cost of such funding sources will be reasonable. Additionally, if the Bank is no longer considered well-capitalized, our ability to access new brokered deposits or retain existing brokered deposits could be affected by market conditions, regulatory requirements or a combination thereof, which could result in most, if not all, brokered deposit sources being unavailable. The inability to utilize brokered deposits as a source of funding could have an adverse effect on our financial position, results of operations and liquidity.
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

In the aftermath of the 2007-2008 financial crisis, the Financial Accounting Standards Board, or FASB, decided to review how banks estimate losses in the allowance for loan losses calculation, and it issued the final Current Expected Credit Loss, or CECL, standard on June 16, 2016. The impairment model previously used by financial institutions was based on incurred losses, and loans were recognized as impaired when there was no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model has been replaced by the CECL model that will become effective for us for the fiscal year beginning after December 15, 2022 in which financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model will require significantly greater data requirements and changes to methodologies to accurately account for expected loss. There can be no assurance that we will not be required to increase our reserves and allowance for loan losses as a result of the implementation of CECL.

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

If we are unable to grow our noninterest income, our growth prospects will be impaired.

Taking advantage of opportunities to develop new, and expand existing, streams of noninterest income, including service charges, interchange fees and mortgage fees, is a part of our long-term growth strategy. If we are unsuccessful in our attempts to grow our noninterest income, our long-term growth will be impaired. Furthermore, focusing on these noninterest income streams may divert management’s attention and resources away from our core banking business, which could impair our core business, financial condition and operating results.

Decreased residential mortgage origination, volume and pricing decisions of competitors may adversely affect our profitability.

Our mortgage operation originates residential mortgage loans and services residential mortgage loans. Changes in interest rates, housing prices, financial stress on borrowers as a result of economic conditions, regulations by the applicable governmental authorities and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products, revenues received from servicing such loans for others, and ultimately reduce our net income. New regulations, increased regulatory reviews may be introduced and may increase costs and make it more difficult to operate a residential mortgage origination business.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, thereby adversely affecting our net interest income, net income and returns on assets and equity, and our loan administration costs increase, which together with reduced interest income adversely affects our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These nonperforming loans and OREO also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which would have an adverse effect on our net income and related ratios, such as return on assets and equity.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

Changes in interest rates may negatively affect both the returns on and market value of our investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in our portfolio. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic and political issues, and other factors beyond our control. These changes can negatively impact our other comprehensive income and equity levels through accumulated other comprehensive income, which includes net unrealized gains and losses on our investment securities. Further, such losses could be realized into earnings should liquidity and/or business strategy necessitate the sales of securities in a loss position. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions. These occurrences could have a material adverse effect on our net interest income or our results of operations.

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

We are highly dependent on our management team, and the loss of our senior executive officers or other key employees could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects.

Our success depends, in large part, on our ability to attract and retain key personnel. Competition for the best personnel in most activities we engage in can be intense, as we compete with both smaller banks that may be able to offer bankers with more responsibility and autonomy and larger banks that may be able to offer bankers with higher compensation, resources and support, and we may not be able to hire personnel or to retain them. As a result, we may not be able to effectively compete for talent across our markets. Further, our bankers may leave us to work for our competitors and, in some instances, may take important banking and lending relationships with them to our competitors. If we are unable to attract and retain talented bankers in our markets, our business, growth prospects and financial results could be materially and adversely affected. In addition, the unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, relationships in the communities we serve, years of industry experience and the difficulty of promptly finding qualified replacement personnel. Although we have employment agreements with certain of our executive officers, there is no guarantee that these officers and other key personnel will remain employed with the Company.

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

The financial services market is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. These trends were accelerated by the COVID-19 pandemic, increasing demand for mobile banking solutions. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to keep pace with the technological changes and to use technology to satisfy and grow customer demand for our products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area. We expect that we will need to make substantial investments in our technology and information systems to compete effectively and to stay current with technological changes. Many of our larger competitors have substantially greater resources to invest in technological improvements and have invested significantly more than us in technological improvements. As a result, they may be able to invest more heavily in developing and adopting new technologies, and offer additional or more convenient products compared to those that we will be able to provide, which would put us at a competitive disadvantage. Accordingly, we may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers, which could impair our growth and profitability. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and the failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition and results of operations.

System failure or breaches of our network security, or the security of our data processing subsidiary, including as a result of cyberattacks or data security breaches, could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to hardware and cyber security issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure, natural disasters such as earthquakes, tornadoes and hurricanes, or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal or external sources, including our third-party vendors and cyber criminals. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our internet banking activities, against damage from physical break-ins, cyber security breaches and other disruptive problems caused by the internet or other users. Such computer break-ins, breaches and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit the use of our internet banking services by current and potential customers, any of which may result in a material adverse impact on our financial condition, results of operations or the market price of our common stock. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

We are under continuous threat of loss due to hacking and cyberattacks especially as we continue to expand client capabilities to utilize internet and other remote channels to transact business. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

To date, none of foregoing types of attacks have had a material effect on our business or operations and we maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. However, no assurances can be provided that we may not suffer from such an attack in the future that may cause us material harm, especially in light of the risks being posed by changing technologies as well as criminal intent on committing cyber-crime.

Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

We depend to a significant extent on a number of relationships with third-party service providers. Specifically, we receive core systems processing, essential web hosting, deposit processing and other processing services from third-party service providers. If these third-party service providers experience financial, operational, or technological difficulties or terminate their services and we are unable to replace them with other suitable service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace our service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, client or employee fraud and data processing system failures and errors.

Employee errors and employee and client misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our clients or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence. We maintain a system of internal controls and insurance coverage to mitigate against operational risks. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

In addition, we rely heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans we will originate, as well as the terms of those loans. If any of the information upon which we rely is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to asset funding, the value of the asset may be significantly lower than expected, or we may fund a loan that we would not have funded or on terms we would not have extended.

Our accounting estimates and risk management processes rely on analytical and forecasting models.

Processes that management uses to estimate our probable incurred credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models that management uses for interest rate risk and asset liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models that management uses for determining our probable credit losses are inadequate, the allowance for loan losses may not be sufficient to support future charge offs. If the models that management uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in management’s analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

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

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business and stock price.

Management regularly monitors, reviews and updates our disclosure controls and procedures, including our internal control over financial reporting. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable assurances that the controls will be effective. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition. Failure to achieve and maintain an effective internal control environment could prevent us from accurately reporting our financial results, preventing or detecting fraud or providing timely and reliable financial information pursuant to our reporting obligations, which could result in a material weakness in our internal controls over financial reporting and the restatement of previously filed financial statements and could have a material adverse effect on our business, financial condition and results of operations. Further, ineffective internal controls could cause our investors to lose confidence in our financial information, which could affect the trading price of our common stock.

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

Interest rates on our outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses, and the value of those financial instruments.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The ICE Benchmark Administration (IBA), the administrator of LIBOR, announced on November 30, 2020, that it would cease publishing the one-week and two-month LIBOR rates on December 31, 2021, but would continue publishing the one-, three-, six-, and twelve-month LIBOR rates until June 30, 2023. Regardless, the federal banking agencies also issued guidance on November 30, 2020, encouraging banks to: (i) stop using LIBOR in new financial contracts no later than December 31, 2021; and (ii) either use a rate other than LIBOR or include clear language defining the alternative rate that will be applicable after LIBOR’s discontinuation. To address the problem created by legacy financial contracts that incorporate LIBOR as their reference interest rate, but extend beyond the date after which LIBOR will be published, on March 15, 2022, Congress enacted the LIBOR Act. On December 16, 2022, the Federal Reserve adopted a final rule implementing the LIBOR Act by adopting benchmark rates based on the Secured Overnight Financing Rate (“SOFR”) that will replace LIBOR in certain financial contracts after June 30, 2023.

The Company has a number of existing loans, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk. Since alternative reference rates are calculated differently than LIBOR, payments under contracts referencing new alternative reference rates will differ from those referencing LIBOR. The transition has changed and will continue to change, the Company’s market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. The Company cannot predict what the ultimate impact of the transition from LIBOR will be; however, failure to adequately manage the transition could have a material adverse effect on the Company’s business, financial condition, results of operations and reputation with its customers.

The ongoing COVID-19 pandemic and resulting adverse economic conditions have adversely impacted, and could continue to adversely impact, our business and results.

While the level of disruption caused by, and the economic impact of, COVID-19 subsided in 2022, the extent and duration to which the continuing COVID-19 pandemic will impact our business in the future is unknown and will depend on future developments, which are highly uncertain and outside our control. These developments include the duration and severity of the pandemic (including the possibility of further surges of new or existing COVID-19 variants of concern), supply chain disruptions, decreased demand for our products and services or those of our borrowers, which could increase our credit risk, rising inflation, our ability to maintain sufficient qualified personnel due to labor shortages, talent attrition, employee illness, willingness to return to work, and the actions taken by governments, businesses and individuals to contain the impact of COVID-19, as well as further actions taken by governmental authorities to limit the resulting economic impact. It is also possible that the pandemic and its aftermath will lead to a prolonged economic slowdown in sectors disproportionately affected by the pandemic or recession in the U.S. economy or the world economy in general.

The costs and effects of litigation, investigations or similar matters involving us or other financial institutions or counterparties, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.

We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. It is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. Our insurance may not cover all claims that may be asserted against us and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage or to the extent that we incur civil money penalties that are not covered by insurance, they could have a material adverse effect on our business, financial condition and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all. Finally, in recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We could become subject to claims based on this or other evolving legal theories in the future.

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

The Federal Reserve has implemented significant monetary policies and economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve, over which the Company has no control and which the Company may not be able to adequately anticipate.

In recent years, the Federal Reserve implemented a series of accommodative domestic monetary initiatives. Several of these have emphasized so-called quantitative easing strategies and decreases to the Federal funds target rate. The Federal Reserve reduced rates five times during 2019 through 2021. However, in response to the significant increase in the domestic inflation rate in the U.S, the Federal Reserve increased the federal funds target rate seven times in 2022 for a total increase of 4.25%, and indicated additional increases would be forthcoming in 2023. Also, during 2022, the Federal reserve has implemented quantitative tightening. Further rate changes reportedly are dependent on the Federal Reserve’s assessment of economic data as it becomes available. The Company cannot predict the nature or timing of future changes in monetary, economic, or other policies or the effect that they may have on the Company's business activities, financial condition and results of operations.

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

Our deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings.

The FDIC insures deposits at FDIC-insured depository institutions, such as the Bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities or otherwise negatively impact our operations.

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

Our stock price may be volatile.

The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control, including rising interest rates and the impact of inflation. In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management which could materially adversely affect our business, financial condition or results of operations.

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

Additionally, investors and shareholder advocates are placing ever increasing emphasis on how corporations address ESG issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. We may incur meaningful costs with respect to our ESG efforts and if such efforts are negatively perceived, our reputation and stock price may suffer. In addition, ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.

Our dividend policy may change, and consequently, your only opportunity to achieve a return on your investment may be if the price of our common stock appreciates.

We have historically paid quarterly dividends to our shareholders. However, we have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability and requirements, projected liquidity needs, financial condition, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to our shareholders.
We are a separate and distinct legal entity from our subsidiary, the Bank. We receive substantially all of our revenue from dividends from the Bank, which we use as the principal source of funds to pay our expenses. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us. Such limits are also tied to the earnings of our subsidiary. If the Bank does not receive regulatory approval or if the Bank’s earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, our ability to pay our expenses and our business, financial condition or results of operations could be materially and adversely impacted.

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

We are generally not restricted from issuing additional shares of our common stock up to the authorized number of shares set forth in our charter. We may issue additional shares of our common stock or securities convertible into our common stock in the future pursuant to current or future employee stock option plans, employee stock grants, upon exercise of warrants or in connection with future acquisitions or financings. We cannot predict the size of any such future issuances or the effect, if any, that any such future issuances will have on the trading price of our common stock. Any such future issuances of shares of our common stock or securities convertible into common stock may have a dilutive effect on the holders of our common stock and could have a material negative effect on the trading price of our common stock.

In addition, we may sell additional shares of our common stock in public offerings, and issue additional shares of common stock or convertible securities to finance future acquisitions. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares that may be issued in connection with acquisitions), or the perception that such issuance could occur, may adversely affect prevailing market prices for our common stock.

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

Item 1B

Unresolved Staff Comments

None.

Item 2

Properties

The principal properties of the Company consist of the properties of the Bank. The Company's headquarters is located at 115 South Grant Street, Fitzgerald, Georgia 31750. The Bank currently operates thirty-four domestic banking offices and three corporate operations offices in Georgia. The Bank owns all of the banking offices occupied except for nine which are leased. In addition, the Company owns the corporate operation offices located in Fitzgerald, Georgia and Warner Robins Georgia. We believe that our banking offices are in good condition and are suitable and adequate to our needs.

Item 3

Legal Proceedings

The Company and its subsidiary may become parties to various legal proceedings arising from the normal course of business. As of December 31, 2022, there are no material pending legal proceedings to which Colony or its subsidiary are a party or of which any of its or its subsidiaries' assets or properties are subject. However, one or more unfavorable outcomes in any legal action against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.

Item 4

Mine Safety Disclosures

Not applicable.
Part II

Item 5

Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information and Holders of Record

Since April 2, 1998, Colony Bankcorp, Inc.'s common stock has been quoted on the NASDAQ Global Market under the symbol “CBAN.” Prior to this date, there was no public market for the common stock of the Company.

As of March 14, 2023, there were 17,593,879 shares of our common stock outstanding held by 1,002 holders of record.

Dividends

During 2022, the Company paid $7.2 million in cash dividends on its common stock. During 2021, the Company paid $4.5 million in cash dividends on its common stock. We have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

As a Georgia corporation, the Company is subject to certain restrictions on dividends under the Georgia Business Corporation Code. We are also subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. See “Item 1 – Business – Supervision and Regulation – Regulation of the Company – Payment of Dividends.”

Issuer Purchase of Equity Securities

On October 20, 2022, the Board of Directors of the Company authorized a stock buyback program, under which the Company may repurchase up to $12 million of its outstanding common stock. The buyback program began on October 20, 2022 and is intended to expire at the end of 2023.

The repurchases were made in compliance with all SEC rules, including Rule 10b-18, and other legal requirements and may be made in part under Rule 10b5-1 plans, which permits share repurchases when the Company might otherwise be precluded from doing so. Repurchases can be made from time-to-time in the open market or through privately negotiated transactions depending on market and/or other conditions. The repurchase program may be modified, suspended or discontinued at any time.

The table below sets forth information regarding repurchases of our common stock during the fourth quarter of 2022.

(dollars in thousands, except per share data)	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 to October 31, 2022	—		$—	—	$—
November 1, 2022 to November 30, 2022	—		—	—	—
December 1, 2022 to December 31, 2022	40,000		13.50	40,000	11,460
Total	40,000	$40	$13.50	40,000	$11,460

Securities Authorized for Issuance Under Equity Compensation Plans

See the information included under Part III, Item 12, which is incorporated in response to this item by reference, for information with respect to shares of common stock that are authorized for issuance under the Company's equity compensation plans as of December 31, 2022.

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the equity securities of companies included in the NASDAQ Composite Index and the SNL Southeast Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2017 through December 31, 2022, and assumes the reinvestment of dividends, if any. The performance graph represents past performance and should not be considered to be an indication of future performance.

Colony Bankcorp, Inc.

Total Return Performance
Colony Bankcorp, Inc.
NASDAQ Composite Index
SNL Southeast Bank Index
Index Value
300
250
200
150
100
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Colony Bankcorp, Inc.	100.00	101.22	116.53	106.87	127.68	97.63
NASDAQ Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
S&P U.S. BMI Banks - Southeast Region Index	100.00	82.62	116.45	104.41	149.13	121.30
Source: S&P Global Market Intelligence

Item 6

Reserved.

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and, assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors,” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected in the forward-looking statements. We assume no obligation to update any of these forward-looking statements.

The Company

Colony Bankcorp, Inc. is a bank holding company headquartered in Fitzgerald, Georgia that provides, through its wholly-owned subsidiary Colony Bank (collectively referred to as the Company), a broad array of products and services throughout central, south and coastal Georgia markets. The Company offers commercial, consumer and mortgage banking services.

Recent Developments

The Company paid dividends to its shareholders throughout 2022 and 2021 on a quarterly basis. In 2022, we had a quarterly dividend of $0.1075 per share of common stock and in 2021, we had a quarterly dividend of $0.1025 per share of common stock.

On February 10, 2022, the Company completed a public offering of 3,848,485 shares of its common stock at a public offering price of $16.50 per share, with aggregate proceeds of approximately $63.5 million.

On May 20, 2022, the Company completed a private placement of $40 million in fixed-to-floating rate subordinated notes due 2032 (the “Notes”). The Notes will bear a fixed rate of 5.25% for the first five years and will reset quarterly thereafter to then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 265 basis points for the five-year floating term. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after May 20, 2027, or at any time, in whole but not in part, upon certain other specified event. At December 31, 2022, $39.1 million of Notes, net of debt issuance costs were outstanding.
On October 20, 2022, the Board of Directors of the Company authorized a stock buyback program, under which the Company may repurchase up to $12 million of its outstanding common stock. Repurchases under this program may be made from time to time through open market purchases, privately negotiated transactions or such other manners as will comply with applicable laws and regulations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The buyback program does not obligate the Company to purchase any particular number of shares and there is no guarantee as to the exact number of shares that will be repurchased by the Company. The buyback program is intended to expire at the end of 2023 but may be suspended, modified or terminated by the Company at any time and for any reason, without prior notice. As of December 31, 2022, 40,000 shares had been repurchased at a price of $13.50, leaving $11.5 million available for future repurchases.

Reconciliation and Management Explanation of Non-GAAP Financial Measures

Our accounting and reporting policies conform to generally accepted accounting principles (GAAP) in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the fully-taxable equivalent measures: tax-equivalent net interest income, tax-equivalent net interest margin and tax-equivalent net interest spread, which include the effects of taxable-equivalent adjustments using a federal income tax rate of 14% and 19% to increase tax-exempt interest income to a tax-equivalent basis for the year ended December 31, 2022 and 2021, respectively.  Tax-equivalent adjustments are reported in Notes 1 and 2 to the Average Balances with Average Yields and Rates table under Rate/Volume Analysis. Management believes that non-GAAP financial measures provide additional useful information that allows investors to evaluate the ongoing performance of the company and provide meaningful comparisons to its peers. Management believes these non-GAAP financial measures also enhance investors' ability to compare period-to-period financial results and allow investors and company management to view our operating results excluding the impact of items that are not reflective of the underlying operating performance.

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

A reconciliation of these performance measures to GAAP performance measures is included in the tables below.

Non-GAAP Performance Measures Reconciliation

	Years Ended December 31,
	2022	2021
(dollars in thousands, except per share data)
Operating noninterest expense reconciliation
Operating net income reconciliation
Net income (GAAP)	$19,542	$18,659
Acquisition-related expenses	142	4,617
Severance Costs	1,346	90
FHLB mark from called borrowings	751	—
Income tax benefit of expenses	(298)	(874)
Operating net income	$21,483	$22,492
Weighted average diluted shares	17,191,079	11,254,130
Adjusted earnings per diluted share	$1.25	$2.00

Tangible book value per common share reconciliation
Book value per common share (GAAP)	$13.08	$15.92
Effect of goodwill and other intangibles	(3.10)	(4.41)
Tangible book value per common share	$9.98	$11.51

Tangible equity to tangible assets reconciliation
Equity to assets (GAAP)	7.84%	8.09%
Effect of goodwill and other intangibles	(1.74)%	(2.11)%
Tangible equity to tangible assets	6.10%	5.98%

Operating efficiency ratio calculation
Efficiency ratio (GAAP)	77.34%	76.72%
Severance Costs	(1.16)	—
Acquisition-related expenses	(0.12)	(4.51)
Writedown of bank premises	—	(0.09)
FHLB mark from called borrowings	(0.65)	—
Operating efficiency ratio	75.40%	72.13%

Pre-provision net revenue
Net interest income before provision for credit losses	$80,625	$66,189
Noninterest income	35,072	36,290
	115,697	102,479

Noninterest expense	89,475	78,625
Pre-provision net revenue	$26,222	$23,854

Critical Accounting Policies and Estimates

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

Overview

The following discussion and analysis present the more significant factors affecting the Company’s financial condition as of December 31, 2022 and 2021 and results of operations for each of the two year-periods ended December 31, 2022. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 14% federal tax rate for 2022 and a 19% federal rate for 2021, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average interest-earning assets. Net income available to common shareholders totaled $19.5 million, or $1.14 per diluted shares in 2022, compared to $18.7 million, or $1.66 per diluted shares in 2021.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 63.7% of total revenue during 2022 and 61.9% of total revenue during 2021.

Net interest margin is the taxable-equivalent net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 7.50% as of December 31, 2022 and 3.25% as of December 31, 2021. The Federal Reserve Board sets general market rates of interest, including the deposit and loan rates offered by many financial institutions. During 2022, the prime interest rate increased 4.25%.  During 2021, the prime interest rate remained the same.

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

	Changes from 2021 to 2022 (a)
(dollars in thousands)	Volume	Rate	Total
Interest income
Loans, net of unearned fees	$16,231	$(5,755)	$10,476
Investment securities, taxable	4,661	3,950	8,611
Investment securities, exempt	1,033	53	1,086
Interest-bearing deposits	(101)	774	673
Total interest income	21,824	(978)	20,846

Interest expense
Interest-Bearing Demand and Savings Deposits	329	1,789	2,118
Time Deposits	407	750	1,157
Federal funds purchased	—	54	54
FHLB Advances	729	1,144	1,873
Paycheck Protection Program Liquidity Facility ("PPPLF")	(93)	—	(93)
Other Borrowings	626	733	1,359
Total interest expense	1,998	4,470	6,468

Net interest income	$19,826	$(5,448)	$14,378

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

The Company maintains about 11.66% of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while approximately half of its other loans mature within 5 years. The liabilities to fund assets are primarily in non-maturing core deposits and short-term certificates of deposit that mature within one year. During 2022, Federal Reserve rates increased 425 basis points. The Federal Reserve rates remained the same in 2021. We have seen the net interest margin decrease to 3.20% for 2022, compared to 3.39% for 2021 primarily due to increased deposit rates along with an increase in borrowings.

Taxable-equivalent net interest income for 2022 increased by $14.4 million or 21.6%, compared to 2021, due to increases in loan volume and purchases of investment securities, offset by increases in deposit rates and increases in borrowings to fund loan growth. The average volume of interest-earning assets during 2022 increased $568.8 million compared to 2021, primarily related to increases in loans and securities.. The total yield on interest-earning assets remained consistent year over year with decreases in loans related to fees recognized on PPP loans in 2021 which was offset with increases in the investment portfolio during 2022.

The average volume of loans increased $318.9 million in 2022 compared to 2021, which primarily reflects organic loan growth. The average yield on loans decreased by 38 basis points in 2022 compared to 2021, primarily due to the decrease of $4.9 million in PPP loan fees. The average volume of interest-bearing deposits increased $438.1 million in 2022 compared to 2021. Average savings and interest-bearing demand deposits increased $365.4 million and average time deposits increased $72.7 million in 2022 compared to 2021.

Accordingly, the ratio of average interest-bearing deposits to total average deposits was 76.23% in 2022 and 75.32% in 2021. For 2022, this deposit mix, combined with an increase in interest rates, had the effect of increasing the average cost of total deposits by 13 basis points in 2022 compared to 2021. The Company used borrowings to fund loan growth during 2022. The funds borrowed in 2022 were at higher interest rates and were a contributing factor in the increase of 26 basis points in total other interest-bearing liabilities in 2022 compared to 2021.

The Company’s net interest spread, which represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities, decreased to 3.07% in 2022 from 3.32% in 2021 and was also a result of deposit rate increases and an increase in borrowings, along with the decrease in loan yields due to the PPP loan fee decrease noted above. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in "Market Risk and Interest Rate Sensitivity" included elsewhere in this report.

AVERAGE BALANCE SHEETS

	2022			2021
	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Loans, net of unearned fees (1)	$1,505,792	$70,856	4.71%	$1,186,919	$60,380	5.09%
Investment securities, taxable	820,356	17,954	2.19	547,793	9,343	1.71
Investment securities, exempt (2)	116,154	2,247	1.93	61,476	1,161	1.89
Deposits in banks and short term investments	91,825	887	0.97	169,188	214	0.13
Total interest-earning assets	2,534,127	91,944	3.63%	1,965,376	71,098	3.62%
Total noninterest-earning assets	215,723			135,916
Total assets	$2,749,850			$2,101,292

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$1,439,234	3,047	0.21%	$1,073,824	929	0.09%
Time deposits	370,375	2,829	0.76	297,704	1,672	0.56
Total interest-bearing deposits	1,809,609	5,876	0.32	1,371,528	2,601	0.19
Federal funds purchased	2,835	54	1.89	—	—	—
FHLB advances (3)	71,690	2,564	3.58	34,849	691	1.98
Paycheck Protection Program Liquidity Facility	—	—	—	25,546	93	0.36
Other borrowings	52,872	2,371	4.48	32,686	1,012	3.10
Total other interest-bearing liabilities	127,397	4,989	3.92	93,081	1,796	1.93
Total interest-bearing liabilities	1,937,006	10,865	0.56%	1,464,609	4,397	0.30%
Noninterest-bearing demand deposits	564,322			449,445
Other liabilities	12,173			11,195
Stockholders' equity	236,349			176,043
Total liabilities and stockholders' equity	$2,749,850			$2,101,292
Interest rate spread			3.07%			3.32%
Net interest income		$81,079			$66,701
Net interest margin			3.20%			3.39%

(1)The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable-equivalent adjustments totaling $139,000 and $268,000 for the year ended December 31, 2022 and 2021, respectively, are included in income and fees on loans. Accretion income of $590,000 and $470,000 for the year ended December 31, 2022 and 2021are also included in income and fees on loans.
(2)Taxable-equivalent adjustments totaling $315,000 and $244,000 for the year ended December 31, 2022 and 2021, respectively, are included in tax-exempt interest on investment securities.
(3)Federal Home Loan Bank advances interest expense includes $751,000 for the year ended December 31, 2022 and is the recognized mark on two advances that were acquired in the SouthCrest Financial Group, Inc. acquisition that were called early.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $3.4 million in 2022 compared to $700,000 in 2021. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses. The increase in provision for loan losses for the year ended December 31, 2022 compared to 2021 is largely due to the loan growth the Bank experienced during 2022. See the sections captioned “Loans" and "Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses. Net charge-offs for the year ended December 31, 2022 were $152,000 compared to net recoveries of $83,000 for the same period in 2021. As of December 31, 2022, Colony’s allowance for loan losses was $16.1 million, or 0.93% of total loans, compared to $12.9 million, or 0.96% of total loans, at December 31, 2021. At December 31, 2022 and 2021, nonperforming assets were $6.4 million and $5.8 million, or 0.22% and 0.21% of total assets, respectively, with asset quality remaining stable period over period.

Noninterest Income

The components of noninterest income were as follows:

			$	%
(dollars in thousands)	2022	2021	Variance	Variance
Service charges on deposit accounts	$7,875	$6,213	$1,662	26.76%
Mortgage fee income	8,550	13,213	(4,663)	(35.29)
Gain on sales of SBA loans	6,216	7,547	(1,331)	(17.64)
Gain (loss) on sales of securities	(82)	(87)	5	(5.80)
Interchange fees	8,381	6,929	1,452	20.95
BOLI income	1,313	1,041	272	26.09
Other	2,819	1,434	1,385	96.62
Total	$35,072	$36,290	$(1,218)	(3.36)%

Noninterest income decreased $1.2 million, or 3.36% from 2021. The Company saw decreases in mortgage fee income and gain on sale of SBA loans, offset by increases in interchange fees, and service charges on deposit accounts. The decrease in mortgage fee income was a result of adjustable rate portfolio loan products becoming more attractive as mortgage rates began to rise. As our production efforts shifted more toward this adjustable rate portfolio, our secondary market production and thus the gain on sales of SBA loans also decreased. The increase in mortgage rates was partially attributable to the 425 basis point increase in the national federal funds rate during 2022. The increase of $1.5 million in interchange fees was primarily a result of the continued success with both the MasterCard and Discover card programs. The increase of $1.7 million in service charges on deposit accounts can be attributed to our strong retail banking center footprint and our ability to continue to grow core deposits coupled with a reduction in NSF fee refunds.

Noninterest Expense

The components of noninterest expense were as follows:

			$	%
(dollars in thousands)	2022	2021	Variance	Variance
Salaries and employee benefits	$52,809	$45,596	$7,213	15.82%
Occupancy and equipment	6,534	6,149	385	6.27
Acquisition related expenses	142	4,617	(4,475)	(96.92)
Information technology	9,947	7,673	2,274	29.64
Professional Fees	3,432	2,750	682	24.80
Advertising and public relations	3,664	2,705	959	35.47
Communications	1,602	1,373	229	16.69
Writedown of building	—	90	(90)	(100.00)
Other	11,345	7,672	3,673	47.88
Total	$89,475	$78,625	$10,850	13.80%

Increases in salaries and employee benefits, information technology expenses and other expenses accounted for the majority of the increase in noninterest expense, offset by a decrease in acquisition related expenses. The increase in salaries and employee benefits of $7.2 million in 2022 was primarily attributable to the salary and employee expenses from the additional employees from the SouthCrest Financial Group, Inc. and insurance acquisitions completed in the last half of 2021, as well as an increase in restricted stock expense related to restricted stock awards issued to employees. The expense is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period. Information technology expenses increased $2.3 million primarily due to the Company's additional processing needs from growth, as well as implementation of new software. Other noninterest expense increased due to increases in FDIC insurance premiums, amortization of expense of intangibles and servicing rights valuations and a donation related to a $500,000 contribution to a Georgia tax credit program with local hospitals. These increases were partially offset by a decrease in acquisition related expenses of $4.5 million from expenses incurred with the acquisition of SouthCrest Financial Group, Inc. and insurance acquisitions that occurred in 2021.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $2.7 billion in 2022 compared to $2.1 billion in 2021.

(dollars in thousands)	2022		2021
Sources of Funds:
Noninterest-bearing deposits	$564,322	20.52%	$449,445	21.39%
Interest-bearing deposits	1,809,609	65.81%	1,371,528	65.27
FHLB advances	71,690	2.61%	34,849	1.66
Federal funds purchased	2,835	0.10%	—	0.00%
PPPLF	—	—%	25,546	1.22
Other borrowings	52,872	1.92%	32,685	1.56
Other noninterest-bearing liabilities	12,173	0.44%	11,196	0.53
Equity capital	236,349	8.60%	176,043	8.37
Total	$2,749,850	100.00%	$2,101,292	100.00%

Uses of Funds:
Loans held for sale and loans	$1,505,792	54.76%	$1,186,919	56.49%
Investment securities	936,510	34.06%	609,269	28.99
Deposits in banks and short term investments	91,825	3.34%	169,188	8.05
Other noninterest-bearing assets	215,723	7.84%	135,916	6.47
Total	$2,749,850	100.00%	$2,101,292	100.00%

Deposits continue to be the Company’s primary source of funding. Over the comparable periods, interest-bearing deposits continues to be the largest component of the Company's mix of deposits. Average interest-bearing deposits totaled 76.2% in 2022 compared to 75.3% of total average deposits in 2021.

The Company primarily invests funds in loans and securities. Loans continue to be the largest component of the Company’s mix of invested assets.

Loans

The following table presents the composition of the Company’s loan portfolio as of December 31 for the past five years.

(dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018
Construction, land & land development	$229,435	$165,446	$121,093	$96,097	$60,310
Other commercial real estate	975,447	787,392	520,391	540,239	435,961
Total commercial real estate	1,204,882	952,838	641,484	636,336	496,271
Residential real estate	290,054	212,527	183,021	194,796	187,592
Commercial, financial & agricultural	223,923	154,048	213,380	114,360	74,166
Consumer & other	18,247	18,564	21,618	23,322	23,497
Total loans, net of unearned fees	1,737,106	1,337,977	1,059,503	968,814	781,526
Allowance for loan losses	(16,128)	(12,910)	(12,127)	(6,863)	(7,277)
Loans, net	$1,720,978	$1,325,067	$1,047,376	$961,951	$774,249

Maturity and Repricing Opportunity

The following table presents total loans as of December 31, 2022 according to maturity distribution and/or repricing opportunity on adjustable rate loans.

(dollars in thousands)	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
Construction, land & land development	$112,010	$51,254	$43,165	$23,006	$229,435
Other commercial real estate	80,789	381,248	466,351	47,059	975,447
Total commercial real estate	192,799	432,502	509,516	70,065	1,204,882
Residential real estate	36,909	78,586	114,471	60,088	290,054
Commercial, financial & agricultural	51,680	115,116	50,449	6,678	223,923
Consumer & other	4,336	12,537	1,374	—	18,247
Total loans, net of unearned fees	285,724	638,741	675,810	136,831	1,737,106

Overview. Loans totaled $1.7 billion at December 31, 2022, up 29.8% from $1.3 billion at December 31, 2021. The majority of the Company’s loan portfolio is comprised of real estate loans. Commercial and residential real estate which is primarily 1-4 family residential properties, nonfarm nonresidential properties and real estate construction loans made up 86.1% and 87.1% of total loans at December 31, 2022 and December 31, 2021, respectively. Commercial, financial and agriculture loans represents 12.9% of the loans at December 31, 2022, up from 11.5% at December 31, 2021 despite the decrease in PPP loan balances from $9.0 million at December 31, 2021 to $95,000 at December 31, 2022.

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

The Company utilizes an independent third-party company for loan review and validation of the credit risk program on an ongoing quarterly basis. Results of these reviews are presented to management and the audit committee. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Commercial, financial and agricultural. Commercial, financial and agricultural loans at December 31, 2022 increased by $69.9 million, or 45.4% to $223.9 million from December 31, 2021 at $154.0 million. This increase was related to organic growth of commercial and industrial loans. The Company’s commercial, financial and agricultural loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. These agricultural lines typically reduce in size at year end as crops are sold. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Construction, land and land development.  Construction, land and land development loans increased by $64.0 million, or 38.7%, at December 31, 2022 to $229.4 million from $165.4 million at December 31, 2021. This increase was primarily attributable to organic growth of consumer residential construction loans.

Other commercial real estate. Other commercial real estate loans increased by $188.1 million, or 23.9%, at December 31, 2022 to $975.4 million from $787.4 million at December 31, 2021. This increase was primarily attributable to similar levels of organic growth in both owner occupied and non-owner occupied commercial real estate.
Residential Real Estate Loans. Residential real estate loans increased by $77.5 million or 36.5%, at December 31, 2022 to $290.1 million from $212.5 million at December 31, 2021. This increase was attributable to growth of portfolio 1-4 family residential real estate loans. Residential real estate loans consist of revolving, open-end and closed-end loans as well as those secured by closed-end first and junior liens.
Consumer and other. Consumer and other loans include loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer and other loans at December 31, 2022 decreased $317,000 or 1.7% to $18.2 million from $18.6 million at December 31, 2021. This decrease was primarily attributable to payoffs and amortization of the portfolio.

Industry concentrations. As of December 31, 2022 and December 31, 2021, there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business. The Company has established industry-specific guidelines with respect to maximum loans permitted for each industry with which the Company does business.

Collateral concentrations. Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At December 31, 2022, approximately 86.1% of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis. In recent years, we have seen real estate values stabilizing in our markets. The stabilization of rates has resulted in a decrease in the number of loans being classified as impaired over the past several years.

Large credit relationships. The Company currently operates 34 branches in north, central, south and coastal Georgia and includes metropolitan markets in Forsyth, Fulton, Fayette, Dougherty, Lowndes, Houston, Chatham and Muscogee counties. As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business. The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million. In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Executive Loan Committee and Director Loan Committee must approve all new and renewed credit facilities which are part of large credit relationships. At December 31, 2022, our largest 20 relationships consisted of loans and loan commitments, where the total committed balance was $327.2 million with $227.2 million outstanding. At December 31, 2021, our largest 20 relationships had total committed balance of $203.6 million with $160.6 million outstanding.

Maturities and sensitivities of loans to changes in interest rates. The following table presents the maturity distribution of the Company’s loans at December 31, 2022. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

(dollars in thousands)	Due in One Year or Less	After One, but within Five Years	After Five Years, but within Fifteen Years	After Fifteen Years	Total
Loans with fixed interest rates:
Construction, land & land development	$104,164	$50,117	$29,597	$23,006	$206,884
Other commercial real estate	59,734	354,610	464,102	47,059	925,505
Total commercial real estate	163,898	404,727	493,699	70,065	1,132,389
Residential real estate	9,332	52,745	66,830	60,063	188,970
Commercial, financial & agricultural	36,999	101,124	50,449	6,678	195,250
Consumer & other	4,025	12,480	1,374	—	17,879
Total loans with fixed interest rates, net of unearned fees	214,254	571,076	612,352	136,806	1,534,488

Loans with floating interest rates:
Construction, land & land development	7,846	1,137	13,568	—	22,551
Other commercial real estate	21,055	26,638	2,249	—	49,942
Total commercial real estate	28,901	27,775	15,817	—	72,493
Residential real estate	27,577	25,841	47,641	25	101,084
Commercial, financial & agricultural	14,681	13,992	—	—	28,673
Consumer & other	311	57	—	—	368
Total loans with floating interest rates, net of unearned fees	71,470	67,665	63,458	25	202,618

Total loans, net of unearned fees	$285,724	$638,741	$675,810	$136,831	$1,737,106

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

Nonperforming Assets and Potential Problem Loans

Asset quality experienced some recovery during the year ended December 31, 2022, as the level of disruption caused by the economic impact of COVID-19 subsided in 2022, and nonperforming loans to total loans remained stable and levels of criticized and classified loans decreased. Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned ("OREO"). Nonaccrual loans totaled $5.7 million at December 31, 2022, an increase of $257,000, or 4.7%, from $5.4 million at December 31, 2021. There were no loans contractually past due 90 days or more and still accruing for either period presented. At December 31, 2022, OREO totaled $651,000, an increase of $370,000, or 131.7%, compared with $281,000 at December 31, 2021. The change in OREO is a combination of a donation of a property worth $35,000 and an asset addition of $405,000. At the end of the year ended December 31, 2022, total nonperforming assets as a percentage of total assets increased to 0.22% compared with 0.21% at December 31, 2021.

Year-end nonperforming assets and accruing past due loans were as follows:

(dollars in thousands)	2022	2021	2020
Loans accounted for on nonaccrual	$5,706	$5,449	$9,128
Loans accruing past due 90 days or more	—	—	—
Other real estate foreclosed	651	281	1,006
Repossessed assets	—	49	30
Total nonperforming assets	$6,357	$5,779	$10,164

Nonperforming loans by segment
Construction, land & land development	$149	$31	$197
Commercial real estate	1,509	837	4,613
Residential real estate	2,686	3,839	2,958
Commercial, financial & agricultural	1,341	708	1,065
Consumer & other	21	34	295
Total nonperforming loans	$5,706	$5,449	$9,128

Nonperforming assets as a percentage of:
Total loans, other real estate and foreclosed assets	0.37%	0.43%	0.96%
Total assets	0.22%	0.21%	0.58%
Nonperforming loans as a percentage of:
Total loans	0.33%	0.41%	0.86%

Supplemental data:
Trouble debt restructured loans in compliance with modified terms (1)	$7,378	$7,326	$12,320
Trouble debt restructured loans
Past due 30-89 days (1)	—	—	273
Accruing past due loans:
30-89 days past due (1)	$1,793	$4,567	$3,092
90 or more days past due	—	—	—
Total accruing past due loans	$1,793	$4,567	$3,092

Allowance for loan losses	$16,128	$12,910	$12,127
Allowance for loan losses as a percentage of:
Total loans	0.93%	0.96%	1.14%
Nonperforming loans	282.65	236.92	132.85

(1) Loans granted payment deferrals related to the COVID-19 pandemic are not reported as past due or placed on nonaccrual status (provided the loans were not past due or on nonaccrual status prior to the deferral), and there were no loans under these terms deemed past due or nonaccrual as of December 31, 2021.

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, foreclosed real estate, repossessed assets and nonaccrual securities. Nonperforming assets at December 31, 2022 increased 10.0% from December 31, 2021, as a result of the small increase in nonaccrual loans and other real estate owned property.

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

The restructuring of a loan is considered a "troubled debt restructuring ("TDR")" if both (i) the borrower is experiencing financial difficulties, and (ii) the Company has granted the borrower a concession that we would not consider otherwise. At December 31, 2022, TDRs totaled $7.4 million, an increase from $7.3 million reported at December 31, 2021. At December 31, 2022 and 2021, all TDRs were performing according to their modified terms and were therefore not considered to be nonperforming assets.

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

The Company’s allowance for loan losses consists of specific valuation allowances established for probable losses on specific loans and historical valuation allowances for other loans with similar risk characteristics. The allowances established for probable losses on specific loans are the result of management’s quarterly review of substandard loans with an outstanding balance of $500,000 or more and impaired troubled debt restructured loans. This review process usually involves the Chief Credit Officer and Director of Credit Administration along with local lending officers reviewing the loans for impairment. Specific valuation allowances are determined after considering the borrower’s financial condition, collateral deficiencies, and economic conditions affecting the borrower’s industry, among other things. In the case of collateral dependent loans, collateral shortfall is most often based upon local market real estate value estimates. This review process is performed at the subsidiary bank level and is reviewed at the parent Company level.

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

	December 31,		December 31,		December 31,		December 31,		December 31,
(dollars in thousands)	2022		2021		2020		2019		2018
	Reserve	%(1)	Reserve	%(1)	Reserve	%(1)	Reserve	%(1)	Reserve	%(1)
Construction, land & land development	$1,959	13.2%	$1,127	12.4%	$1,013	11.4%	$215	9.9%	$131	7.7%
Commercial real estate	8,886	56.2	7,691	58.8	6,880	49.1	3,908	55.8	5,251	55.8
Residential real estate	2,354	16.7	1,805	15.9	2,278	17.3	980	20.1	1,181	24.0
Commercial, financial & agricultural	2,709	12.9	1,083	11.5	1,713	20.1	1,657	11.8	618	9.5
Consumer & other	220	1.1	1,204	1.4	243	2.0	103	2.4	96	3.0
	$16,128	100.1%	$12,910	100.0%	$12,127	99.9%	$6,863	100.0%	$7,277	100.1%
(1) Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

(dollars in thousands)	2022	2021	2020	2019	2018
Allowance for loan losses at beginning of year	$12,910	$12,127	$6,863	$7,277	$7,508
Charge-offs
Construction, land & land development	—	—	4	29	—
Commercial real estate	58	568	226	119	257
Residential real estate	48	3	206	758	162
Commercial, financial & agricultural	314	274	242	403	247
Consumer & other	60	68	1,103	784	299
Total charge-offs	$480	$913	$1,781	$2,093	$965
Recoveries
Construction, land & land development	25	466	45	82	155
Commercial real estate	85	118	153	218	52
Residential real estate	50	274	142	174	91
Commercial, financial & agricultural	139	91	43	36	161
Consumer & other	29	47	104	65	74
Total recoveries	328	996	487	575	533
Net (recoveries)/ charge-offs	152	(83)	1,294	1,518	432
Provision for loans losses	3,370	700	6,558	1,104	201
Allowance for loan losses at end of year	$16,128	$12,910	$12,127	$6,863	$7,277

Ratio of net (recoveries)/charge-offs to average loans	0.01%	(0.01)%	0.12%	0.11%	0.04%

The allowance for loan losses increased from $12.9 million or 0.96% of total loans at December 31, 2021 to $16.1 million, or 0.93% of total loans at December 31, 2022. Excluding outstanding PPP loans of $95,000 and $9.0 million as of December 31, 2022 and 2021, the allowance for loan losses as a percentage of total loans was 0.93% and 0.97%, respectively. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors.

The amount of provision expense recorded in each period is the amount required such that the total allowance for loan losses reflects the appropriate balance, in the estimation of management, sufficient to cover probable, inherent losses in the loan portfolio. The primary reason for the increase in allowance to loans as a percentage of loans and provision is primarily due to the Bank's strong loan growth.

Investment Portfolio

The following table presents carrying values of investment securities available-for-sale held by the Company as of December 31, 2022, 2021 and 2020.

(dollars in thousands)	2022	2021	2020
U.S. treasury securities	$1,622	$87,551	$245
U.S. agency	4,585	17,781	1,004
Asset backed securities	29,988	—	—
State, county and municipal securities	104,756	250,153	62,388
Corporate debt securities	49,585	48,408	4,250
Mortgage-backed securities	242,017	534,271	312,927
Total debt securities	$432,553	$938,164	$380,814

The following table presents investment securities held-to-maturity, carried at cost by the Company as of December 31, 2022, 2021 and 2020.

(dollars in thousands)	2022	2021	2020
U.S. treasury securities	$91,615	$—	$—
U.S. agency	16,409	—	—
State, county and municipal securities	136,138	—	—
Mortgage-backed securities	221,696	—	—
Total debt securities	$465,858	$—	$—

The following table represents expected maturities and weighted-average yields of investment securities held by the Company as of December 31, 2022 (mortgage-backed securities are based on the average life at the projected speed, while State and Political Subdivisions reflect anticipated calls being exercised).

			After 1 Year But		After 5 Years But
Available for Sale	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. treasury securities	$1,135	2.59%	$487	2.90%	$—	—%	$—	—%
U.S. agency	—	—	859	0.76	505	2.19	3,221	2.75
Asset backed securities	—	—	550	2.59	—	—	29,438	5.43
State, county and municipal securities	171	2.19	1,699	2.20	39,690	2.04	63,196	2.07
Corporate debt securities	—	—	9,276	3.40	36,698	4.24	3,611	8.61
Mortgage-backed securities	16,025	7.22	50,515	4.10	13,786	2.57	161,691	2.26
Total debt securities	$17,331	6.87%	$63,386	3.88%	$90,679	3.01%	$261,157	2.67%

			After 1 Year But		After 5 Years But
Held to Maturity	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. treasury securities	$—	—%	$72,558	1.05%	$19,057	1.12%	$—	—%
U.S. agency	—	—	6,748	1.13	9,661	1.46	—	—
State, county and municipal securities	—	—	—	—	50,257	2.29	85,881	2.27
Mortgage-backed securities	—	—	27,079	1.88	49,428	1.83	145,189	1.76
Total debt securities	$—	—%	$106,385	1.27%	$128,403	1.88%	$231,070	1.95%

Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. The Company had both held to maturity and available for sale securities in the investment portfolio at December 31, 2022.

At December 31, 2022, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the Company’s stockholders’ equity.

The average yield of the securities portfolio was 2.16% in 2022 and 1.72% in 2021. The increase in the average yield from 2021 to 2022 was primarily attributed to the purchase of new securities which have a higher yield.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 2022, 2021, and 2020.

	2022		2021		2020
(dollars in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-bearing demand deposits	$564,322	—	$449,445	—	$294,008	—
Interest-bearing demand and savings deposits	1,439,234	0.21%	1,073,824	0.09%	787,030	0.24%
Time deposits	370,375	0.76%	297,704	0.56%	305,374	1.22%
Total deposits	$2,373,931	0.25%	$1,820,973	0.14%	$1,386,412	0.40%

The following table presents the maturities of the Company’s time deposits as of December 31, 2022.

(dollars in thousands)	Time Deposits $250,000 or Greater	Time Deposits Less than $250,000	Total
Months to Maturity
3 months or less	$11,814	$63,479	$75,293
Over 3 months through 6 months	28,473	77,411	105,884
Over 6 months through 12 months	33,562	107,674	141,236
Over 12 months	40,931	110,196	151,127
	$114,780	$358,760	$473,540

Average deposits increased $553.0 million in 2022 compared to 2021. The increase in 2022 included $365.4 million or 34.0% in interest-bearing demand and savings deposits while, at the same time, noninterest bearing deposits increased $114.9 million, or 25.6% and time deposits increased $72.7 million, or 24.4%. The growth in our deposits is due primarily to the increase in rates the Company offers on its deposit products as well as the increase in brokered deposits. The increase in deposit rates is partially attributable to the 425 basis point increase in the national federal funds rate during 2022.

As of December 31, 2022 and 2021, $882.2 million and $809.1 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

The Company supplements deposit sources with brokered deposits. As of December 31, 2022, the Company had $50.8 million, or 2.04% of total deposits, in brokered certificates of deposit attracted by external third parties. Additional information is provided in the Notes to Consolidated Financial Statements for Deposits.

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

The following table summarizes commitments and contractual obligations outstanding at December 31, 2022.

(dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Borrowings	$203,352	$120,000	$—	$15,000	$68,352
Operating lease liabilities	1,895	460	795	568	72
Time Deposits	473,540	322,413	137,794	12,967	366
	$678,787	$442,873	$138,589	$28,535	$68,790

Other Commitments:
Loan commitments	$379,997	$156,854	$46,067	$26,074	$151,002
Standby letters of credit	3,333	3,019	314	—	—
	383,330	159,873	46,381	26,074	151,002
Total Contractual Obligations and Other Commitments	$1,062,117	$602,746	$184,970	$54,609	$219,792

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Loan commitments outstanding at December 31, 2022 are included in the preceding table.

Standby Letters of Credit. Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2022 are included in the preceding table.

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

At December 31, 2022, shareholders’ equity totaled $230.3 million compared to $217.7 million at December 31, 2021. In addition to net income of $19.5 million, other significant changes in shareholders’ equity during 2022 included $59.5 million issuance of common stock and $7.2 million of dividends declared on common stock. The accumulated other comprehensive loss component of stockholders’ equity totaled $66.4 million at December 31, 2022 compared to accumulated other comprehensive income of $6.2 million at December 31, 2021. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items.

Tier 1 capital consists of common stock and qualifying preferred securities less goodwill, intangibles and disallowed deferred tax assets. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25% of risk-weighted assets. The Company's Tier 2 capital consists of subordinated notes and the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of December 31, 2022 was 12.49% and total Tier 1 and 2 risk-based capital was 15.11%. Both of these measures compare favorably with the regulatory minimum of 6.0% for Tier 1 and 8% for total risk-based capital. The Company’s common equity Tier 1 ratio as of December 31, 2022 was 11.34%, which exceeds the regulatory minimum of 4.50%. The Company’s Tier 1 leverage ratio as of December 31, 2022 was 9.17%, which exceeds the required ratio standard of 4.0%.

For the year ended December 31, 2022, average capital was $236.3 million representing 8.6% of average assets for the year. This compares to average capital of $176.0 million, representing 8.4% of average assets for 2021.

For the years ended December 31, 2022 and 2021, the Company did not have any material commitments for capital expenditures.

The Company granted 139,720 and 187,600 restricted shares of common stock for the years ended December 31, 2022 and 2021, respectively . All restricted shares vest over a three year period.

A cash dividend of $7.2 million and $4.5 million was paid for the year ended December 31, 2022 and 2021, respectively.

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

Cash and cash equivalents at December 31, 2022 and 2021 were $80.7 million and $197.2 million, respectively. The decrease in cash and cash equivalents was primarily due to the loan growth, partially offset by fundings of the loan growth through deposits and borrowings. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs in these unsettled times without any material adverse impact on our operating results.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of December 31, 2022, the available-for-sale bond portfolio totaled $432.6 million. At December 31, 2021, the available for sale bond portfolio totaled $938.2 million. This decrease is primarily attributable to the transfer during 2022 of agency-issued securities from the available-for-sale to the held-to-maturity portfolio. These securities had a combined book value of approximately $511.0 million and a combined market value of approximately $477.0 million. Only marketable investment grade bonds are purchased. Although approximately 60.3% of the Bank’s bond portfolio is encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. Colony had ratios of loans to deposits of 69.7% as of December 31, 2022 and 56.3% as of December 31, 2021. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at December 31, 2022 and December 31, 2021 were 66.0% and 54.9%, respectively. Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the Banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At December 31, 2022 and December 31, 2021, the Bank had $114.8 million and $73.4 million, respectively, in certificates of deposit of $250,000 or more. These larger deposits represented 4.6% and 3.1% of total deposits as of December 31, 2022 and 2021, respectively. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

The Company supplemented deposit sources with brokered deposits. As of December 31, 2022, the Company had $50.8 million or 2.04% of total deposits in brokered deposits. Additional information is provided in the Notes to the Consolidated Financial Statements regarding these brokered deposits. Additionally, the Company uses external deposit listing services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. The deposits obtained from listing services are often referred to as wholesale or internet CDs.

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, Colony and its subsidiary have established multiple borrowing sources to augment their funds management. The Company has borrowing capacity through membership of the Federal Home Loan Bank program. The Bank has also established overnight borrowing for Federal Funds Purchased through various correspondent banks. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs in the future without any material adverse impact on operating results. At December 31, 2022 and 2021, we had $125.0 million and $51.7 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $574.9 million and $574.7 million of additional borrowing availability with the FHLB at December 31, 2022 and 2021, respectively.

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

Impact of Inflation and Changing Prices

The Company’s financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). GAAP presently requires the Company to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs, and the Company has experienced material effects of inflation during the last two fiscal years due to the government's monetary policies and the current economic climate. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things, as further discussed in the next section.

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

Colony has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve's targeted range of 4.25% and the prime rate of 7.50% at December 31, 2022. Colony has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points and a decline of 100 basis points to determine the sensitivity of net interest income for the next twelve months. As illustrated in the table below, the net interest income sensitivity model indicates that, compared with a net interest income forecast assuming stable rates, net interest income is projected to increase by 1.37% and 2.59% if interest rates increased by 100 and 200 basis points, respectively. Net interest income is projected to decline by 0.61% if interest rates decreased by 100 basis points. These changes were within Colony’s policy limit of a maximum 15% negative change.

Twelve Month Net Interest Income Sensitivity
	Estimated Change in Net Interest Income as of December 31,
Change in Short-term Interest Rates (in basis points)	2022	2021
+200	2.59%	13.80%
+100	1.37%	6.83%
Flat	—%	—%
-100	-0.61%	-3.18%

The measured interest rate sensitivity indicates an asset sensitive position over the next year, which could serve to improve net interest income in a rising interest rate environment. The actual realized change in net interest income would depend on several factors, some of which could serve to reduce or eliminate the asset sensitivity noted above. These factors include a higher than projected level of deposit customer migration to higher cost deposits, such as certificates of deposit, which would increase total interest expense and serve to reduce the realized level of asset sensitivity. Another factor which could impact the realized interest rate sensitivity in a rising rate environment is the repricing behavior of interest-bearing non-maturity deposits. Assumptions for repricing are expressed as a beta relative to the change in the prime rate. For instance, a 25% beta would correspond to a deposit rate that would increase 0.25% for every 1% increase in the prime rate. Projected betas for interest bearing non-maturity deposit repricing are a key component of determining the Company's interest rate risk position. Should realized betas be higher than projected betas, the expected benefit from higher interest rates would be reduced.

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

Item 8

Financial Statements and Supplemental Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Colony Bankcorp is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and affected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

Based on our assessment, management concluded that as of December 31, 2022, Colony Bankcorp, Inc.’s internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Mauldin and Jenkins, LLC, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ T. Heath Fountain
T. Heath Fountain Chief Executive Officer/Director/Acting Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Colony Bankcorp, Inc. and Subsidiaries
Fitzgerald, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Colony Bankcorp, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021 and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2023, expressed an unqualified opinion.We have audited the accompanying consolidated balance sheet of Colony Bankcorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgements. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

Description of the Matter

The Company’s loan portfolio totaled $1.737 billion as of December 31, 2022, and the associated allowance for loan losses (“ALL”) was $16.1 million. As discussed in Notes 1, 4, and 5 to the financial statements, the ALL is established to absorb probable credit losses inherent in the Company’s loan portfolio. Management’s estimate for the probable credit losses is established through quantitative, as well as qualitative, factors. The Company attributes portions of the allowance to loans that it evaluates individually and determines to be impaired. For non-impaired loans, the ALL is estimated based on historical default and/or loss information for pools of loans with similar risk characteristics and product types. The Company’s methodology for determining the appropriate ALL also considers the imprecision inherent in the estimation process. As a result, management adjusts the ALL for consideration of the potential impact of qualitative factors, which include levels of and trends in delinquencies and impaired loans (including TDRs); levels of and trends in charge-offs and recoveries; migration of loans to the classification of special mention, substandard, or doubtful; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentration.

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

With respect to the identification of qualitative factors, we evaluated 1) the potential impact of imprecision in the quantitative models (and hence the need to consider a qualitative adjustment to the ALL); 2) changes, assumptions, and adjustments to the models; 3) sufficiency, availability, and relevance of historical loss data used in the models; and 4) the risk factors used in the models. Regarding measurement of the qualitative factors, we evaluated internal data utilized by management to estimate the appropriate level of the qualitative factors, as well as internal/external data produced by the Company’s Credit Review functions, with consideration given to the reliability of the factors and existence of new and potentially contradictory information. We also evaluated the overall ALL balance taken inclusive of such qualitative factors.

We have served as the Company’s auditor since 2021.

Albany, Georgia
March 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Colony Bankcorp, Inc. and Subsidiaries
Fitzgerald, Georgia

Opinion on Internal Control over Financial Reporting

We have audited Colony Bankcorp, Inc. and Subsidiaries (the Company) internal control over financial reporting, as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Colony Bankcorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements) and our report dated March 15, 2023 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia
March 16, 2023

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31
(DOLLARS IN THOUSANDS)

	2022	2021
Assets
Cash and due from banks	$20,584	$18,975
Fed Funds sold and interest-bearing deposits in banks	60,094	178,257
Cash and cash equivalents	80,678	197,232

Investment securities available for sale, at fair value	432,553	938,164
Investment securities held to maturity, at amortized cost (fair value $411,264)	465,858	—
Other investments	13,793	14,012
Loans held for sale	17,743	38,150

Loans	1,737,106	1,337,977
Allowance for loan losses	(16,128)	(12,910)
Net loans	1,720,978	1,325,067

Premises and equipment	41,606	43,033
Other real estate owned	651	281
Goodwill	48,923	52,906
Other intangible assets	5,664	7,389
Bank-owned life insurance	55,504	55,159
Deferred income taxes, net	28,199	3,644
Other assets	24,420	16,678
Total assets	$2,936,570	$2,691,715

Liabilities and stockholders’ equity
Deposits
Noninterest-bearing	$569,170	$552,576
Interest-bearing	1,921,827	1,822,032
Total deposits	2,490,997	2,374,608

Federal Home Loan Bank advances	125,000	51,656
Other borrowed money	78,352	36,792
Other liabilities	11,953	10,952
Total liabilities	2,706,302	2,474,008

Commitments and Contingencies (Note 14)

Stockholders’ equity
Preferred stock, stated value $1,000; 10,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, par value $1; 50,000,000 shares authorized, 17,598,123 and 13,673,898 shares issued and outstanding as of December 31, 2022 and 2021	17,598	13,674
Paid-in capital	167,537	111,021
Retained earnings	111,573	99,189
Accumulated other comprehensive loss, net of tax	(66,440)	(6,177)
Total stockholders’ equity	230,268	217,707
Total liabilities and stockholders’ equity	$2,936,570	$2,691,715
See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2022	2021
Interest income
Loans, including fees	$70,717	$60,112
Investment securities	19,887	10,260
Deposits with other banks and short term investments	886	214
Total interest income	91,490	70,586

Interest expense
Deposits	5,876	2,601
Federal funds purchased	54	—
Federal Home Loan Bank advances	2,564	691
Paycheck Protection Program Liquidity Facility	—	93
Other borrowings	2,371	1,012
Total interest expense	10,865	4,397

Net interest income	80,625	66,189
Provision for loan losses	3,370	700
Net interest income after provision for loan losses	77,255	65,489

Noninterest income
Service charges on deposits	7,875	6,213
Mortgage fee income	8,550	13,213
Gain on sales of SBA loans	6,216	7,547
Loss on sales of securities	(82)	(87)
Interchange fees	8,381	6,929
BOLI income	1,313	1,041
Other	2,819	1,434
Total noninterest income	35,072	36,290

Noninterest expenses
Salaries and employee benefits	52,809	45,596
Occupancy and equipment	6,534	6,149
Acquisition related expenses	142	4,617
Information technology expense	9,947	7,673
Professional fees	3,432	2,750
Advertising and public relations	3,664	2,705
Communications	1,602	1,373
Writedown of building	—	90
Other	11,345	7,672
Total noninterest expense	89,475	78,625

Income before income taxes	22,852	23,154
Income taxes	3,310	4,495
Net income	$19,542	$18,659

Net income per share of common stock
Basic	$1.14	$1.66
Diluted	$1.14	$1.66
Cash dividends declared per share of common stock	$0.43	$0.41
Weighted average shares outstanding, basic	17,191,079	11,254,130
Weighted average shares outstanding, diluted	17,191,079	11,254,130
See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS)

	2022	2021

Net income	$19,542	$18,659

Other comprehensive loss:
Net unrealized losses on investment securities arising during the period	(63,230)	(16,491)
Tax effect	8,851	3,463
Reclassification adjustment for amortization of unrealized holding losses included in accumulated other comprehensive income (loss) from the transfer of securities from available for sale to held to maturity	(6,925)	—
Tax effect	970	—
Reclassification adjustment for losses on sales of securities available for sale included in net income	82	87
Tax effect	(11)	(17)
Change in unrealized losses on securities available for sale, net of reclassification adjustment and tax effects	(60,263)	(12,958)
Comprehensive (loss) income	$(40,721)	$5,701
See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021
(DOLLARS IN THOUSANDS)

	Preferred Stock		Common Stock		Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	—	$—	9,498,783	$9,499	$43,215	$84,993	$6,781	144,488
Other comprehensive loss	—	—	—	—	—	—	(12,958)	(12,958)
Dividends on common shares	—	—	—	—	—	(4,463)	—	(4,463)
Issuance of common stock	—	—	3,987,815	3,988	67,394	—	—	71,382
Issuance of restricted stock, net of forfeitures	—	—	187,300	187	(187)	—	—	—
Stock-based compensation expense, net	—	—	—	—	599	—	—	599
Net income	—	—	—	—	—	18,659	—	18,659
Balance, December 31, 2021	—	$—	13,673,898	$13,674	$111,021	$99,189	$(6,177)	217,707
Other comprehensive loss	—	—	—	—	—	—	(60,263)	(60,263)
Dividends on common shares	—	—	—	—	—	(7,158)	—	(7,158)
Issuance of common stock, net	—	—	3,848,485	3,848	55,620	—	—	59,468
Issuance of restricted stock, net of forfeitures	—	—	130,720	131	(131)	—	—	—
Tax withholding related to vesting of restricted stock	—	—	(14,980)	(15)	(216)	—	—	(231)
Repurchase of shares	—	—	(40,000)	(40)	(500)	—	—	(540)
Stock-based compensation expense, net	—	—	—	—	1,743	—	—	1,743
Net income	—	—	—	—	—	19,542	—	19,542
Balance, December 31, 2022	—	$—	17,598,123	$17,598	$167,537	$111,573	$(66,440)	$230,268

See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,542	$18,659
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,370	700
Depreciation, amortization and accretion	11,629	8,628
Stock-based compensation expense	1,743	599
Losses on sales of securities available for sale	82	87
Net increase in servicing asset	(554)	(1,040)
Loss on sales and writedowns of other real estate and repossessions	—	48
(Gain) losses on sales of premises & equipment	(62)	49
Gain on sale of bank owned buildings	—	(96)
Writedowns on sale of bank owned buildings	—	90
Increase in bank owned life insurance	(1,353)	(1,042)
Equity method investment income	364	44
Deferred tax expense	1,130	(2,739)
Donation of other real estate owned	35	—
Gain on sales of SBA loans	(6,216)	(7,547)
Origination of loans held for sale	(317,997)	(439,160)
Proceeds from sales of loans held for sale	344,620	460,943
Change in other assets	(7,593)	2,041
Change in other liabilities	1,001	(4,160)
Net cash provided by operating activities	49,741	36,104

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(174,219)	(460,500)
Proceeds from maturities, calls, and paydowns of investment securities available for sale	54,859	103,002
Proceeds from sales of investment securities available for sale	60,924	96,781
Proceeds from maturities, calls, and paydowns of investment securities held to maturity	11,592	—
Net change in loans	(399,871)	28,450
Purchase of premises and equipment	(2,895)	(5,838)
Proceeds from sales of other real estate and repossessions	—	1,360
(Purchase) redemption of equity securities	3,306	(9,500)
Purchase of bank-owned life insurance	—	—
Proceeds from bank owned life insurance	1,008	752
Redemption (purchase of) Federal Home Loan Bank stock	(3,451)	2,308
Proceeds from sale of bank owned buildings	—	1,535
Proceeds from sales of premises and equipment	519	17
Net cash and cash equivalents received from bank acquisition	—	37,511
Net cash and cash equivalents paid in insurance acquisitions	—	(4,210)
Net cash used in investing activities	(448,228)	(208,332)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in noninterest-bearing customer deposits	16,594	86,307
Change in interest-bearing customer deposits	99,795	211,899
Dividends paid on common stock	(7,158)	(4,463)
Repayment of Paycheck Protection Program Liquidity Fund	—	(106,789)
Proceeds from Federal Home Loan Bank advances	430,000	—
Repayments of Federal Home Loan Bank advances	(357,500)	—
Issuance of subordinated debt, net	39,068	—
Increase (decrease) in other borrowings	2,437	(1,000)
Issuance of common stock, net	59,468	—
Repurchase of shares	(540)	—
Cash paid for tax withholding related to vesting of restricted stock	(231)	—
Net cash provided by financing activities	281,933	185,954

Net increase (decrease) in cash and cash equivalents	(116,554)	13,726
Cash and cash equivalents at beginning of period	197,232	183,506
Cash and cash equivalents at end of period	$80,678	$197,232

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$10,222	$4,387
Cash paid during the period for income taxes	3,836	3,859

NONCASH INVESTING AND FINANCING ACTIVITIES
Transfers to other real estate	405	145
Change in goodwill	(3,984)	—
Carrying amount of securities AFS transferred to HTM, net of $34.0 million unrealized loss	510,956	—
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

Investment Securities

The Company classifies its investment securities in one of three categories: (i) trading, (ii) held to maturity or (iii) available for sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other investment securities are classified as available for sale. At December 31, 2022, securities were classified as either held to maturity or available for sale. At December 31, 2021, all securities were classified as available for sale.

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

Leases

The Company has entered into various operating leases for certain branch locations, ATM locations, loan production offices, and corporate support services locations. Generally, these leases have initial lease terms of 13 years or less. Many of the leases have one or more lease renewal options. The exercise of lease renewal options is at our sole discretion. The Company does not consider exercise of any lease renewal options reasonably certain. Certain of our lease agreements contain early termination options. No renewal options or early termination options have been included in the calculation of the operating right-of-use assets or operating lease liabilities. Certain of our lease agreements provide for periodic adjustments to rental payments for inflation. At the commencement date of the lease, the Company recognizes a lease liability at the present value of the lease payments not yet paid, discounted using the discount rate for the lease or the Company’s incremental borrowing rate. As the majority of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. The incremental borrowing rate is based on the term of the lease. At the commencement date, the company also recognizes a right-of-use asset measured at (i) the initial measurement of the lease liability; (ii) any lease payments made to the lessor at or before the commencement date less any lease incentives received; and (iii) any initial direct costs incurred by the lessee. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. At December 31, 2022, the Company had no leases classified as finance leases.

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

The Company’s federal and state income tax returns for tax years 2022, 2021, 2020 and 2019 are subject to examination by the Internal Revenue Service (IRS) and the Georgia Department of Revenue, generally for three years after filing.

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

Revenue Recognition

The Company's' contracts with customers generally do not contain terms that require significant judgment to determine the amount of revenue to recognize. The Company's' policies for recognizing noninterest income that falls within the scope of ASC Topic 606, and include service charges on deposits, interchange fees, and insurance revenue (included with other noninterest income).

Service charges on deposits include both account maintenance fees and overdraft fees and revenue from safe deposit box rental fees and lockbox services and ATM fees. Revenue is recognized for these services either over time, corresponding with deposit accounts' monthly cycle, or at a point in time for transaction-related services and fees. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to clients' accounts. Safe deposits and lockbox service fees are recognized over time, on a monthly basis, as the Company's' performance obligation for services is satisfied. ATM fees are transaction-based fees recognized at the time the transaction is executed as that is the point at which the Company satisfies the performance obligation.

Interchange fees include debit card interchange fees. Debit card interchange fees are earned from debit card holder transactions conducted through various payment networks. Interchange fees from debit card holders transactions represent a percentage of the underlying transaction amount and are recognized daily, concurrently with the transaction processing services provided to the debit cardholder.

Other income includes insurance revenue (included in other noninterest income on the consolidated statements of income): Insurance revenue primarily consists of commissions received on insurance products sold. The commissions are recognized as revenue when the client executes an insurance policy with the insurance carrier. In some cases, the company receives payment of trailing commissions each year when the client pays its annual premium.

Earnings per Share

Basic earnings per share are computed by dividing net income allocated to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income allocated to common shareholders by the sum of the weighted-average number of shares of common stock outstanding and the effect of the issuance of potential common shares that are dilutive. Potential common shares consist of restricted shares for the years ended December 31, 2022 and 2021, and are determined using the treasury stock method. The Company has determined that its outstanding non-vested stock awards are participating securities, and all dividends on these awards are paid similar to other dividends.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, represent equity changes from economic events of the period other than transactions with owners. Such items are considered components of other comprehensive income (loss). Accounting standards codification requires the presentation in the consolidated financial statements of net income and all items of other comprehensive income as total comprehensive income (loss).

Fair Value Measures

Fair values of assets and liabilities are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

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

Accounting Standards Updates Pending Adoption

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supported forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. On October 16, 2019, the Financial Accounting Standards Board ("FASB") voted to extend the delay of the effective date of this ASU for smaller reporting companies, such as the Company, until fiscal years beginning after December 15, 2022. The Company adopted this ASU on January 1, 2023 and recorded a one-time entry to retained earnings of $1.2 million, net of tax, primarily related to credit losses for unfunded commitments.

In March 2020, the FASB issued ASU No. 2020-04, Reference Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The updated guidance was originally effective for all entities from March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06 which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company has been diligent in responding to reference rate reform and does not anticipate a significant impact to its financial statements as a result.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU provides guidance on eliminating the requirement for classification of and disclosures around troubled debt restructurings. The purpose of this guidance is to eliminate unnecessary and overly-complex disclosures of loans that are already incorporated into the allowance for credit losses and related disclosures. This ASU further requires the disclosure of current-period gross charge-offs by year of origination. The updated guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for all entities which have implemented ASU 2016-13. The Company has historically had very few credit relationships classified as troubled debt restructurings, and as such does not anticipate that the elimination of accounting for and disclosure of these types of credit relationships will have a significant impact to its financial statements upon implementation of ASU 2016-13 beginning with the first quarter of 2023.

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

The merger was effected by the issuance of shares of the Company’s common stock along with cash consideration to shareholders of SouthCrest. The assets and liabilities of SouthCrest as of the effective date of the merger were recorded at their respective estimated fair values and combined with those of the Company. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill. Goodwill of $35.0 million was recorded as part of the SouthCrest acquisition and is not expected to be deductible for income tax purposes. The Company recorded a subsequent adjustment within the one year period allowed after the acquisition of approximately $4.0 million in 2022 primarily related to premises and equipment and deferred taxes.

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

In the acquisition, the Company purchased $307.5 million of loans at fair value, net of $635,000, or 0.21%, estimated discount to the outstanding principal balance. Of the total loans acquired, management identified $1.2 million that were considered to be credit impaired and are accounted for under ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of the acquisition date for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments. The Company recorded a subsequent adjustment within the one year period allowed after the acquisition of approximately $4.0 million in 2022.

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

NOTE 3. INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity, along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)
December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. treasury securities	$1,644	$—	$(22)	$1,622
U.S. agency	5,035	—	(450)	4,585
Asset backed securities	31,468	—	(1,480)	29,988
State, county and municipal securities	126,119	—	(21,363)	104,756
Corporate debt securities	54,741	164	(5,320)	49,585
Mortgage-backed securities	271,199	9	(29,191)	242,017
Total	$490,206	$173	$(57,826)	$432,553

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:
U.S. treasury securities	$91,615	$—	$(4,149)	$87,466
U.S. agency	16,409	—	(1,838)	14,571
State, county & municipal securities	136,138	32	(19,518)	116,652
Mortgage-backed securities	221,696	—	(29,121)	192,575
Total	$465,858	$32	$(54,626)	$411,264

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. treasury securities	$88,638	$—	$(1,087)	$87,551
U.S. agency	17,916	5	(140)	17,781
State, county and municipal securities	252,632	877	(3,356)	250,153
Corporate debt securities	48,153	520	(265)	48,408
Mortgage-backed securities	539,172	2,160	(7,061)	534,271
Total	$946,511	$3,562	$(11,909)	$938,164

The Company transferred certain agency-issued securities from the available-for-sale to held-to-maturity portfolio on January 1, 2022 and September 1, 2022, having a combined book value of approximately $511.0 million and a combined market value of approximately $477.0 million. As of the date of each transfer, the related pre-tax net unrecognized losses of approximately $34.0 million included in other comprehensive loss and remained in other comprehensive loss, to be amortized out of other comprehensive loss over the remaining term of the securities using the effective interest method. This transfer was completed after careful consideration of the Company’s intent and ability to hold these securities to maturity. Factors used in assessing the ability to hold these securities to maturity were future liquidity needs and sources of funding.

Information pertaining to available-for-sale securities with gross unrealized losses at December 31, 2022 and December 31, 2021 aggregated by investment category and length of time that securities have been in a continuous unrealized loss position are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2022
U.S. treasury securities	$1,377	$(17)	$245	$(5)	$1,622	$(22)
U.S. agency	3,221	(257)	1,364	(193)	4,585	(450)
Asset backed securities	10,780	(319)	19,208	(1,161)	29,988	(1,480)
State, county and municipal securities	29,284	(3,629)	75,472	(17,734)	104,756	(21,363)
Corporate debt securities	17,258	(1,463)	30,651	(3,857)	47,909	(5,320)
Mortgage-backed securities	122,031	(7,890)	119,409	(21,301)	241,440	(29,191)
Total debt securities	$183,951	$(13,575)	$246,349	$(44,251)	$430,300	$(57,826)

December 31, 2021
U.S. treasury securities	$87,302	$(1,087)	$—	$—	$87,302	$(1,087)
U.S. agency	10,969	(140)	—	—	10,969	(140)
State, county and municipal securities	180,551	(3,131)	5,970	(225)	186,521	$(3,356)
Corporate debt securities	31,977	(265)	—	—	31,977	(265)
Mortgage-backed securities	377,413	(6,421)	21,129	(640)	398,542	(7,061)
Total debt securities	$688,212	$(11,044)	$27,099	$(865)	$715,311	$(11,909)

Information pertaining to held-to-maturity securities with gross unrealized losses at December 31, 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position is summarized as follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2022
U.S. Treasury	$—	$—	$87,466	$(4,149)	$87,466	$(4,149)
U.S. agency	—	—	14,571	(1,838)	14,571	(1,838)
State, county & municipal securities	9,858	(1,392)	105,734	(18,126)	115,592	(19,518)
Mortgage-backed securities	13,580	(729)	178,995	(28,392)	192,575	(29,121)
	$23,438	$(2,121)	$386,766	$(52,505)	$410,204	$(54,626)

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

At December 31, 2022, there were 286 available-for-sale securities and 160 held-to-maturity securities that have unrealized losses from the Company’s amortized cost basis. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

The amortized cost and fair value of investment securities as of December 31, 2022, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,319	$1,304	$—	$—
Due after one year through five years	14,126	12,871	79,306	75,759
Due after five years through ten years	89,731	76,895	78,975	69,275
Due after ten years	113,831	99,466	85,881	73,655
	$219,007	$190,536	$244,162	$218,689

Mortgage-backed securities	271,199	242,017	221,696	192,575
	$490,206	$432,553	$465,858	$411,264

Proceeds from sales of investments available for sale were $60.9 million in 2022 and $96.8 million in 2021. Gross realized gains totaled $24,000 in 2022 and $391,000 in 2021. Gross realized losses totaled $106,000 in 2022 and $478,000 in 2021.

Investment securities having a carrying value totaling $541.8 million and $247.4 million as of December 31, 2022 and 2021, respectively, were pledged to secure public deposits and for other purposes.

 NOTE 4. LOANS

The following table presents the composition of loans segregated by legacy and purchased loans and by class of loans, as of December 31, 2022 and 2021. Purchased loans are defined as loans that were acquired in bank acquisitions.

	December 31, 2022
(dollars in thousands)	Legacy Loans	Purchased Loans	Total
Construction, land & land development	$216,206	$13,229	$229,435
Other commercial real estate	847,684	127,763	975,447
Total commercial real estate	1,063,890	140,992	1,204,882
Residential real estate	249,390	40,664	290,054
Commercial, financial & agricultural(*)	210,413	13,510	223,923
Consumer & other	17,296	951	18,247
Total loans	$1,540,989	$196,117	$1,737,106

	December 31, 2021
(dollars in thousands)	Legacy Loans	Purchased Loans	Total
Construction, land & land development	$119,953	$45,493	$165,446
Other commercial real estate	595,739	191,653	787,392
Total commercial real estate	715,692	237,146	952,838
Residential real estate	159,469	53,058	212,527
Commercial, financial & agricultural(*)	113,040	41,008	154,048
Consumer & other	16,003	2,561	18,564
Total loans	$1,004,204	$333,773	$1,337,977
(*) Includes $95,000 and $9.0 million in PPP loans as of December 31, 2022 and 2021, respectively.

Commercial, financial and agricultural loans are extended to a diverse group of businesses within the Company’s market area. These loans are often underwritten based on the borrower’s ability to service the debt from income from the business. Real estate construction loans often require loan funds to be advanced prior to completion of the project. Due to uncertainties inherent in estimating construction costs, changes in interest rates and other economic conditions, these loans often pose a higher risk than other types of loans. Consumer loans are originated at the bank level. These loans are generally smaller loan amounts spread across many individual borrowers to help minimize risk.

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

The following tables present the loan portfolio, excluding purchased loans, by credit quality indicator (risk grade) as of December 31, 2022. Those loans with a risk grade of 1, 2, 3, 4, and 5 have been combined in the pass column for presentation purposes. For the periods ending December 31, 2022, the Company did not have any loans classified as “doubtful” or a “loss”.

(dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
Construction, land & land development	$215,265	$290	$651	$216,206
Other commercial real estate	827,300	14,236	6,148	847,684
Total commercial real estate	1,042,565	14,526	6,799	1,063,890
Residential real estate	239,570	5,976	3,844	249,390
Commercial, financial & agricultural	207,935	812	1,666	210,413
Consumer & other	17,206	54	36	17,296
Total loans	$1,507,276	$21,368	$12,345	$1,540,989

The following table presents the purchased loan portfolio by credit quality indicator (risk grade) as of December 31, 2022.

(dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
Construction, land & land development	$13,229	$—	$—	$13,229
Other commercial real estate	123,826	3,326	611	127,763
Total commercial real estate	137,055	3,326	611	140,992
Residential real estate	38,360	598	1,706	40,664
Commercial, financial & agricultural	12,973	73	464	13,510
Consumer & other	951	—	—	951
Total loans	$189,339	$3,997	$2,781	$196,117

The following tables present the loan portfolio, excluding purchased loans, by credit quality indicator (risk grade) as of December 31, 2021. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes. For the periods ending December 31, 2021, the Company did not have any loans classified as “doubtful” or a “loss”.

(dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
Construction, land & land development	$116,524	$3,154	$275	$119,953
Other commercial real estate	562,228	25,718	7,793	595,739
Total commercial real estate	678,752	28,872	8,068	715,692
Residential real estate	148,507	5,733	5,229	159,469
Commercial, financial & agricultural	100,282	11,460	1,298	113,040
Consumer & other	15,787	78	138	16,003
Total loans	$943,328	$46,143	$14,733	$1,004,204

The following table presents the purchased loan portfolio by credit quality indicator (risk grade) as of December 31, 2021.

(dollars in thousands)	Pass	Special	Substandard	Total Loans
Construction, land & land development	$45,432	$—	$61	$45,493
Other commercial real estate	186,905	3,518	1,230	191,653
Total commercial real estate	232,337	3,518	1,291	237,146
Residential real estate	49,875	563	2,620	53,058
Commercial, financial & agricultural	40,711	—	297	41,008
Consumer & other	2,558	3	—	2,561
Total loans	$325,481	$4,084	$4,208	$333,773

A loan’s risk grade is assigned at the inception of the loan and is based on the financial strength of the borrower and the type of collateral. Loan risk grades are subject to reassessment at various times throughout the year as part of the Company’s ongoing loan review process. Loans with an assigned risk grade of 6 or below and an outstanding balance of $500,000 or more are reassessed on a quarterly basis. During this reassessment process individual reserves may be identified and placed against certain loans which are not considered impaired. In assessing the overall economic condition of the markets in which it operates, the Company monitors the unemployment rates for its major service areas. The unemployment rates are reviewed on a quarterly basis as part of the allowance for loan loss determination.

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

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, excluding purchased loans, as of December 31, 2022:

	Accruing Loans
(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
Construction, land & land development	$—	$—	$—	$149	$216,057	$216,206
Other commercial real estate	395	—	395	1,389	845,900	847,684
Total commercial real estate	395	—	395	1,538	1,061,957	1,063,890
Residential real estate	870	—	870	1,875	246,645	249,390
Commercial, financial & agricultural	403	—	403	878	209,132	210,413
Consumer & other	40	—	40	21	17,235	17,296
Total loans	$1,708	$—	$1,708	$4,312	$1,534,969	$1,540,989

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, for purchased loans, as of December 31, 2022:

	Accruing Loans
(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
Construction, land & land development	$—	$—	$—	$—	$13,229	$13,229
Other commercial real estate	—	—	—	120	127,643	127,763
Total commercial real estate	—	—	—	120	140,872	140,992
Residential real estate	12	—	12	811	39,841	40,664
Commercial, financial & agricultural	73	—	73	463	12,974	13,510
Consumer & other	—	—	—	—	951	951
Total loans	$85	$—	$85	$1,394	$194,638	$196,117

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, excluding purchased loans, as of December 31, 2021:

	Accruing Loans
(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
Construction, land & land development	$6	$—	$6	$—	$119,947	$119,953
Other commercial real estate	349	—	349	577	594,813	595,739
Total commercial real estate	355	—	355	577	714,760	715,692
Residential real estate	421	—	421	2,641	156,407	159,469
Commercial, financial & agricultural	69	—	69	708	112,263	113,040
Consumer & other	93	—	93	26	15,884	16,003
Total loans	$938	$—	$938	$3,952	$999,314	$1,004,204

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, for purchased loans, as of December 31, 2021:

	Accruing Loans
(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
Construction, land & land development	$2,680	$—	$2,680	$31	$42,782	$45,493
Other commercial real estate	—	—	—	260	191,393	191,653
Total commercial real estate	2,680	—	2,680	291	234,175	237,146
Residential real estate	560	—	560	1,198	51,300	53,058
Commercial, financial & agricultural	389	—	389	—	40,619	41,008
Consumer & other	—	—	—	8	2,553	2,561
Total loans	$3,629	$—	$3,629	$1,497	$328,647	$333,773

The following table details impaired loan data, including purchased credit impaired loans, as of December 31, 2022:

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded investment	Related allowance	Average Recorded Investment
With No Related Allowance Recorded
Construction, land & land development	$40	$40	$—	$10
Other commercial real estate	3,754	3,754	—	5,311
Residential real estate	62	62	—	570
Commercial, financial & agricultural	—	—	—	306
Consumer & other	—	—	—	1
Total Impaired Loans with no Allowance	3,856	3,856	—	6,198

With An Allowance Recorded
Construction, land & land development	474	474	44	177
Other commercial real estate	—	—	—	503
Residential real estate	—	—	—	588
Commercial, financial & agricultural	—	—	—	369
Consumer & other	—	—	—	—
Total Impaired Loans with Allowance	474	474	44	1,637

Purchased Credit Impaired Loans
Construction, land & land development	—	—	—	—
Other commercial real estate	798	798	33	760
Residential real estate	—	—	—	13
Commercial, financial & agricultural	—	—	—	—
Consumer & other	—	—	—	65
Total Purchased Credit Impaired Loans	798	798	33	838

Total
Construction, land & land development	514	514	44	187
Other commercial real estate	4,552	4,552	33	6,574
Residential real estate	62	62	—	1,171
Commercial, financial & agricultural	—	—	—	675
Consumer & other	—	—	—	66
	$5,128	$5,128	$77	$8,673
Interest income recorded on impaired loans during the year ended December 31, 2022 was $724,000, and reflects interest income recorded on nonaccrual loans prior to them being placed on nonaccrual status and interest income recorded on TDRs. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.3 million for the year ended December 31, 2022.

The following table details impaired loan data as of December 31, 2021, including purchased credit impaired loans.

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
Purchase credit impaired
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

The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of December 31, 2022 and 2021. The Company had one commercial real estate loan with outstanding principal balance of $181,000 restructured related to payment terms.

The Company had three loan contracts totaling $647,000 restructured and one of these loans which was a construction, land and development loan for $511,000, was subsequently paid off during 2021. The remaining two loan contracts restructured at December 31, 2021 were payment deferral modifications. The loans consisted of two residential real estate loans totaling $136,000. Both residential real estate loans were also placed on non-accrual status as of December 31, 2021. A TDR may cease being classified as impaired if the loan is subsequently modified at market terms and, has performed according to the modified terms for at least six months, and there has not been any prior principal forgiveness on a cumulative basis. During 2022 and 2021, the Company had no loans that subsequently defaulted.

NOTE 5. ALLOWANCE FOR LOAN LOSSES

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the year ended December 31, 2022. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

(dollars in thousands)	Construction, land and land development	Other commercial real estate	Residential real estate	Commercial, financial & agricultural	Consumer and other	Total
Year ended December 31, 2022
Beginning balance	$1,127	$7,691	$1,805	$1,083	$1,204	$12,910
Charge-offs	—	(58)	(48)	(314)	(60)	(480)
Recoveries	25	85	50	139	29	328
Provision	807	1,168	547	1,801	(953)	3,370
Ending balance	$1,959	$8,886	$2,354	$2,709	$220	$16,128

Period-end amount allocated to:
Individually evaluated for impairment	$44	$—	$—	$—	$—	$44
Collectively evaluated for impairment	1,915	8,853	2,354	2,709	220	16,051
Purchase credit impaired	—	33	—	—	—	33
Ending balance	$1,959	$8,886	$2,354	$2,709	$220	$16,128

Loans:
Loans individually evaluated for impairment	$514	$3,754	$62	$—	$—	$4,330
Loans collectively evaluated for impairment	228,921	970,895	289,992	223,923	18,247	1,731,978
Purchased credit impaired	—	798	—	—	—	798
Ending balance	$229,435	$975,447	$290,054	$223,923	$18,247	$1,737,106

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the year ended December 31, 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

(dollars in thousands)	Construction, land and land development	Other commercial real estate	Residential real estate	Commercial, financial & agricultural	Consumer and other	Total
Year ended December 31, 2021
Beginning balance	$1,013	$6,880	$2,278	$1,713	$243	$12,127
Charge-offs	—	(568)	(3)	(274)	(68)	(913)
Recoveries	466	118	274	91	47	996
Provision	(352)	1,261	(744)	(447)	982	700
Ending balance	$1,127	$7,691	$1,805	$1,083	$1,204	$12,910

Period-end amount allocated to:
Individually evaluated for impairment	$—	$148	$108	$—	$—	$256
Collectively evaluated for impairment	1,127	7,525	1,691	1,083	1,108	12,534
Purchase credit impaired	—	18	6	—	96	120
Ending balance	$1,127	$7,691	$1,805	$1,083	$1,204	$12,910

Loans:
Loans individually evaluated for impairment	$62	$6,852	$1,770	$75	$—	$8,759
Loans collectively evaluated for impairment	165,384	778,624	210,757	153,973	18,491	1,327,229
Purchase credit impaired	—	1,916	—	—	73	1,989
Ending balance	$165,446	$787,392	$212,527	$154,048	$18,564	$1,337,977

NOTE 6. PREMISES AND EQUIPMENT

Premises and equipment are comprised of the following as of December 31:

(dollars in thousands)	2022	2021
Land	$12,944	$11,848
Building	37,718	38,777
Furniture, fixtures and equipment	19,524	17,792
Leasehold improvements	1,099	1,073
Construction in progress	942	1,946
Total cost	72,227	71,436
Accumulated depreciation	(30,621)	(28,403)
Total premises and equipment	$41,606	$43,033

Depreciation charged to operations totaled $2.7 million in both 2022 and 2021. Construction in progress consists of building and land improvements to six of the Company's bank branches. Cost to complete these projects is expected not to exceed $2.2 million.

 NOTE 7. OTHER REAL ESTATE OWNED

The following is a summary of the activity in other real estate owned during the years ended December 31, 2022 and 2021:

(dollars in thousands)	2022	2021
Balance, Beginning of year	$281	$1,006
Loans transferred to other real estate	—	145
Acquired in acquisitions	—	538
Sales proceeds	(35)	(1,360)
Transfer from other assets	405	—
Net loss on sale and writedowns	—	(48)
Ending balance	$651	$281

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

The following is an analysis of the core deposit intangible activity for the years ended December 31:

	2022		2021
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Core deposit intangible	$7,685	$3,965	$7,685	$2,464
Customer relationship intangible	2,250	306	2,250	82
Total	9,935	4,271	9,935	2,546

Unamortizable intangible assets:
Goodwill	$48,923		$52,906

Activity related to transactions since January 1, 2021 includes the following:

(1)In connection with the SouthCrest Financial Group, Inc. acquisition on August 1, 2021, the Company recorded $4.0 million in core deposit intangible and $35.0 million in goodwill. The Company recorded a subsequent adjustment within the one year period allowed after the acquisition of approximately $4.0 million reduction in goodwill related to premises and equipment and deferred taxes in 2022.
(2)In connection with insurance acquisitions that occurred on August 1, 2021, September 1, 2021, and October 1, 2021, the Company recorded $2.3 million in customer deposit intangibles and $1.9 million in goodwill.

Amortization expense related to the intangible assets was $1.7 million and $1.2 million at December 31, 2022 and 2021, respectively. The estimated future amortization expense for intangible assets remaining as of December 31, 2022 is as follows:

(dollars in thousands)	Amount
2023	$1,471
2024	1,217
2025	963
2026	658
2027	453
Thereafter	902
Total	$5,664

NOTE 9. INCOME TAXES

The income tax expense in the consolidated statements of income for the years ended December 31, 2022 and 2021 are as follows:

(dollars in thousands)	2022	2021
Current federal expense	$2,855	$5,316
Deferred federal expense	782	(661)
Federal income tax expense	3,637	4,655
Current state expense	(474)	663
Deferred state expense	147	(823)
State income tax expense	(327)	(160)
Provision for income taxes	$3,310	$4,495

The Company's income tax expense differs from amounts computed by applying the federal statutory rates to income before income taxes. A reconciliation of the differences for the years ended December 31, 2022 and 2021 is as follows:

(dollars in thousands)	2022	2021
Tax at federal income tax rate	$4,799	$4,862
Change resulting from:
State taxes	(258)	(126)
Tax-exempt interest	(541)	(404)
Income in cash value of bank owned life insurance	(329)	(219)
Tax-exempt insurance premiums	(248)	—
Nondeductible merger expenses	—	222
Other	(113)	160
Provision for income taxes	$3,310	$4,495

The components of deferred income taxes for the years ended December 31, 2022 and 2021 are as follows:

(dollars in thousands)	2022	2021
Deferred Tax Assets
Allowance for loan losses	$4,108	$3,290
Lease liability	483	169
Net operating loss carryforwards	3,160	272
Tax credit carryforwards	501	—
Deferred compensation	282	297
Unrealized loss on securities available for sale	22,703	2,170
Restricted stock	308	166
Investment in partnerships	195	232
Other	50	19
Gross deferred tax assets	31,790	6,615

Deferred Tax Liabilities
Premises and equipment	707	267
Right of use lease asset	467	164
Purchase accounting adjustments	1,779	1,322
Core deposit intangible	638	1,218
Gross deferred tax liabilities	3,591	2,971
Net deferred tax assets	$28,199	$3,644

NOTE 10. DEPOSITS

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $612,000 and $626,000 as of December 31, 2022 and 2021, respectively.

Components of interest-bearing deposits as of December 31 are as follows:

(dollars in thousands)	2022	2021
Interest-bearing demand	$831,152	$930,811
Savings and money market deposits	617,135	541,993
Time, $250,000 and over	114,780	73,407
Other time	358,760	275,821
Total interest-bearing deposits	$1,921,827	$1,822,032

We had $50.8 million and $883,000 in brokered deposits at December 31, 2022 and 2021, respectively. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors, and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the FHLB.

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $250,000 was $114.8 million and $73.4 million as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, the scheduled maturities of certificates of deposit are as follows:

(dollars in thousands)
Year Ending December 31	Amount

2023	$322,413
2024	88,954
2025	48,840
2026	5,063
2027	7,904
Thereafter	366
Total time deposits	$473,540

NOTE 11. BORROWINGS

The following table presents information regarding the Company’s outstanding borrowings at December 31, 2022:

Description	Maturity Date	Amount	Interest Rate
(dollars in thousands)
FHLB Advances	March 21, 2028	$5,000	2.67%
FHLB Advances	January 5, 2023	20,000	4.18%
FHLB Advances	January 9, 2023	20,000	4.15%
FHLB Advances	March 8, 2023	10,000	4.65%
FHLB Advances	January 17, 2023	20,000	4.15%
FHLB Advances	January 20, 2023	15,000	4.23%
FHLB Advances	December 22, 2027	15,000	4.00%
FHLB Advances	January 30, 2023	20,000	4.23%
FRB Discount Window	January 5, 2023	15,000	4.10%
Subordinated notes	May 20, 2032	39,123	5.25%
Subordinated debentures	(1)	24,229	(1)
Total borrowings		$203,352
(1) See individual maturity dates and interest rates in table below.

The following table presents information regarding the Company’s outstanding borrowings at December 31, 2021:

Description	Maturity Date	Amount	Interest Rate
(dollars in thousands)
FHLB Advances	February 3, 2023	$3,000	3.51%
FHLB Advances	March 21, 2028	5,000	2.67%
FHLB Advances	August 15, 2025	4,500	2.62%
FHLB Advances	July 30, 2029	10,000	1.01%
FHLB Advances	July 11, 2029	10,000	1.03%
FHLB Advances	November 9, 2029	20,000	1.07%
Term Note	May 24, 2025	7,250	4.70%
Revolving Credit	July 30, 2022	5,313	2.85%
Subordinated debentures	(1)	24,229	(1)
Fair value adjustment for FHLB Borrowings acquired from SouthCrest		(844)	N/A
Total borrowings		$88,448
(1) See individual maturity dates and interest rates in table below.

As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans, commercial loans, multifamily loans and HELOC loans, as well as U.S. Treasury and Agency securities. At December 31, 2022 and 2021, the lendable collateral value of those loans and securities pledged was $150.0 million and $130.3 million, respectively. At December 31, 2022, the Company had remaining credit availability from the FHLB of $574.9 million. At December 31, 2021, the Company had remaining credit availability from the FHLB of $574.7 million. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

At December 31, 2022 and 2021, the Company also has available federal funds lines of credit with various financial institutions totaling $64.5 million, of which there were none outstanding at December 31, 2022 and 2021.

The Company has the ability to borrow funds from the Federal Reserve Bank (FRB) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At December 31, 2022, the Company had borrowing capacity available under this arrangement, with $15.0 million outstanding. The Company could be required to pledge certain available-for-sale investment securities as collateral under this agreement.

On May 1, 2019, the Company entered into two borrowing arrangements with a correspondent bank for $10.0 million each. The term note is secured by the Bank’s stock, expiring on May 1, 2024, and bears a fixed interest rate of 4.70%. The line of credit is also secured by the Bank's stock, expiring on July 30, 2022, and bears a variable interest rate of Wall Street Journal Prime minus 0.40%. The proceeds were used for the acquisition of LBC Bancshares, Inc. and its subsidiary, Calumet Bank. As of December 31, 2022, the term note and the line of credit were closed and had zero balances, as both were paid off with the proceeds from the Company's public offering of its common stock completed on February 10, 2022. As of December 31, 2021, the outstanding balance of the term note and the line of credit were $7.3 million and $5.3 million, respectively.

On May 20, 2022, the Company completed a private placement of $40.0 million in fixed-to-floating rate subordinated notes due 2032 (the “Notes”). The Notes will bear a fixed rate of 5.25% for the first five years and will reset quarterly thereafter to then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 265 basis points for the five year floating term. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after May 20, 2027, or at any time, in whole but not in part, upon certain other specified events. At December 31, 2022, $39.1 million of the Notes, net of debt issuance costs were outstanding.

The following table presents the information regarding the Company's subordinated debentures at December 31, 2022 and 2021. All subordinated debentures are at three month LIBOR rate plus added points noted below at December 31, 2022 and 2021.

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

NOTE 12. LEASES

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

Substantially all of the leases in which the Company is the lessee are comprised of real estate for branches and office space with terms extending through 2028. All of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheet. With the adoption of Topic 842, operating lease arrangements are required to be recognized on the consolidated balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability.

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet.

(dollars in thousands)	Classification	December 31, 2022	December 31, 2021
Assets
Operating lease right-of-use assets	Other assets	$1,834	$645

Liabilities
Operating lease liabilities	Other liabilities	$1,895	$663

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

For the year ended December 31, 2022 and 2021, operating lease cost was $615,000 and $351,000, respectively.

As of December 31, 2022, the weighted average remaining lease term was 4.66 years and the weighted average discount rate was 4.09%.

The following table represents the future maturities of the Company’s operating lease liabilities and other lease information.

(dollars in thousands)
Year	Lease Liability
2023	$460
2024	412
2025	383
2026	279
2027	289
Thereafter	72
Total Lease Payments	$1,895

Supplemental Lease Information: (dollars in thousands)	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$549	$335
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	1,750	742

NOTE 13. COMPENSATION PLANS

The Company offers a defined contribution 401(k) Profit Sharing Plan (the "Plan") which covers substantially all employees who meet certain age and service requirements. The Plan allows employees to make voluntary pre-tax salary deferrals to the Plan. The Company, at its discretion, may elect to make an annual contribution to the Plan equal to a percentage of each participating employee’s salary. Such discretionary contributions must be approved by the Company’s board of directors. Employees are fully vested in the Company contributions after six years of service. In 2022 and 2021, the Company made total contributions of $1.9 million and $1.4 million to the Plan, respectively.

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

Liabilities accrued under the plans totaled $1.1 million and $1.2 million as of December 31, 2022 and 2021, respectively. Benefits accrued monthly under the contracts totaled $39,000 in 2022 and $43,000 in 2021. Payments were $151,000 in 2022 and $136,000 in 2021.

The Company has purchased life insurance policies on the plans’ participants and uses the cash flow from these policies to partially fund the plan. There was no fee income recognized in 2022 and 2021.

The Company awards restricted shares of the Company's common stock to various bank employees with a grant price equal to the market price of the Company's common stock on the grant date. The restricted shares vest in equal installments over three years, subject to continued service through each applicable vesting date, or earlier upon the occurrence of a change in control. With the restricted stock, there will be no cash consideration to the Company for the shares. The employees will have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.

The following table presents the outstanding balance for restricted stock awards as of December 31, 2022 and 2021.

	Quantity	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2020	1,884	$17.73
Granted	187,600	17.93
Vested	(1,884)	17.73
Forfeited	(300)	17.93
Outstanding at December 31, 2021	187,300	17.93
Granted	139,720	16.11
Vested	(71,154)	17.93
Forfeited	(9,000)	17.36
Outstanding at December 31, 2022	246,866	16.92

Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period. Compensation expense recognized for the years ended December 31, 2022 and 2021 was $1.7 million and $599,000, respectively. Total compensation expense unrecognized for the restricted shares granted for the year ended December 31, 2022 was $3.1 million, which is expected to be recognized over a weighted average period of 1.9 years.

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

At December 31, 2022 and 2021, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2022	2021
(dollars in thousands)
Commitments to extend credit	$379,997	$318,853
Standby letters of credit	3,333	4,869

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

NOTE 15. RELATED PARTY TRANSACTIONS

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

(dollars in thousands)	2022	2021
Balance, Beginning	$7,732	$5,043
New loans	1,182	6,576
Repayments	(5,471)	(5,721)
Transactions due to changes in directors	—	1,834
Balance, Ending	$3,443	$7,732

NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments are as follows:

	Carrying	Estimated	Level
(dollars in thousands)	Amount	Fair Value	1	2	3
December 31, 2022
Assets
Cash and short-term investments	$80,678	$80,678	$80,678	$—	$—
Investment securities available for sale	432,553	432,553	—	416,957	15,596
Investment securities held to maturity	465,858	411,264	—	411,264	—
Other investments	13,793	13,793	—	13,003	790
Loans held for sale	17,743	17,743	—	17,743	—
Loans, net	1,720,978	1,469,707	—	—	1,469,707

Liabilities
Deposits	2,490,997	2,489,481	—	2,489,481	—
Federal Home Loan Bank advances	125,000	125,163	—	125,163	—
Other borrowed money	78,352	69,930	—	69,930	—

December 31, 2021
Assets
Cash and short-term investments	$197,232	$197,232	$197,232	$—	$—
Investment securities available for sale	938,164	938,164	87,551	850,613	—
Other investments	14,012	14,012	5,574	4,183	4,255
Loans held for sale	38,150	38,150	—	38,150	—
Loans, net	1,325,067	1,328,853	—	—	1,328,853

Liabilities
Deposits	2,374,608	2,375,385	—	2,375,385	—
Federal Home Loan Bank advances	51,656	51,162	—	51,162	—
Other borrowed money	36,792	36,796	—	36,796	—

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

Assets Measured at Fair Value on a Recurring and Nonrecurring Basis - The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2022 and 2021, aggregated by the level in the fair value hierarchy within which those measurements fall. The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at December 31, 2022 and 2021. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Nonrecurring
Impaired loans	$521	$—	$—	$521
Other real estate	651	—	—	651

December 31, 2021
Nonrecurring
Impaired loans	$1,837	$—	$—	$1,837
Other real estate	281	—	—	281

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at December 31, 2022 and 2021. These tables are comprised primarily of collateral dependent impaired loans and other real estate owned:

(dollars in thousands)	December 31, 2022	Valuation Techniques	Unobservable Inputs	Range Weighted Avg

Impaired Loans	$521	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	25%	-	50%

Other Real Estate	$651	Appraised Value/ Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	0%	-	20%

	December 31, 2021	Valuation Techniques	Unobservable Inputs	Range Weighted Avg

Impaired Loans	$1,837	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	25%	-	100%

Other Real Estate	$281	Appraised Value/ Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	0%	-	20%

The following table presents quantitative information about recurring level 3 fair value measurements as of December 31, 2022.

	December 31, 2022
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Available for sale securities	$15,596	Discounted Cash Flow	Discount Rate or Yield	N/A*
Other investments	$790	Discounted Cash Flow	Discount Rate or Yield	N/A*

* The Company relies on a third-party pricing service to value its securities. The details of the unobservable inputs and other adjustments used by the third-party pricing service were not readily available to the Company.

The following table presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the year ended December 31, 2022 and 2021:

	Other Investments		Available for sale securities
(dollars in thousands)	2022	2021	2022
Beginning balance	$4,255	$—	$—
Additions	—	4,107	—
Redemptions	(3,306)	—	—
Total unrealized/realized gains included in earnings	(159)	148	—
Transfer to Level 3	—	—	15,596
Ending balance	$790	$4,255	$15,596

 The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were $15.6 million in transfers between levels for the period ended December 31, 2022 and no transfers for the period ended December 31, 2021 .

NOTE 17. REGULATORY CAPITAL MARKETS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2022, the interim final Basel III rules (Basel III) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk weighted assets. These amounts and ratios as defined in regulations are presented hereafter. Management believes, as of December 31, 2022, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The Basel III rules also require the implementation of a new capital conservation buffer comprised of common equity Tier 1 capital. The capital conservation buffer is 2.5 percent of risk-weighted assets.

The following table summarizes regulatory capital information as of December 31, 2022 and December 31, 2021 on a consolidated basis and for the subsidiary, as defined. Regulatory capital ratios for December 31, 2022 and 2021 were calculated in accordance with the Basel III rules.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022

Total Capital to Risk-Weighted Assets
Consolidated	$318,250	15.11%	$168,498	8.00%	N/A	N/A
Colony Bank	272,812	12.99	168,014	8.00	210,017	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	262,999	12.49	126,341	6.00	N/A	N/A
Colony Bank	256,684	12.22	126,031	6.00	168,042	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	238,770	11.34	94,750	4.50	N/A	N/A
Colony Bank	256,684	12.22	94,524	4.50	136,534	6.50

Tier I Capital to Average Assets
Consolidated	262,999	9.17	114,721	4.00	N/A	N/A
Colony Bank	256,684	8.97	114,463	4.00	143,079	5.00

As of December 31, 2021

Total Capital to Risk-Weighted Assets
Consolidated	$207,366	12.05%	$137,670	8.00%	N/A	N/A
Colony Bank	203,265	12.18	133,507	8.00	166,884	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	194,456	11.28	103,434	6.00	N/A	N/A
Colony Bank	190,355	11.41	100,099	6.00	133,465	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	170,956	9.87	77,943	4.50	N/A	N/A
Colony Bank	190,355	11.41	75,074	4.50	108,441	6.50

Tier I Capital to Average Assets
Consolidated	194,456	7.25	107,286	4.00	N/A	N/A
Colony Bank	190,355	7.53	101,118	4.00	126,398	5.00

NOTE 18. FINANCIAL INFORMATION OF COLONY BANKCORP, INC. (PARENT ONLY)

The parent company’s balance sheets as of December 31, 2022 and 2021 and the related statements of operations and comprehensive income (loss) and cash flows for each of the years in the two-year period then ended are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)
BALANCE SHEETS
DECEMBER 31
(DOLLARS IN THOUSANDS)

	2022	2021
ASSETS

Cash	$40,361	$7,304
Investment in subsidiaries	249,868	245,614
Other	5,115	1,689
Total Assets	$295,344	$254,607

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Other	$1,724	$108
Other borrowed money	—	12,563
Subordinated notes	39,123	—
Subordinated debentures	24,229	24,229
Total Liabilities	65,076	36,900

Stockholders’ Equity
Common stock, par value $1.00; 50,000,000 shares authorized, 17,598,123 and 13,673,898 shares issued and outstanding as of December 31, 2022 and 2021, respectively	17,598	13,674
Paid-in capital	167,537	111,021
Retained earnings	111,573	99,189
Accumulated other comprehensive loss, net of tax	(66,440)	(6,177)
Total Stockholder’s Equity	230,268	217,707
Total Liabilities and Stockholders’ Equity	$295,344	$254,607

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS)

	2022	2021
Income
Dividends from subsidiaries	$10,295	$31,060
Other	22	15
Total income	10,317	31,075

Expenses
Interest	2,299	1,012
Salaries and employee benefits	457	371
Other	450	604
Total expenses	3,206	1,987

Income before income taxes and equity in undistributed earnings (distributions in excess of earnings) of subsidiaries	7,111	29,088

Income tax benefit	(914)	(731)

Income before equity in undistributed earnings (distributions in excess of earnings) of subsidiaries	8,025	29,819

Equity in undistributed earnings(distributions in excess of earnings) of subsidiaries	11,517	(11,160)

Net income	$19,542	$18,659

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,542	$18,659
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,743	599
Distribution in excess of earnings (equity in undistributed earnings) of subsidiaries	(11,517)	11,160
Change in deferred taxes	(2,125)	—
Change in interest payable	45	1
Other	270	(1,146)
Net cash provided by operating activities	7,958	29,273

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash and cash equivalents paid in bank acquisition	—	(19,178)
Capital injection into Bank subsidiary	(53,000)	—
Net cash provided by investing activities	(53,000)	(19,178)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in other borrowed money	26,560	(1,000)
Issuance of common stock	59,468	—
Cash paid for tax withholding related to vesting of restricted stock	(231)	—
Repurchase of shares	(540)	—
Dividends paid on common stock	(7,158)	(4,463)
Net cash used in financing activities	78,099	(5,463)

Net increase in cash and cash equivalents	33,057	4,632
Cash and cash equivalents at beginning of period	7,304	2,672
Cash and cash equivalents at end of period	$40,361	$7,304

NOTE 19. EARNINGS PER SHARE

The following table presents earnings per share for the years ended December 31, 2022 and 2021:

	2022	2021
(dollars in thousands, except per share amounts)
Numerator
Net income available to common stockholders	$19,542	$18,659

Denominator
Weighted average number of common shares outstanding for basic earnings per common share	17,191,079	11,254,130
Weighted average number of common shares outstanding for diluted earnings per common share	17,191,079	11,254,130

Earnings per share - basic	$1.14	$1.66
Earnings per share - diluted	$1.14	$1.66

NOTE 20. SEGMENT INFORMATION

The Company’s operating segments include banking, mortgage banking and small business specialty lending division. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. The Small Business Specialty Lending Division segment derives its revenue from the origination, sales and servicing of Small Business Administration loans and other government guaranteed loans. Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. The following tables present information reported internally for performance assessment as of December 31, 2022 and 2021:

	December 31, 2022
(dollars in thousands)	Bank	Mortgage	Small Business Specialty Lending Division	Totals

Net Interest Income	$79,193	$102	$1,330	$80,625
Provision for Loan Losses	3,370	—	—	3,370
Noninterest Income	18,082	9,630	7,360	35,072
Noninterest Expenses	72,781	9,735	6,959	89,475
Income Taxes	3,010	98	202	3,310
Net income/(loss)	$18,114	$(101)	$1,529	$19,542

Total assets	$2,857,893	$18,221	$60,456	$2,936,570

Full Time Employees	427	65	30	522

	December 31, 2021
(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals

Net Interest Income	$64,293	$543	$1,353	$66,189
Provision for Loan Losses	700	—	—	700
Noninterest Income	14,889	13,189	8,212	36,290
Noninterest Expenses	61,202	11,314	6,109	78,625
Income Taxes	3,311	458	726	4,495
Net income/(loss)	$13,969	$1,960	$2,730	$18,659

Total assets	$2,620,501	$25,149	$46,065	$2,691,715

Full Time Employees	400	55	26	481

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A

Controls and Procedures

The Company’s Chief Executive Officer and Acting Chief Financial Officer has evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officer has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's senior management, including its Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the year ended December 31, 2022, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 is included in Part II, Item 8 of this Report under the heading “Management’s Report on Internal Control Over Financial Reporting.”
Our independent auditors have issued an audit report on management’s assessment of internal controls over financial reporting. This report is included in Part II, Item 8 of this Report under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Controls

There were no changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect these controls.

.

Item 9B

Other Information

None.

Part III
Item 10

Directors and Executive Officers and Corporate Governance

Code of Ethics

Colony Bankcorp, Inc. has adopted a Code of Ethics that applies to the Company’s principal executive officer and principal accounting and financial officer. A copy of the Code of Ethics will be provided to any person without charge, upon written request mailed to T. Heath Fountain, Colony Bankcorp, Inc., 115 S. Grant Street, Fitzgerald, Georgia 31750.

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

The Independent Registered Public Accounting Firm is Mauldin & Jenkins, LLC (Public Company Accounting Oversight Board Firm ID 669) located in Albany, Georgia for the years ended December 31, 2022 and 2021.

Item 15

Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this report:

(1)	The consolidated financial statements of Colony Bankcorp, Inc. and subsidiaries are filed as part of this report.
Report of Independent Registered Accounting Firm
Consolidated Balance Sheets - December 31, 2022 and 2021
Consolidated Statements of Income – Years ended December 31, 2022 and 2021
Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2022 and 2021
Consolidated Statements of Changes in |Stockholders’ Equity– Years ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows –Years ended December 31, 2022 and 2021
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
3.2	Articles of Amendment to Articles of Incorporation, as amended
-filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-12436), filed with the Commission on August 12, 2022 and incorporated herein by reference.
3.3	Amended and Restated Bylaws
-filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 0-12436), filed with the Commission on September 18, 2020 and incorporated herein by reference.
4.1	Description of Securities
4.2	Form of 5.25% Fixed to Floating Rate Subordinated Note due 2032
-filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 0-12436), filed with the Commission on May 23, 2022 and incorporated herein by reference.
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
10.9	Separation Agreement, Dated April 14, 2022, Between Colony Bank and Tracie Youngblood†
-filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-12436), filed with the Commission on August 12, 2022 and incorporated herein by reference.
10.10	Employment Agreement, Dated April 22, 2021, Between Colony Bank and Andrew Borrmann†
-filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on January 26, 2023 and incorporated herein by reference.
10.11	Separation and Release Agreement, Dated January 25, 2023, Between Colony Bank and Andrew Borrmann†
-filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on January 26, 2023 and incorporated herein by reference.
10.12	Employment Agreement, dated as of September 9, 2022, between Colony Bankcorp, Inc. and Max Edward Hoyle†
-filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-12436), filed with the Commission on November 10, 2022 and incorporated herein by reference.
10.13	Employment Agreement, dated as of September 9, 2022, between Colony Bankcorp, Inc. and R. Dallis Copeland, Jr.†
-filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-12436), filed with the Commission on November 10, 2022 and incorporated herein by reference.
10.14	Form of Note Purchase Agreement, dated as of May 20, 2022, by and among Colony Bankcorp, Inc. and the purchasers named therein.
- filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-12436), filed with the Commission on May 23, 2022 and incorporated herein by reference.
21	Subsidiaries of the Company
23.1	Consent of Mauldin & Jenkins, LLC
31	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.PRE	XBRL Label Linkbase Document
101.LAB	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and included in Exhibit 101)

†     Represents a management contract or a compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Colony Bankcorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

COLONY BANKCORP, INC.

/s/ T. Heath Fountain
T. Heath Fountain Chief Executive Officer/Director/Acting Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

March 16, 2023
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ T. Heath Fountain	March 16, 2023
T. Heath Fountain, /Director/Chief Executive Officer and Acting Chief Financial Officer	Date

/s/ Mark H. Massee	March 16, 2023
Mark H. Massee, Director	Date

/s/ Jonathan W. R. Ross	March 16, 2023
Jonathan W. R. Ross, Director	Date

/s/ M. Frederick Dwozan	March 16, 2023
M. Frederick Dwozan, Director	Date

/s/ Meagan M. Mowry	March 16, 2023
Meagan M. Mowry, Director	Date

/s/ Scott Lowell Downing	March 16, 2023
Scott Lowell Downing, Director	Date

/s/ Matthew D. Reed	March 16, 2023
Matthew D. Reed, Director	Date

/s/ Edward P. Loomis	March 16, 2023
Edward P. Loomis, Director	Date

/s/ Brian D. Schmitt	March 16, 2023
Brian Schmitt, Director	Date

/s/ Harold W. Wyatt, III	March 16, 2023
Harold W. Wyatt, III, Director	Date

/s/ Audrey D. Hollingsworth	March 16, 2023
Audrey D. Hollingsworth, Director	Date