Form 10-Q
period 2023-03-31
COLONY BANKCORP INC
filed 2023-05-10
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with the new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 9, 2023, the registrant had 17,592,459 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$25,283	$20,584
Federal funds sold and interest-bearing deposits in banks	56,683	60,094
Cash and cash equivalents	81,966	80,678
Investment securities available for sale, at fair value	434,705	432,553
Investment securities held to maturity, at amortized cost	463,946	465,858
Other investments, at cost	14,999	13,793
Loans held for sale	13,623	17,743
Loans	1,799,853	1,737,106
Allowance for credit losses on loans	(16,599)	(16,128)
Loans, net	1,783,254	1,720,978
Premises and equipment	41,867	41,606
Other real estate owned	651	651
Goodwill	48,923	48,923
Other intangible assets	5,262	5,664
Bank-owned life insurance	55,848	55,504
Deferred income taxes, net	26,254	28,199
Other assets	25,643	24,420
Total assets	$2,996,941	$2,936,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$537,928	$569,170
Interest-bearing	1,978,201	1,921,827
Total deposits	2,516,129	2,490,997
Federal Home Loan Bank advances	165,000	125,000
Other borrowings	63,375	78,352
Other liabilities	13,660	11,953
Total liabilities	$2,758,164	$2,706,302

Stockholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued or outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, par value $1.00 per share; 50,000,000 shares authorized, 17,593,879 and 17,598,123 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	17,594	17,598
Paid in capital	167,922	167,537
Retained earnings	113,485	111,573
Accumulated other comprehensive loss, net of tax	(60,224)	(66,440)
Total stockholders' equity	238,777	230,268
Total liabilities and stockholders' equity	$2,996,941	$2,936,570
See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended
(dollars in thousands, except per share data)	March 31, 2023	March 31, 2022
Interest income
Loans, including fees	$22,153	$16,010
Investment securities	5,860	4,171
Federal funds sold, interest bearing deposits in banks and short term investments	357	56
Total interest income	28,370	20,237

Interest expense
Deposits	4,999	599
Federal funds purchased	88	—
Federal Home Loan Bank Advances	1,626	249
Other borrowings	1,089	201
Total interest expense	7,802	1,049
Net interest income	20,568	19,188
Provision for credit losses (1)	900	50
Net interest income after provision for credit losses	19,668	19,138

Noninterest income
Service charges on deposits	1,914	1,825
Mortgage fee income	1,183	2,912
Gain on sales of SBA loans	1,057	1,726
Gain on sales of securities	—	24
Interchange fees	2,068	2,000
BOLI Income	331	312
Other	1,106	353
Total noninterest income	7,659	9,152

Noninterest expense
Salaries and employee benefits	12,609	13,272
Occupancy and equipment	1,622	1,619
Information technology expenses	2,180	2,354
Professional fees	715	869
Advertising and public relations	993	766
Communications	294	437
Other	2,752	2,488
Total noninterest expense	21,165	21,805
Income before income taxes	6,162	6,485
Income taxes	1,119	1,161
Net income	$5,043	$5,324
Earnings per common share:
Basic	$0.29	$0.34
Diluted	0.29	0.34
Dividends declared per share	0.11	0.1075
Weighted average common shares outstanding:
Basic	17,595,688	15,877,695
Diluted	17,595,688	15,877,695

(1) Beginning January 1, 2023, provision calculation is based on current expected loss methodology. Prior to January 1, 2023, calculation was based on incurred loss methodology.

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended
(dollars in thousands)	March 31, 2023	March 31, 2022
Net income	$5,043	$5,324
Other comprehensive income (loss):
Net unrealized gains (losses) on securities arising during the period	13,719	(28,774)
Tax effect	(2,488)	5,467
Reclassification adjustment for amortization of unrealized holding losses included in accumulated other comprehensive income (loss) from the transfer of securities from available for sale to held to maturity	(6,126)	(9,507)
Tax effect	1,111	1,806
Realized gains on sales of available for sale securities	—	(24)
Tax effect	—	5
Change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effects	6,216	(31,027)
Comprehensive income (loss)	$11,259	$(25,703)

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

(dollars in thousands, except per share data)	Common Stock
Three Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2022	17,598,123	$17,598	$167,537	$111,573	$(66,440)	$230,268
Cumulative change in accounting principle for ASU 2016-13, net of tax (1)	—	—	—	(1,198)	—	(1,198)
Other comprehensive income	—	—	—	—	6,216	6,216
Dividends on common shares ($0.1100 per share)	—	—	—	(1,933)	—	(1,933)
Issuance of restricted stock, net of forfeitures	1,546	2	(2)	—	—	—
Tax withholding related to vesting of restricted stock	(5,790)	(6)	(67)	—	—	(73)
Stock-based compensation expense	—	—	454	—	—	454
Net income	—	—	—	5,043	—	5,043
Balance, March 31, 2023	17,593,879	17,594	167,922	113,485	(60,224)	238,777

Balance, December 31, 2021	13,673,898	$13,674	$111,021	$99,189	$(6,177)	$217,707
Other comprehensive loss	—	—	—	—	(31,027)	(31,027)
Dividends on common shares ($0.1075 per share)	—	—	—	(1,477)	—	(1,477)
Issuance of common stock	3,848,485	3,848	55,620	—	—	59,468
Issuance of restricted stock, net of forfeitures	63,950	64	(64)	—	—	—
Stock-based compensation expense	—	—	282	—	—	282
Net income	—	—	—	5,324	—	5,324
Balance, March 31, 2022	17,586,333	$17,586	$166,859	$103,036	$(37,204)	$250,277
(1) Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2016-13: CECL

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
(dollars in thousands)	March 31, 2023	March 31, 2022
Operating Activities
Net income	$5,043	$5,324
Adjustments reconciling net income to net cash provided by operating activities:
Provision for credit losses	900	50
Depreciation, amortization, and accretion	2,233	3,115
Equity method investment (loss) income	(88)	292
Share-based compensation expense	454	282
Net change in servicing asset	(219)	(359)
Gain on sales of securities, available-for-sale	—	(24)
Gain on sales of SBA loans	(1,057)	(1,726)
Donation of other real estate owned	—	35
(Gain) loss on sales of premises & equipment	18	(31)
Originations of loans held for sale	(43,910)	(89,078)
Proceeds from sales of loans held for sale	49,087	104,726
Change in bank-owned life insurance	(344)	(329)
Deferred tax benefit	228	(230)
Change in other assets	(1,004)	1,063
Change in other liabilities	45	(1,168)
Net cash provided by operating activities	11,386	21,942
Investing Activities
Purchases of investment securities, available-for-sale	(3,518)	(90,258)
Proceeds from maturities, calls, and paydowns of investment securities, available-for-sale	7,924	17,618
Proceeds from sales of investment securities, available-for-sale	—	3,061
Proceeds from maturities, calls and paydowns of securities, held-to-maturity	2,575	2,340
Change in loans, net	(63,194)	(16,365)
Purchase of premises and equipment	(893)	(692)
Proceeds from sales of premises and equipment	—	40
Redemption of other investments	702	—
Purchase of Federal Home Loan Bank Stock	(1,820)	(107)
Net cash used in investing activities	(58,224)	(84,363)
Financing Activities
Change in noninterest-bearing customer deposits	(31,242)	5,409
Change in interest-bearing customer deposits	56,374	(29,231)
Issuance of common stock, net of stock issuance cost	—	59,468
Dividends paid for common stock	(1,933)	(1,477)
Repayments on Federal Home Loan Bank Advances	(280,000)	—
Proceeds from Federal Home Loan Bank Advances	320,000	—
Repayments on Other borrowings	(15,000)	(12,563)
Tax withholding related to vesting of restricted stock	(73)	—
Net cash provided by financing activities	48,126	21,606
Net increase (decrease) in cash and cash equivalents	1,288	(40,815)
Cash and cash equivalents at beginning of period	80,678	197,232
Cash and cash equivalents at end of period	$81,966	$156,417

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)

	Three Months Ended
(dollars in thousands)	March 31, 2023	March 31, 2022
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$6,734	$1,109
Cash paid during the period for income taxes	3	7
Noncash Investing and Financing Activities
Goodwill adjustment	—	(4)
Carrying amount of Securities AFS transferred to HTM, net of $13.1 million, respectively, unrealized loss	—	320,116
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
The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results which may be expected for the year ending December 31, 2023. These statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).
Nature of Operations
The Bank provides a full range of retail, commercial and mortgage banking services for consumers and small- to medium-size businesses located primarily in north central, south and coastal Georgia and in Alabama through two loan production offices. The Bank is headquartered in Fitzgerald, Georgia with banking and mortgage offices in Albany, Ashburn, Athens, Broxton, Centerville, Columbus, Cordele, Douglas, Eastman, Fitzgerald, LaGrange, Leesburg, Macon, Moultrie, Quitman, Rochelle, Savannah, Soperton, Statesboro, Sylvester, Tifton, Valdosta and Warner Robins and loan production offices in Birmingham and Huntsville, Alabama. Lending and investing activities are funded primarily by deposits gathered through its retail banking office network.
Use of Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and fair value of assets acquired and liabilities assumed in a business combination, including goodwill impairment.
Reclassifications
In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2023. Such reclassifications have not materially affected previously reported stockholders’ equity or net income.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Concentrations of Credit Risk
Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At March 31, 2023, approximately 86% of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Management continues to monitor these concentrations and has considered these concentrations in its allowance for credit loss analysis.
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
Allowance for Credit Losses ("ACL") – Loans
The current expected credit loss (“CECL”) approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It replaces the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred. The estimate of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the historical period used. The Company also considers future economic conditions and portfolio performance as part of a reasonable and supportable forecast period.
The ACL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed. Accrued interest receivable is excluded from the estimate of credit losses.
Management determines the ACL balance using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit behaviors along with model judgments provide the basis for the estimation of expected credit losses. Adjustments to modeled loss estimates may be made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in economic conditions, property values, or other relevant factors. For the majority of loans and leases the ACL is calculated using a discounted cash flow methodology applied at a loan level with a one-year reasonable and supportable forecast period and a two-year straight-line reversion period.
The ACL-loans is measured on a collective basis when similar risk characteristics exist. The Company has identified the following portfolio segments and calculates the ACL for each using a discounted cash flow methodology at the loan level, with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type:
•Construction, land & land development - Risks common to construction, land & development loans are cost overruns, changes in market demand for property, inadequate long-term financing arrangements and declines in real estate values.
•Other commercial real estate - Loans in this category are susceptible to business failure and general economic conditions declines in real estate value, declines in occupancy rates, and lack of suitable alternative use for the property.
•Commercial, financial & agricultural - Risks to this loan category include the inability to monitor the condition of the collateral, which often consists of inventory, accounts receivable and other non-real estate assets. Equipment and

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
inventory obsolescence can also pose a risk. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt.
•Residential real estate - Residential real estate loans are susceptible to weakening general economic conditions, increases in unemployment rates and declining real estate values.
•Consumer and other - Risks common to consumer direct loans include unemployment and changes in local economic conditions as well as the inability to monitor collateral consisting of personal property.
When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.
Allowance for Credit Losses – Off-Balance Sheet Credit Exposures
Management estimates expected credit losses on commitments to extend credit over the contractual period during which the Company is exposed to credit risk on the underlying commitments. The ACL on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The ACL is calculated using the same aggregate reserve rates calculated for the funded portion of loans at the portfolio level applied to the amount of commitments expected to fund.
Allowance for Credit Losses – Held-to-Maturity ("HTM")
Management measures current expected credit losses on HTM debt securities on a collective basis by major security type. The estimate of current expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management classifies the HTM portfolio into the following major security types: U.S. Treasuries, U.S. agencies and state, county and municipal, and mortgage-backed securities. Accrued interest receivable on HTM debt is excluded from the estimate of credit losses.
All of the residential and commercial mortgage-backed securities held by the Company as HTM are issued by U.S. Government agencies and government sponsored entities. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The state and political subdivision securities are also highly rated by major rating agencies.
Allowance for Credit Losses – Available-for-Sale Securities ("AFS")
For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.
Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Changes in Accounting Principles
ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, was adopted by the Company on January 1, 2023, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.
The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost, and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $1.2 million, net of tax, as of January 1, 2023 for the cumulative effect of adopting ASC 326, primarily related to credit losses for unfunded commitments.
ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, was adopted by the Company on January 1, 2023. This ASU provides guidance on eliminating the requirement for classification of and disclosures around troubled debt restructurings (TDRs). The purpose of this guidance is to eliminate unnecessary and overly-complex disclosures of loans that are already incorporated into the allowance for credit losses and related disclosures. This ASU further requires the disclosure of current-period gross charge-offs by year of origination. The Company includes TDRs in its measurement of expected credit losses under the CECL methodology and also did not have any new loans identified as TDRs during the period ended March 31, 2023. Current period gross charge-offs are included in the term loan vintage table in Note 3 - Loans.
In March 2023, the FASB issued ASU 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” ASU 2023-02 permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. ASU 2023-02 is not expected to have a material impact on the Company’s consolidated financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(2) Investment Securities
The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)
March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. treasury securities	$1,346	$—	$(22)	$1,324
U.S. agency	4,913	—	(386)	4,527
Asset backed securities	29,573	9	(723)	28,859
State, county & municipal securities	125,765	7	(17,739)	108,033
Corporate debt securities	54,712	22	(6,116)	48,618
Mortgage-backed securities	268,967	29	(25,652)	243,344
Total	$485,276	$67	$(50,638)	$434,705

March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:
U.S. treasury securities	$92,032	$—	$(2,856)	$89,176
U.S. agency	16,377	—	(1,573)	14,804
State, county & municipal securities	136,270	157	(14,957)	121,470
Mortgage-backed securities	219,267	—	(25,646)	193,621
Total	$463,946	$157	$(45,032)	$419,071

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. treasury securities	$1,644	$—	$(22)	$1,622
U.S. agency	5,035	—	(450)	4,585
Asset backed securities	31,468	—	(1,480)	29,988
State, county & municipal securities	126,119	—	(21,363)	104,756
Corporate debt securities	54,741	164	(5,320)	49,585
Mortgage-backed securities	271,199	9	(29,191)	242,017
Total	$490,206	$173	$(57,826)	$432,553

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:
U.S. treasury securities	$91,615	$—	$(4,149)	$87,466
U.S. agency	16,409	—	(1,838)	14,571
State, county & municipal securities	136,138	32	(19,518)	116,652
Mortgage-backed securities	221,696	—	(29,121)	192,575
Total	$465,858	$32	$(54,626)	$411,264

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The Company elected to exclude accrued interest receivable from the amortized cost basis of available-for-sale and held-to-maturity securities disclosed throughout this note. As of March 31, 2023 and December 31, 2022, accrued interest receivable for available-for-sale and held-to-maturity securities totaled $2.2 million and $2.6 million, and $2.0 million and $1.9 million, respectively, and is included in the "other assets" line item on the Company’s consolidated balance sheet.

The Company transferred certain agency-issued securities from the available-for-sale to held-to-maturity portfolio on January 1, 2022 and September 1, 2022, having a combined book value of approximately $511.0 million and a combined market value of approximately $477.0 million. As of the date of each transfer, the related pre-tax net unrecognized losses of approximately $34.0 million within the accumulated other comprehensive loss balance are being amortized over the remaining term of the securities using the effective interest method. This transfer was completed after careful consideration of the Company’s intent and ability to hold these securities to maturity. Factors used in assessing the ability to hold these securities to maturity were future liquidity needs and sources of funding. The Company has had no other transfers of securities since September 1, 2022.
The amortized cost and fair value of investment securities as of March 31, 2023, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,517	$1,494	$—	$—
Due after one year through five years	13,778	12,766	84,463	81,520
Due after five years through ten years	95,218	82,084	74,282	67,157
Due after ten years	105,796	95,017	85,934	76,773
	$216,309	$191,361	$244,679	$225,450

Mortgage-backed securities	268,967	243,344	219,267	193,621
	$485,276	$434,705	$463,946	$419,071
Proceeds from the sale of investment securities totaled $3.1 million for the three months ended March 31, 2022. The sale of investment securities resulted in gross realized gains of $24,000 for the three months ended March 31, 2022.
Investment securities having a carrying value of approximately $389.3 million and $541.8 million were pledged to secure public deposits and for other purposes as of March 31, 2023 and December 31, 2022, respectively.
Information pertaining to available-for-sale securities with gross unrealized losses at March 31, 2023 and December 31, 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2023
U.S. treasury securities	$1,078	$(18)	$246	$(4)	$1,324	$(22)
U.S. agency securities	149	(1)	4,378	(385)	4,527	(386)
Asset backed securities	1,280	(30)	21,658	(693)	22,938	(723)
State, county & municipal securities	8,433	(327)	99,032	(17,412)	107,465	(17,739)
Corporate debt securities	10,021	(1,533)	37,053	(4,583)	47,074	(6,116)
Mortgage-backed securities	31,643	(825)	204,292	(24,827)	235,935	(25,652)
	$52,604	$(2,734)	$366,659	$(47,904)	$419,263	$(50,638)

December 31, 2022
U.S. treasury securities	$1,377	$(17)	$245	$(5)	$1,622	$(22)
U.S. agency securities	3,221	(257)	1,364	(193)	4,585	(450)
Asset backed securities	10,780	(319)	19,208	(1,161)	29,988	(1,480)
State, county & municipal securities	29,284	(3,629)	75,472	(17,734)	104,756	(21,363)
Corporate debt securities	17,258	(1,463)	30,651	(3,857)	47,909	(5,320)
Mortgage-backed securities	122,031	(7,890)	119,409	(21,301)	241,440	(29,191)
	$183,951	$(13,575)	$246,349	$(44,251)	$430,300	$(57,826)
Information pertaining to held-to-maturity securities with gross unrealized losses at March 31, 2023 and December 31, 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2023
U.S. treasury securities	$—	$—	$89,176	$(2,856)	$89,176	$(2,856)
U.S. agency securities	—	—	14,804	(1,573)	14,804	(1,573)
State, county & municipal securities	3,286	(47)	101,998	(14,910)	105,284	(14,957)
Mortgage-backed securities	—	—	193,621	(25,646)	193,621	(25,646)
	$3,286	$(47)	$399,599	$(44,985)	$402,885	$(45,032)

December 31, 2022
U.S. treasury securities	$—	$—	$87,466	$(4,149)	$87,466	$(4,149)
U.S. agency securities	—	—	14,571	(1,838)	14,571	(1,838)
State, county & municipal securities	9,858	(1,392)	105,734	(18,126)	115,592	(19,518)
Mortgage-backed securities	13,580	(729)	178,995	(28,392)	192,575	(29,121)
	$23,438	$(2,121)	$386,766	$(52,505)	$410,204	$(54,626)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
At March 31, 2023, there were 281 available-for-sale securities and 149 held-to-maturity securities that had unrealized losses. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.
The Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), as amended on January 1, 2023 which included evaluation of expected credit losses on debt securities. As part of the Company's calculated credit losses, the allowance for credit losses on investment securities was determined to be de minimis due to the high credit quality of the portfolio, which includes securities issued or guaranteed by the U.S. Treasury, U.S. Government agencies and high quality municipalities. Therefore, no allowance for credit losses was recorded as of March 31, 2023. See Note 1 for additional details on the allowance for credit losses as it relates to the securities portfolio.

(3) Loans
The following table presents the composition of loans segregated by class of loans, as of March 31, 2023 and December 31, 2022.

(dollars in thousands)	March 31, 2023	December 31, 2022
Construction, land & land development	$249,720	$229,435
Other commercial real estate	985,627	975,447
Total commercial real estate	1,235,347	1,204,882
Residential real estate	316,415	290,054
Commercial, financial, & agricultural	225,269	223,923
Consumer and other	22,822	18,247
Total Loans	$1,799,853	$1,737,106
The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of March 31, 2023 and December 31, 2022, accrued interest receivable for loans totaled $7.1 million and $6.8 million, respectively, and is included in the "other assets" line item on the Company’s consolidated balance sheet.

Commercial, financial & agricultural loans are extended to a diverse group of businesses within the Company’s market area. These loans are often underwritten based on the borrower’s ability to service the debt from income from the business. Real estate construction loans often require loan funds to be advanced prior to completion of the project. Due to uncertainties inherent in estimating construction costs, changes in interest rates and other economic conditions, these loans often pose a higher risk than other types of loans. Consumer and other loans are originated at the Bank level.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
•Grades 7 and 8 - These grades includes “substandard” loans in accordance with regulatory guidelines. This category includes borrowers with well-defined weaknesses that jeopardize the payment of the debt in accordance with the agreed terms. Loans considered to be impaired are assigned grade 8, and these loans often have assigned loss allocations as part of the allowance for credit losses. Generally, loans on which interest accrual has been stopped would be included in this grade.
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
The following table presents the loan portfolio segregated by class of loans and the risk category of term loans by vintage year, which is the year of origination or most recent renewal, as of March 31, 2023. Those loans with a risk grade of 1, 2, 3, 4 and 5 have been combined in the pass column for presentation purposes. There were no loans with a risk rating of "doubtful" or "loss" at March 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolvers	Revolvers converted to term loans	Total
March 31, 2023
Construction, land & land development
Risk rating
Pass	$25,111	$156,160	$39,399	$8,807	$1,724	$6,342	$11,184	$—	$248,727
Special Mention	—	—	—	—	—	233	—	—	233
Substandard	—	599	5	—	67	89	—	—	760
Total Construction, land & land development	25,111	156,759	39,404	8,807	1,791	6,664	11,184	—	249,720

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate
Risk rating
Pass	24,793	324,093	222,365	99,740	91,335	174,315	26,595	48	963,284
Special Mention	—	54	2,843	1,767	4,634	6,879	—	—	16,177
Substandard	—	2,672	170	—	—	3,278	46	—	6,166
Total Other commercial real estate	24,793	326,819	225,378	101,507	95,969	184,472	26,641	48	985,627

Current period gross write offs	—	—	—	—	—	—	—	—	—

Residential real estate
Risk rating
Pass	17,738	121,766	56,799	24,317	9,924	51,143	21,485	—	303,172
Special Mention	299	158	109	87	968	5,211	122	—	6,954
Substandard	—	532	240	234	96	5,187	—	—	6,289

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Total Residential real estate	18,037	122,456	57,148	24,638	10,988	61,541	21,607	—	316,415

Current period gross write offs	—	—	—	—	—	—	—	—	—

Commercial, financial, & agricultural
Risk rating
Pass	19,919	65,936	30,800	17,615	6,670	16,188	61,430	151	218,709
Special Mention	—	83	200	197	35	91	491	—	1,097
Substandard	—	34	4,676	309	33	319	92	—	5,463
Total Commercial, financial, & agricultural	19,919	66,053	35,676	18,121	6,738	16,598	62,013	151	225,269

Current period gross write offs	—	200	12	—	—	61	—	—	273

Consumer and other
Risk rating
Pass	8,219	6,252	3,291	2,109	1,281	1,169	358	—	22,679
Special Mention	—	11	23	8	27	5	—	—	74
Substandard	15	18	1	22	2	11	—	—	69
Total Consumer and other	8,234	6,281	3,315	2,139	1,310	1,185	358	—	22,822

Current period gross write offs	—	—	—	3	—	—	—	—	3

Total Loans
Risk rating
Pass	95,780	674,207	352,654	152,588	110,934	249,157	121,052	199	1,756,571
Special Mention	299	307	3,174	2,059	5,664	12,418	613	—	24,534
Substandard	15	3,855	5,092	566	198	8,884	138	—	18,748
Total Loans	$96,094	$678,369	$360,920	$155,213	$116,796	$270,459	$121,803	$199	$1,799,853

Total current period gross write offs	$—	$200	$12	$3	$—	$61	$—	$—	$276

The following table presents the loan portfolio by credit quality indicator (risk grade) as of December 31, 2022. Those loans with a risk grade of 1, 2, 3, 4 and 5 have been combined

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
in the pass column for presentation purposes. There were no loans with a risk rating of "doubtful" or "loss" at December 31, 2022.

(dollars in thousands)		Special
December 31, 2022	Pass	Mention	Substandard	Total
Construction, land & land development	$228,494	$290	$651	$229,435
Other commercial real estate	951,126	17,562	6,759	975,447
Total commercial real estate	1,179,620	17,852	7,410	1,204,882
Residential real estate	277,930	6,574	5,550	290,054
Commercial, financial, & agricultural	220,908	885	2,130	223,923
Consumer and other	18,157	54	$36	18,247
Total Loans	$1,696,615	$25,365	$15,126	$1,737,106
A loan’s risk grade is assigned at loan origination and is based on the financial strength of the borrower and the type of collateral. Loan risk grades are subject to review at various times throughout the year as part of the Company’s ongoing loan review process. Loans with an assigned risk grade of six or below and an outstanding balance of $500,000 or more are reassessed on a quarterly basis. During this reassessment process individual reserves may be identified and placed against certain loans which are not considered impaired.
In assessing the overall economic condition of the markets in which it operates, the Company monitors the unemployment rates for its major service areas. The unemployment rates are reviewed on a quarterly basis as part of the allowance for credit loss determination.
Loans are placed on nonaccrual status if principal or interest payments become 90 days past due or when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory guidelines. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due.
Collateral-Dependent Loans
We classify a loan as collateral-dependent when our borrower is experiencing financial difficulty, and we expect repayment to be provided substantially through the operation or sale of collateral. Our commercial loans have collateral that is comprised of real estate and business assets. Our consumer loans have collateral that is substantially comprised of residential real estate.
There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the three months ended March 31, 2023.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the aging of the amortized cost basis of loans by aging category and accrual status as of March 31, 2023 and December 31, 2022:

(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
March 31, 2023
Construction, land & land development	$9	$—	$9	$124	$249,587	$249,720
Other commercial real estate	554	—	554	1,541	983,532	985,627
Total commercial real estate	563	—	563	1,665	1,233,119	1,235,347
Residential real estate	1,596	—	1,596	2,953	311,866	316,415
Commercial, financial, & agricultural	2,602	—	2,602	2,530	220,137	225,269
Consumer and other	15	—	15	17	22,790	22,822
Total Loans	$4,776	$—	$4,776	$7,165	$1,787,912	$1,799,853

December 31, 2022
Construction, land & land development	$—	$—	$—	$149	$229,286	$229,435
Other commercial real estate	395	—	395	1,509	973,543	975,447
Total commercial real estate	395	—	395	1,658	1,202,829	1,204,882
Residential real estate	882	—	882	2,686	286,486	290,054
Commercial, financial, & agricultural	476	—	476	1,341	222,106	223,923
Consumer and other	40	—	40	21	18,186	18,247
Total Loans	$1,793	$—	$1,793	$5,706	$1,729,607	$1,737,106

The following table is a summary of the Company's nonaccrual loans by major categories for the periods indicated.

	March 31, 2023
(dollars in thousands)	Nonaccrual Loans with No Related ACL	Nonaccrual Loans with a Related ACL	Total Nonaccrual Loans

Construction, land & land development	$124	$—	$124
Other commercial real estate	1,497	44	1,541
Total commercial real estate	1,621	44	1,665
Residential real estate	2,953	—	2,953
Commercial, financial, & agricultural	2,530	—	2,530
Consumer and other	17	—	17
Total Loans	$7,121	$44	$7,165

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table details impaired loan data, including purchased credit impaired loans, as of December 31, 2022.

	December 31, 2022
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With No Related Allowance Recorded
Construction, land & land development	$40	$40	$—	$10
Other commercial real estate	3,754	3,754	—	5,311
Residential real estate	62	62	—	570
Commercial, financial & agricultural	—	—	—	306
Consumer and other	—	—	—	1
	3,856	3,856	—	6,198

With An Allowance Recorded
Construction, land & land development	474	474	44	177
Other commercial real estate	—	—	—	503
Residential real estate	—	—	—	588
Commercial, financial & agricultural	—	—	—	369
Consumer and other	—	—	—	—
	474	474	44	1,637
Purchased Credit Impaired Loans
Construction, land & land development	—	—	—	—
Other commercial real estate	798	798	33	760
Residential real estate	—	—	—	13
Commercial, financial & agricultural	—	—	—	—
Consumer and other	—	—	—	65
	798	798	33	838
Total
Construction, land & land development	514	514	44	187
Other commercial real estate	4,552	4,552	33	6,574
Residential real estate	62	62	—	1,171
Commercial, financial & agricultural	—	—	—	675
Consumer and other	—	—	—	66
	$5,128	$5,128	$77	$8,673
Interest income recorded on impaired loans during the three months ended March 31, 2023 and 2022 was $154,000 and $215,000, respectively.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a discounted cash flow model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.
Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness on certain of its real estate loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.
In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. Upon the Company's determination that a modified loan, or portion of a loan, has subsequently been deemed uncollectible, the loan, or portion of the loan, is written off.
The Company had no loans that were modified due to financial difficulty during the three months ended March 31, 2023.
Prior to adoption of ASU 2022-02 on January 1, 2023, the restructuring of a loan was considered a troubled debt restructuring ("TDR") if both the borrower was experiencing financial difficulties and the Company had granted a concession to the terms of the loan. Concessions may have included interest rate reductions to below market interest rates, principal forgiveness, restructured amortization schedules and other actions intended to minimize potential losses.
As discussed in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2022, which are included in the Company’s 2022 Form 10-K, once a loan was identified as a TDR, it was accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that had a troubled debt restructured loan as of December 31, 2022 and March 31, 2022. Loans modified in a TDR were considered to be in default once the loan became 90 days past due. A TDR ceased being classified as impaired if the loan was subsequently modified at market terms and, had performed according to the modified terms for at least six months, and there had not been any prior principal forgiveness on a cumulative basis.
The Company had no loans that subsequently defaulted during the three months ended March 31, 2022 and for the year ended December 31, 2022.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4) Allowance for Credit Losses
As previously mentioned in Note 1, since the adoption of ASC 326 on January 1, 2023, the ACL for loans represents management's estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet. The following tables present the balance sheet activity in the ACL by portfolio segment for loans for the three month periods ended March 31, 2023 and March 31, 2022.

	CECL
(dollars in thousands)	Balance December 31, 2022	Adoption of ASU 2016-13	Charge-Offs	Recoveries	Provision for credit losses on loans	Balance, March 31, 2023
Three Months Ended March 31, 2023
Construction, land & land development	$1,959	$148	$—	$3	$232	$2,342
Other commercial real estate	8,886	(630)	—	14	(148)	8,122
Total commercial real estate	10,845	(482)	—	17	84	10,464
Residential real estate	2,354	1,053	—	11	694	4,112
Commercial, financial & agricultural	2,709	(690)	(273)	7	(96)	1,657
Consumer and other	220	66	(3)	4	79	366
Total allowance for credit losses on loans	$16,128	$(53)	$(276)	$39	$761	$16,599

	Incurred Loss
(dollars in thousands)	Balance December 31, 2021	Charge-Offs	Recoveries	Provision	Balance, March 31, 2022
Three Months Ended March 31, 2022
Construction, land & land development	$1,127	$—	$6	$206	$1,339
Other commercial real estate	7,691	(58)	7	(285)	7,355
Total commercial real estate	8,818	(58)	13	(79)	8,694
Residential real estate	1,805	(18)	4	20	1,811
Commercial, financial & agricultural	1,083	(16)	44	976	2,087
Consumer and other	1,204	(16)	6	(867)	327
Total allowance for loan losses	$12,910	$(108)	$67	$50	$12,919
As of March 31, 2023, Colony used a one-year reasonable and supportable forecast period. The changes in loss rates used as the basis for the estimate of credit losses during this period were modeled using historical data from peer banks and macroeconomic forecast data obtained from a third party vendor, which were then applied to Colony's recent default experience as a starting point. As of March 31, 2023, the Company expects that the markets in which it operates will experience a decline in economic conditions and an increase in the unemployment rate and level and trend of delinquencies, over the next two years. Management adjusted the historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio.
The following table represents the recorded investment in loans by portfolio segment and the balance of the allowance assigned to each segment based on the incurred loss methodology of evaluating the loans for impairment as of December 31, 2022.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Construction, land and land development	Other commercial real estate	Residential real estate	Commercial, financial & agricultural	Consumer and other	Total
Year ended December 31, 2022
Period end amount allocated to
Individually evaluated for impairment	$44	$—	$—	$—	$—	$44
Collectively evaluated for impairment	1,915	8,853	2,354	2,709	220	16,051
Purchase credit impaired	—	33	—	—	—	33
Ending Balance	$1,959	$8,886	$2,354	$2,709	$220	$16,128

Loans
Individually evaluated for impairment	$514	$3,754	$62	$—	$—	$4,330
Collectively evaluated for impairment	228,921	970,895	289,992	223,923	18,247	1,731,978
Purchase credit impaired	—	798	—	—	—	798
Ending Balance	$229,435	$975,447	$290,054	$223,923	$18,247	$1,737,106
The Company determines its individual reserves during its quarterly review of substandard loans. This process involves reviewing all loans with a risk grade of 6 or greater and an outstanding balance of $500,000 or more, regardless of the loans impairment classification.
The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable. The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded commitments is separately classified on the balance sheet within Other liabilities.
The following table presents the balance and activity in the allowance for credit losses for unfunded commitments for the three months ended March 31, 2023.

(dollars in thousands)	Total Allowance for Credit Losses-Unfunded Commitments
Balance, December 31, 2022	$—
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	1,661
Provision for unfunded commitments	139
Balance, March 31, 2023	$1,800

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(5) Borrowings
The following table presents information regarding the Company’s outstanding borrowings at March 31, 2023 and December 31, 2022:

(dollars in thousands)	March 31, 2023	December 31, 2022
Federal Home Loan Bank advances	165,000	125,000
Other borrowings	63,375	78,352
	$228,375	$203,352
Advances from the Federal Home Loan Bank (“FHLB”) have maturities ranging from 2023 to 2028 and interest rates ranging from 3.83% to 4.93%. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans, commercial loans, multifamily loans and HELOC loans. At March 31, 2023, the lendable collateral of those loans pledged is $252.2 million. At March 31, 2023, the Company had remaining credit availability from the FHLB of $567.0 million. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.
The Company's debentures issued in connection with trust preferred securities are recorded as other borrowings on the consolidated balance sheets, but, subject to certain limitations, qualify as Tier 1 capital for regulatory capital purposes. At March 31, 2023 and December 31, 2022, $24.2 million of debentures underlying trust preferred securities were outstanding. The proceeds from the offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the bank subsidiary. The debentures underlying the trust preferred securities require quarterly interest payments.
On May 20, 2022, the Company completed a private placement of $40.0 million in fixed-to-floating rate subordinated notes due 2032 (the "Notes"). The Notes will bear a fixed rate of 5.25% for the first five years and will reset quarterly thereafter to then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 265 basis points for the five-year floating term. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after May 20, 2027, or at any time, in whole or in part, upon certain other specified events. At March 31, 2023, $39.1 million of the Notes, net of debt issuance costs were outstanding.
The aggregate stated maturities of other borrowed money at March 31, 2023 are as follows:

(dollars in thousands)
Year	Amount
2023	$110,000
2027	15,000
2028 and After	103,375
$228,375
The Company also has available federal funds lines of credit with various financial institutions totaling $64.5 million, with no outstanding balance at March 31, 2023.
The Company has the ability to borrow funds from the Federal Reserve Bank (“FRB”) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At March 31, 2023, the Company had $57.2 million borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.
The Company also has the ability to participate in the FRB Term Funding Program, a new form of one-year emergency funding, with an available line of $100.0 million. The Company would be required to purchase Treasury securities or other debt obligations. The Company has not utilized this source of funding as of March 31, 2023.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(6) Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock.
The following table presents earnings per share for the three months ended March 31, 2023 and 2022.

(dollars in thousands, except per share data)	Three Months Ended March 31,
	2023	2022
Numerator
Net income available to common stockholders	$5,043	$5,324

Denominator
Weighted average number of common shares
Outstanding for basic earnings per common share	17,595,688	15,877,695
Weighted-average number of shares outstanding for diluted earnings per common share	17,595,688	15,877,695

Earnings per share - basic	$0.29	$0.34

Earnings per share - diluted	$0.29	$0.34

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
At March 31, 2023 and December 31, 2022 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(dollars in thousands)	March 31, 2023	December 31, 2022
Loan commitments	$406,282	$379,997
Letters of credit	3,158	3,333
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
Legal Contingencies. In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. As of March 31, 2023, the aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.

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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2023 and December 31, 2022 are as follows:

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Cash and short-term investments	$81,966	$81,966	$81,966	$—	$—
Investment securities available for sale	434,705	434,705	—	419,750	14,955
Investment securities held to maturity	463,946	419,071	—	419,071	—
Other investments, at cost	14,999	14,999	—	14,903	96
Loans held for sale	13,623	13,623	—	13,623	—
Loans, net	1,783,254	1,628,671	—	—	1,628,671

Liabilities
Deposits	2,516,129	2,506,457	—	2,506,457	—
Federal Home Loan Bank advances	165,000	164,831	—	164,831	—
Other borrowings	63,375	53,951	—	53,951	—

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Cash and short-term investments	$80,678	$80,678	$80,678	$—	$—
Investment securities available for sale	432,553	432,553	—	416,957	15,596
Investment securities held to maturity	465,858	411,264	—	411,264	—
Other investments, at cost	13,793	13,793	—	13,003	790
Loans held for sale	17,743	17,743	—	17,743	—
Loans, net	1,720,978	1,469,707	—	—	1,469,707

Liabilities
Deposits	2,490,997	2,489,481	—	2,489,481	—
Federal Home Loan Bank advances	125,000	125,163	—	125,163	—
Other borrowings	78,352	69,930	—	69,930	—
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
Collateral dependent impaired loans – Prior to the adoption of ASU 2016-13, impaired loans were those loans which the Company measured impairment generally based on the fair value of the loan’s collateral. Fair value was generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets were included as Level 3 fair values, based upon the lowest level of input that was significant to the fair value measurements.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Assets Measured at Fair Value on a Recurring and Nonrecurring Basis – The following tables present the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall. The tables below include only collateral dependent impaired loans with a specific reserve and only other real estate properties with a valuation allowance at March 31, 2023 and December 31, 2022. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2023
Nonrecurring
Collateral dependent impaired loans	$651	$—	$—	$651
Other real estate owned	651	—	—	651
Total nonrecurring assets	$1,302	$—	$—	$1,302

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2022
Nonrecurring
Collateral dependent impaired loans	$521	$—	$—	$521
Other real estate owned	651	—	—	651
Total nonrecurring assets	$1,172	$—	$—	$1,172

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at March 31, 2023 and December 31, 2022. This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

(dollars in thousands)	March 31, 2023	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Collateral dependent impaired loans	$651	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	25%	50%
Other real estate owned	651	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	—%	20%

(dollars in thousands)	December 31, 2022	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Collateral dependent impaired loans	$521	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	25%	50%
Other real estate owned	651	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	—%	20%

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents quantitative information about recurring level 3 fair value measurements as of March 31, 2023 and December 31, 2022.

	As of March 31, 2023
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Available for sale securities	$14,955	Discounted Cash Flow	Discount Rate or Yield	N/A*
Other investments	96	Discounted Cash Flow	Discount Rate or Yield	N/A*

	As of December 31, 2022
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Available for sale securities	$15,596	Discounted Cash Flow	Discount Rate or Yield	N/A*
Other investments	790	Discounted Cash Flow	Discount Rate or Yield	N/A*
* The Company relies on a third-party pricing service to value its securities. The details of the unobservable inputs and other adjustments used by the third-party pricing service were not readily available to the Company.
The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three months ended March 31, 2023.

	Available for sale securities	Other Investments
(dollars in thousands)
Balance, Beginning	$15,596	$790
Redemptions/Payments	(533)	(703)
Unrealized/realized losses/(gains) included in earnings	(488)	9
Transfer to Level 3	380	—
Balance, Ending	$14,955	$96
The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There was $380,000 in transfers between levels for the period ended March 31, 2023 and no transfers of securities between levels for the three months ended March 31, 2022.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(9) Segment Information
The Company’s operating segments include banking, mortgage banking and small business specialty lending division. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. The Small Business Specialty Lending Division segment derives its revenue from the origination, sales and servicing of Small Business Administration loans and other government guaranteed loans. Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows. The following tables present information reported internally for performance assessment for the three months ended March 31, 2023 and 2022:

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three Months Ended March 31, 2023
Net Interest Income	$20,138	$3	$427	$20,568
Provision for Credit Losses	900	—	—	900
Noninterest Income	4,918	1,277	1,464	7,659
Noninterest Expenses	17,812	1,712	1,641	21,165
Income Taxes	1,155	(86)	50	1,119
Segment Profit	$5,189	$(346)	$200	$5,043

Segments Assets at March 31, 2023	$2,930,421	$7,895	$58,625	$2,996,941

Full time employees at March 31, 2023	407	59	30	496

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three Months Ended March 31, 2022
Net Interest Income	$18,824	$71	$293	$19,188
Provision for Credit Losses	50	—	—	50
Noninterest Income	4,300	2,912	1,940	9,152
Noninterest Expenses	17,701	2,711	1,393	21,805
Income Taxes	900	101	160	1,161
Segment Profit	$4,473	$171	$680	$5,324

Segments Assets at December 31, 2022	$2,857,893	$18,221	$60,456	$2,936,570

Full time employees at March 31, 2022	404	62	28	494

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(10) Regulatory Capital Matters
The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies. Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations.
As of March 31, 2023, the Company and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized, the Company and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the tables below, and have met certain other requirements. Management believes that the Company and the Bank exceeded all well-capitalized requirements at March 31, 2023, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.
The Board of Governors of the Federal Reserve raised the threshold for determining applicable of the Small Bank Holding Company and Savings and Loan Company Policy Statement in August 2018 from $1 billion to $3 billion in consolidated total assets to provide regulatory burden relief, therefore, the Company is no longer subject to the minimum capital requirements on a consolidated basis.
The following tables summarize regulatory capital information as of March 31, 2023 and December 31, 2022 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for March 31, 2023 and December 31, 2022 were calculated in accordance with the Basel III rules.

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2023
Total Capital to Risk-Weighted Assets
Consolidated	$319,700	14.80%	$172,811	8.00%	N/A	N/A
Colony Bank	277,346	12.88	172,265	8.00	$215,331	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	262,154	12.14	129,565	6.00	N/A	N/A
Colony Bank	258,947	12.02	129,258	6.00	172,344	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	237,925	11.01	97,245	4.50	N/A	N/A
Colony Bank	258,947	12.02	96,944	4.50	140,030	6.50

Tier 1 Capital to Average Assets
Consolidated	262,154	8.90	117,822	4.00	N/A	N/A
Colony Bank	258,947	8.82	117,436	4.00	146,795	5.00

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Total Capital to Risk-Weighted Assets
Consolidated	$318,250	15.11%	$168,498	8.00%	N/A	N/A
Colony Bank	272,812	12.99	168,014	8.00	$210,017	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	262,999	12.49	126,341	6.00	N/A	N/A
Colony Bank	256,684	12.22	126,031	6.00	168,042	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	238,770	11.34	94,750	4.50	N/A	N/A
Colony Bank	256,684	12.22	94,524	4.50	136,534	6.50

Tier 1 Capital to Average Assets
Consolidated	262,999	9.17	114,721	4.00	N/A	N/A
Colony Bank	256,684	8.97	114,463	4.00	143,079	5.00

(11) Subsequent Events
Dividend
On April 27, 2023, the Board of Directors declared a quarterly cash dividend of $0.11 per share, to be paid on its common stock on May 24, 2023, to shareholders of record as of the close of business on May 10, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Colony Bankcorp, Inc. and our wholly owned subsidiary, Colony Bank, from December 31, 2022 through March 31, 2023 and on our results of operations for the three months ended March 31, 2023 and 2022. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto in the Company's 2022 Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
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
A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this Quarterly Report on Form 10-Q and the following:
•the impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within our primary market areas, including the effects of inflationary pressures, changes in interest rates, slowdowns in economic growth, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior (including the velocity of loan repayment) and credit risk as a result of the foregoing

•changes in interest rate environment (including changes to the federal funds rate, the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities), and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;

•recent adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;

•our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;

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
•our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses ("ACL"), including the implementation of the Current Expected Credit Losses ("CECL") model;
•the adequacy of our reserves (including allowance for credit losses) and the appropriateness of our methodology for calculating such reserves;
•our ability to successfully execute our business strategy to achieve profitable growth;
•the concentration of our business within our geographic areas of operation in Georgia and Alabama and neighboring markets;
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

•the effects of war or other conflicts (including the military conflict between Russia and Ukraine), acts of terrorism, acts of God, natural disasters, health emergencies, epidemics or pandemics, climate changes, or other catastrophic events that may affect general economic conditions;
•the risks related to environmental,social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter the Company's reputation and shareholder, associate, customer and third-party affiliations; and
•other risks and factors identified in our 2022 Form 10-K, this Quarterly Report on Form 10-Q for the period ended March 31, 2023, and in any of the Company's other reports filed with the U.S. Securities and Exchange Commission and available on its website at www.sec.gov.
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

Overview
The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of March 31, 2023 and December 31, 2022, and results of operations for each of the three month periods ended March 31, 2023 and 2022. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.
At March 31, 2023, the Company had total consolidated assets of $3.0 billion, total loans, net of $1.8 billion, total deposits of $2.5 billion, and stockholders’ equity of $238.8 million. The Company reported net income of $5.0 million, or $0.29 per diluted share, for the three months ended March 31, 2023 compared to net income of $5.3 million, or $0.34 per diluted share, for the three months ended March 31, 2022. The decrease in net income for the three months ended March 31, 2023 compared to the same period ended March 31, 2022 was primarily a result of the decreases in mortgage fee income and gains on sales of SBA loans, partially offset by increase in net interest income.
Net interest income on a tax equivalent basis increased to $20.7 million for the first quarter of 2023, compared to $19.3 million for the same period in 2022, primarily due to an increase in investment securities and loan rates, offset comparably by an increase in deposit and borrowing rates. The net interest margin decreased to 3.08% for the quarter ended March 31, 2023 from 3.13% for the same period in 2022. The primary reason for the decrease in net interest margin for the three months ended March 31, 2023 compared to the same period in 2022 is due to an increase in the yield on deposits and borrowings that outpaced the increase in the yield on loans and securities.
Provision for credit losses for the three months ended March 31, 2023 was $900,000, which represents $761,000 in credit losses on loans and $139,000 in credit losses on unfunded commitments. This is compared to $50,000 for the same period in 2022, which represents provision for loan losses. Net charge-offs for the first quarter of 2023 were $237,000 compared to $41,000 for the same period in 2022. As of March 31, 2023, Colony’s allowance for credit losses on loans was $16.6 million, or 0.92% of total loans, compared to $16.1 million, or 0.93% of total loans, at December 31, 2022. At March 31, 2023 and December 31, 2022, nonperforming assets were $7.8 million and $6.4 million, or 0.26% and 0.22% of total assets, respectively.
Noninterest income of $7.7 million for the first quarter of 2023 was down $1.5 million, or 16.31%, from the first quarter of 2022. The decrease was primarily due to decreases in both mortgage fee income and gains on sales of SBA loans, offset by increases in other noninterest income. See "Table 3 - Noninterest income" for more detail and discussion on the primary drivers to the decrease in noninterest income.
For the three months ended March 31, 2023, noninterest expense was $21.2 million, a decrease of $640,000, or 2.94%, from the same period in 2022. Decreases in noninterest expense are primarily due to decreases year over year in salaries and employee benefits expenses. See "Table 4 - Noninterest expense" for more detail and discussion on the primary drivers to the decrease in noninterest expense.

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
CECL Adoption

On January 1, 2023, the Company adopted ASC Topic 326 which replaces the incurred loss approach for measuring credit losses with an expected loss model, referred to the current expected credit loss ("CECL") model. CECL applies to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures, which include, but are not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The adoption of this guidance resulted in a decrease of the allowance for credit losses on loans of $53,000, the creation of an allowance for unfunded commitments of $1.7 million and a reduction of retained earnings of $1.2 million, net of the increase in deferred tax assets of $410,000.

Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the provision for credit losses, and therefore, greater volatility to our reported earnings. See Notes 1 and 3 of our consolidated financial statements as of March 31, 2023, included elsewhere in this Form 10-Q, for additional information on the on the allowance for credit losses and the allowance for unfunded commitments.

Critical Accounting Policies
Our accounting and reporting policies are in accordance with GAAP and conform to general practices within the banking industry. We have identified certain of its accounting policies as “critical accounting policies,” consisting of those related to business combinations, allowance for credit losses and income taxes. In determining which accounting policies are critical in nature, we have identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee on a periodic basis, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on the Company’s unaudited interim consolidated financial statements. Our financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in Note 1 of our consolidated financial statements as of December 31, 2022, which are included in the Company’s 2022 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. Other than our methodology for estimating allowance for credit losses (mentioned below), there have been no significant changes to the Significant Accounting Policies as described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2022, which are included in the Company’s 2022 Form 10-K.
Reserve for Credit Losses

A consequence of lending activities is that we may incur credit losses. The amount of such losses will vary depending upon the risk characteristics of the loan lease portfolio as affected by economic conditions such as rising interest rates and the financial performance of borrower.

The reserve for credit losses consists of the allowance for credit losses (“ACL”) and the allowance for unfunded commitments. As a result of our January 1, 2023 adoption of ASU No. 2016-13, and its related amendments, our methodology for estimating the reserve for credit losses changed significantly from December 31, 2022. The standard replaced the “incurred loss” approach with an “expected loss” approach known as the Current Expected Credit Losses (“CECL”). The CECL approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was “probable” a loss event was “incurred.”

The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. We then consider whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, we consider forecasts about future economic conditions that are reasonable and supportable. The allowance for unfunded commitments represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit. This allowance is estimated by loan segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur.

Management’s evaluation of the appropriateness of the reserve for credit losses is often the most critical of accounting estimates for a financial institution. Our determination of the amount of the reserve for credit losses is a critical accounting estimate as it requires significant reliance on the credit risk rating we assign to individual borrowers, the use of estimates and significant judgment as to the amount and timing of expected future cash flows, reliance on historical loss rates on homogenous portfolios, consideration of our quantitative and qualitative evaluation of economic factors, and the reliance on our reasonable and supportable forecasts. The reserve for credit losses attributable to each portfolio segment also includes an amount for inherent risks not reflected in the historical analyses. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower, and industry), local/regional economic trends and conditions, changes in underwriting standards, changes in collateral values, experience and depth of lending staff, trends in delinquencies, and the volume and terms of loans.

Recent Industry Developments

During the first quarter of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, uninsured deposit concentrations, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company’s liquidity position and balance sheet remains robust. The Company’s total deposits increased by 1.0% as compared to December 31, 2022, to $2.52 billion at March 31, 2023 as we experienced minimal deposit outflow in the first quarter. The Company’s uninsured deposits represented 30.96% of total deposits at March 31, 2023 compared to 34.85% of total deposits at December 31, 2022. The Company also took a number of preemptive actions, which included proactive outreach to clients and actions to maximize its funding sources in response to these recent developments. Furthermore, the Company’s capital remains strong with common equity Tier 1 and total capital ratios of 11.01% and 14.80%, respectively, as of March 31, 2023.

Results of Operations
We reported net income and diluted earnings per share of $5.0 million and $0.29, respectively, for the first three months of 2023. This compares to net income and diluted earnings per share of $5.3 million and $0.34, respectively, for the same period in 2022.

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
Fully taxable equivalent net interest income for the first quarter of 2023 and 2022 was $20.7 million and $19.3 million, respectively. This increase is primarily due to an increase in rates on loans and securities, partially offset by rates paid on deposits. The net interest margin for the first quarter of 2023 and 2022 was 3.08% and 3.13% respectively. This decrease in net interest margin for the first quarter of 2023 compared to the same period in 2022 is primarily a result of the increase in higher borrowing yields as well as higher yields paid on deposits, that outpaced the increase in rates on loan and investments.
The following table indicates the relationship between interest income and interest expense and the average amounts of assets and liabilities for the periods indicated. As shown in the tables, both average assets and average liabilities for the three months ended March 31, 2023 increased compared to the same period in 2022. The increase in average assets was primarily driven by the increase in the loan portfolio of $417.4 million for the three months ended March 31, 2023 compared to the same period in 2022, which primarily reflects organic loan growth, partially offset by a decrease of $76.2 million in the securities portfolio and a decrease in deposits in banks and short term investments of $110.8 million. The increase in average liabilities for the three months ended March 31, 2023 was funded through an increase in interest bearing deposits of $128.6 million, FHLB borrowings of $97.8 million and other borrowings of $50.9 million. The net interest spread, as well as the net interest margin, will continue to be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.
The yield on total interest-bearing liabilities increased from 0.23% in the first quarter of 2022 to 1.47% in the first quarter of 2023 due to increases in the federal funds interest rate during 2022 and the first quarter of 2023. Since March 2022, the Federal Reserve's Federal Open Market Committee ("FOMC") has raised the interest rate 475 basis points through March 31, 2023.

Table 1 - Average Balance Sheet and Net Interest Analysis
	Three Months Ended March 31,
	2023			2022
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$1,779,852	$22,199	5.06%	$1,362,434	$16,060	4.78%
Investment securities, taxable	786,900	5,374	2.77	866,445	3,753	1.76
Investment securities, tax-exempt(2)	114,346	594	2.11	111,007	516	1.89
Deposits in banks and short term investments	50,898	357	2.85	161,653	56	0.14
Total interest-earning assets	$2,731,996	$28,524	4.23%	$2,501,539	$20,385	3.30%
Noninterest-earning assets	217,990			177,703
Total assets	$2,949,986			$2,679,242
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$1,409,834	$2,324	0.67%	$1,445,408	$261	0.07%
Other time	507,415	2,675	2.14	343,215	338	0.40
Total interest-bearing deposits	1,917,249	4,999	1.06	1,788,623	599	0.14
Federal funds purchased	7,012	88	5.09	—	—	—
Federal Home Loan Bank advances	149,444	1,626	4.41	51,678	249	1.95
Other borrowings	76,083	1,089	5.80	32,181	201	2.53
Total other interest-bearing liabilities	232,539	2,803	4.89	83,859	450	2.18
Total interest-bearing liabilities	$2,149,788	$7,802	1.47%	$1,872,482	$1,049	0.23%
Noninterest-bearing liabilities:
Demand deposits	556,216			552,734
Other liabilities	9,835			10,906
Stockholders' equity	234,147			243,120
Total noninterest-bearing liabilities and stockholders' equity	800,198			806,760
Total liabilities and stockholders' equity	$2,949,986			$2,679,242
Interest rate spread			2.76%			3.07%
Net interest income		$20,722			$19,336
Net interest margin			3.08%			3.13%
1.The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable-equivalent adjustments totaling $45,000 and $50,000 for the quarters ended March 31, 2023 and 2022, respectively, are included in income and fees on loans. Accretion income of $71,000 and $269,000 for the quarters ended March 31, 2023 and 2022 are also included in income and fees on loans.
2.Taxable-equivalent adjustments totaling $108,000 and $98,000 for the quarters ended March 31, 2023 and 2022, respectively, are included in tax-exempt interest on investment securities.

The following table presents the effect of net interest income for changes in the average outstanding volume amounts of interest-earning assets and interest-bearing liabilities and the rates earned and paid on these assets and liabilities for the three month period ended March 31, 2023 compared to the three month period ended March 31, 2022.

Table 2 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
	Three Months Ended March 31, 2023
	Compared to Three Months Ended March 31, 2022 Increase (Decrease) Due to Changes in
(dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned fees	$19,953	$(13,814)	$6,139
Investment securities, taxable	(1,400)	3,021	1,621
Investment securities, tax-exempt	63	15	78
Deposits in banks and short term investments	(155)	456	301
Total interest-earning assets (FTE)	18,461	(10,322)	8,139
Interest-bearing liabilities:
Interest-Bearing Demand and Savings Deposits	(25)	2,088	2,063
Time Deposits	657	1,680	2,337
Federal funds purchased	—	88	88
Federal Home Loan Bank Advances	1,906	(529)	1,377
Paycheck Protection Program Liquidity Facility	—	—	—
Other Borrowed Money	1,111	(223)	888
Total interest-bearing liabilities	3,649	3,104	6,753
Increase in net interest income (FTE)	$14,812	$(13,426)	$1,386
Provision for Credit Losses
The provision for credit losses is based on management's evaluation of probable, inherent losses in the loan portfolio and unfunded commitments and the corresponding analysis of the allowance for credit losses at quarter-end. Provision for credit losses for the three months ended March 31, 2023 was $900,000 compared to $50,000 for the same period in 2022, respectively. The amount of provision expense recorded in each period was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, sufficient to cover expected credit losses over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur. The increase in provision for credit losses in the three months ended March 31, 2023 compared to the same period in 2022 is largely due to the loan growth the Bank experienced throughout 2022 and during the first quarter of 2023. The provision for credit losses for quarter ended March 31, 2023 includes $761,000 in credit losses on loans and $139,000 in credit losses on unfunded commitments. See the section captioned “Loans and Allowance for Credit Losses” elsewhere in this discussion for further analysis of the provision for credit losses.

Noninterest Income
The following table represents the major components of noninterest income for the periods indicated.

Table 3 - Noninterest Income
	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	Amount	Percent
Service charges on deposits	$1,914	$1,825	$89	4.9%
Mortgage fee income	1,183	2,912	(1,729)	(59.4)
Gain on sales of SBA loans	1,057	1,726	(669)	(38.8)
(Loss)/gain on sales of securities	—	24	(24)	100.0
Interchange fee	2,068	2,000	68	3.4
BOLI income	331	312	19	6.1
Other noninterest income	1,106	353	753	213.3
Total noninterest income	$7,659	$9,152	$(1,493)	(16.31)%
For the three months ended March 31, 2023, noninterest income decreased $1.5 million compared to the same period in 2022. The primary reason for the three month decrease was due to decreases in both mortgage fee income and gains on sales of SBA loans, partially offset by an increase in other noninterest income.
Service charges on deposit accounts. For the three months ended March 31, 2023, services charges on deposits was $1.9 million compared to $1.8 million for the same period ended March 31, 2022, an increase of $89,000, or 4.9%. This increase in service charges on deposits can be attributed to the Company's strong retail banking center footprint and our ability to continue to grow core deposits.
Mortgage Fee Income. For the three months ended March 31, 2023, mortgage fee income was $1.2 million compared to $2.9 million for the same period ended March 31, 2022, a decrease of $1.7 million, or 59.4%. This decrease in mortgage fee income was a result of rising interest rates which has caused a slowdown in the demand for mortgage products and thus a decrease in mortgage fee income.
Gain on Sales of SBA loans. For the three months ended March 31, 2023, net realized gains on the sale of the guaranteed portion of SBA loans totaled $1.1 million compared to $1.7 million for the same period ended March 31, 2022, a decrease of $669,000, or 38.8%. This decrease is related to the shift in the Company's production towards adjustable rate portfolio products which caused a decrease in our secondary market production and in turn a decrease in the gain on sales of SBA loans.
Interchange Fees. For the three months ended March 31, 2023, interchange fee income was $2.1 million compared to $2.0 million for the same period ended March 31, 2022, an increase of $68,000, or 3.4%. This slight increase in interchange fees is a result of continued customer use of our MasterCard and Discover card programs.
Other noninterest income. For the three months ended March 31, 2023, other noninterest income was $1.1 million compared to $353,000 for the same period ended March 31, 2022, an increase of $753,000, or 213.3%. The increase in other income was primarily attributable to equity investment market valuation gains in the first quarter of 2023 compared to market valuation losses in the first quarter of 2022 along with increases in SBA servicing and other related fee income. Also, increases were noted in insurance commissions and income from the wealth advisor division.

Noninterest Expense
The following table represents the major components of noninterest expense for the periods indicated.

Table 4 - Noninterest Expense
	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	Amount	Percent
Salaries and employee benefits	$12,609	$13,272	$(663)	(5.0)%
Occupancy and equipment	1,622	1,619	3	0.2
Information technology expenses	2,180	2,354	(174)	(7.4)
Professional fees	715	869	(154)	(17.7)
Advertising and public relations	993	766	227	29.6
Communications	294	437	(143)	(32.7)
Other noninterest expense	2,752	2,488	264	10.6
Total noninterest expense	$21,165	$21,805	$(640)	(2.9)%
Noninterest expense decreased for the three months ended March 31, 2023 by $640,000 compared to the same period in 2022. Decreases were seen in salaries and employee benefits, information technology expenses, professional fees and communications, which were offset by increases in advertising and public relations and other noninterest expenses.
Salaries and employee benefits. Salaries and employee benefits for the three months ended March 31, 2023 was $12.6 million compared to $13.3 million for the same period ended March 31, 2022, a decrease of $663,000, or 5.0%. The decrease is primarily attributable to decreases in employee benefits such as group insurance and commissions which is partially offset by salary compensation expense.
Information technology expenses. Information technology expense for the three months ended March 31, 2023 was $2.2 million compared to $2.4 million for the same period ended March 31, 2022, a decrease of $174,000, or 7.4%. These decreases relate to a decrease in data processing expenses due to a renewed contract with the Company's core processor resulting in cost savings which is partially offset by increased software expenses.
Professional fees. Professional fees for the three months ended March 31, 2023 was $715,000 compared to $869,000 for the same period ended March 31, 2022, a decrease of $154,000 , or 17.7%. This decrease is the result of lower consulting fees in the first quarter of 2023 compared to the first quarter of 2022 which included fees associated with the acquisition of SouthCrest Financial Group, Inc.
Advertising and public relations. Advertising and public relations expenses for the three months ended March 31, 2023 was $993,000 compared to $766,000 for the same period ended March 31, 2022, an increase of $227,000, or 29.6%. This increase is the result of a donation to the Georgia Scholarship Program during the first quarter of 2023.
Communications. Communications expenses for the three months ended March 31, 2023 was $294,000 compared to $437,000 for the same period ended March 31, 2022, a decrease of $143,000, or 32.7%. This decrease is the result of telephone service related to the acquisition of SouthCrest Financial Group, Inc. that was paid through the end of the contract in June 2022.
Other noninterest expenses. Other noninterest expense for the three months ended March 31, 2023 was $2.8 million compared to $2.5 million for the same period ended March 31, 2022, an increase of $264,000, or 10.6%. These increases relate primarily to increased SBA broker fees, other loan related costs and city and county taxes.
Income Tax Expense
Income tax expense for the three months ended March 31, 2023 was $1.1 million compared to $1.2 million for the same period in 2022. The Company’s effective tax rates for the three months ended March 31, 2023 and 2022 were 18.2% and 17.9%, respectively. The largest driver of the difference is the tax exempt income primarily from BOLI and tax exempt interest along with the favorable tax impact of the donation made to the Georgia Scholarship Program during the first quarter of 2023
.Balance Sheet Review
Total assets increased to $3.0 billion at March 31, 2023 from $2.9 billion at December 31, 2022.

Loans and Allowance for Credit Losses
At March 31, 2023, gross loans outstanding (excluding loans held for sale) were $1.8 billion, an increase of $62.7 million, or 3.6%, compared to $1.7 billion at December 31, 2022.
At March 31, 2023, approximately 68.7% of our loans are secured by commercial real estate. While we have seen significant growth in the commercial real estate portfolio over the past several months, we have now shifted our focus away from commercial real estate lending for 2023. We are starting to see our loan pipelines decrease as we continue to increase loan pricing and maintain tightened credit standards.
The following table presents a summary of the loan portfolio as of March 31, 2023 and December 31, 2022.

Table 5 - Loans Outstanding
(dollars in thousands)	March 31, 2023	December 31, 2022
Construction, land and land development	$249,720	$229,435
Other commercial real estate	985,627	975,447
Total commercial real estate	1,235,347	1,204,882
Residential real estate	316,415	290,054
Commercial, financial, & agricultural	225,269	223,923
Consumer and other	22,822	18,247
Total loans	$1,799,853	$1,737,106

As a percentage of total loans:
Construction, land and land development	13.9%	13.2%
Other commercial real estate	54.8%	56.2%
Total commercial real estate	68.7%	69.4%
Residential real estate	17.6%	16.7%
Commercial, financial & agricultural	12.5%	12.9%
Consumer and other	1.2%	1.1%
Total loans	100%	100%
The Company's risk mitigation processes include an independent loan review designed to evaluate the credit risk in the loan portfolio and to ensure credit grade accuracy. The analysis serves as a tool to assist management in assessing the overall credit quality of the loan portfolio and the adequacy of the allowance for credit losses. Loans classified as "substandard" are loans which are inadequately protected by the current credit worthiness and paying capacity of the borrower and/or the collateral pledged. These assets exhibit well-defined weaknesses or are showing signs there is a distinct possibility the Company will sustain some loss if the deficiencies are not corrected. These weaknesses may be characterized by past due performance, operating losses and/or questionable collateral values. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans but have an increased risk of loss. Loans classified as "loss" are those loans which are considered uncollectible and are in the process of being charged off.
The Company regularly monitors the composition of the loan portfolio as part of its evaluation over the adequacy of the allowance for credit losses. The Company focuses on the following loan categories: (1) construction, land & land development; (2) commercial, financial & agricultural; (3) other commercial real estate; (4) residential real estate; and (5) consumer and other.
The allowance for credit losses for loans is a reserve established through charges to earnings in the form of a provision for credit losses. The provision for credit losses for loans is based on management’s evaluation of the size and composition of the loan portfolio, the level of non-performing and past-due loans, historical trends of charged off loans and recoveries, prevailing economic conditions and other factors management deems appropriate. The Company’s management has established an allowance for credit losses for loans which it believes is adequate to cover expected credit losses over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur. Based on a credit evaluation of the loan portfolio, management presents a quarterly review of the allowance for credit losses for loans and allowance for credit losses on unfunded commitments to the Company’s Board of Directors, which primarily focuses on risk by evaluating individual loans in certain risk categories. These categories have also been established by management and take the form of loan grades. By grading the loan portfolio in this manner the Company’s management is able to effectively evaluate the portfolio by risk, which management believes is the most effective way to analyze the loan portfolio and thus analyze the adequacy of the allowance for credit losses on loans.
The allowance for credit losses on loans is established by examining (1) the large classified loans, nonaccrual loans and loans considered impaired and evaluating them individually to determine the specific reserve allocation and (2) the remainder of the loan portfolio to allocate a portion of the allowance based on past loss experience and the economic conditions for the particular loan category. The Company also considers other factors such as changes in lending policies and procedures; changes in national, regional and/or local economic and business conditions; changes in the nature and volume of the loan portfolio; changes in the experience, ability and depth of either the market president or lending staff; changes in the volume and severity of past-due and classified loans; changes in the quality of the loan review system; and other factors management deems appropriate.
The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The ACL is calculated using the same aggregate reserve rates calculated for the funded portion of loans at the portfolio level applied to the amount of commitments expected to fund.
The allowance for credit losses on loans was $16.6 million at March 31, 2023 compared to $12.9 million at March 31, 2022, an increase of $3.7 million, or 28.5%. The allowance for credit losses on loans as a percentage of loans was 0.92% and 0.95% at March 31, 2023 and 2022, respectively. The provision for credit losses on loans was $761,000 compared to $50,000 for the three months ended March 31, 2023 and March 31, 2022, respectively. The provision for credit losses for quarter ended March 31, 2023 includes $761,000 in credit losses on loans and $139,000 in credit losses on unfunded commitments. The amount of provision expense recorded in each period was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, that was sufficient to cover expected credit losses on loans over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur. The primary reason for the increase in allowance to loans as a percentage for loans and provision is primarily due to the Bank's loan growth.
Additional information about the Company’s allowance for credit losses is provided in Note 4 to our consolidated financial statements as of March 31, 2023, included elsewhere in this Quarterly Report on Form 10-Q.
The following table presents an analysis of the allowance for credit losses on loans as of and for the three months ended March 31, 2023 and 2022:

Table 6 - Analysis of Allowance for Credit Losses on Loans
	March 31, 2023		March 31, 2022
(dollars in thousands)	Reserve	%*	Reserve	%*
Construction, land and land development	$2,342	13.9%	$1,339	12.6%
Other commercial real estate	8,122	54.8%	7,355	59.3%
Residential real estate	4,112	17.6%	1,811	15.4%
Commercial, financial, & agricultural	1,657	12.5%	2,087	11.5%
Consumer and other	366	1.2%	327	1.3%
	$16,599	100%	$12,919	100%
*Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

The following table presents a summary of allowance for credit loss for the three months ended March 31, 2023 and 2022.

Table 7 - Summary of Allowance for Credit Losses on Loans
	Three Months Ended
(dollars in thousands)	March 31, 2023	March 31, 2022
Allowance for credit losses on loans - beginning balance	$16,128	$12,910
Adoption of ASU 2016-13	(53)	—
Charge-offs:
Construction, land and land development	—	—
Other commercial real estate	—	58
Residential real estate	—	18
Commercial, financial, & agricultural	273	16
Consumer and other	3	16
Total loans charged-off	276	108
Recoveries:
Construction, land and land development	3	6
Other commercial real estate	14	7
Residential real estate	11	4
Commercial, financial, & agricultural	7	44
Consumer and other	4	6
Total recoveries	39	67
Net (recoveries)/charge-offs	237	41
Provision for credit losses on loans	761	50
Allowance for credit losses on loans- ending balance	$16,599	$12,919

Net (recoveries)/charge-offs to average loans (annualized)	0.05%	0.01%
Allowance for credit losses on loans to total loans	0.92	0.95
Allowance to nonperforming loans	231.67	209.35
Management believes the allowance for credit losses for loans is adequate to provide for losses inherent in the loan portfolio as of March 31, 2023.

Nonperforming Assets
Asset quality experienced a slight decrease during the first three months of 2023. Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned ("OREO"). Nonaccrual loans totaled $7.2 million at March 31, 2023, an increase of $1.5 million, or 25.6%, from $5.7 million at December 31, 2022. There were no loans contractually past due 90 days or more and still accruing or any repossessed personal property for either period presented. OREO totaled $651,000 at March 31, 2023 and December 31, 2022. As of March 31, 2023, total nonperforming assets as a percent of total assets increased to 0.26% compared with 0.22% at December 31, 2022.
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
Foreclosed property is initially recorded at fair value, less estimated costs to sell. If the fair value, less estimated costs to sell, at the time of foreclosure is less than the loan balance, the deficiency is charged against the allowance for credit losses on loans. If the lesser of the fair value, less estimated costs to sell, or the listed selling price, less the costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property expense. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.
Nonperforming assets at March 31, 2023 and December 31, 2022 were as follows:

Table 8 - Nonperforming Assets
(dollars in thousands)	March 31, 2023	December 31, 2022
Nonaccrual loans	$7,165	$5,706
Loans past due 90 days and accruing	—	—
Other real estate owned	651	651
Repossessed assets	—	—
Total nonperforming assets	$7,816	$6,357
Nonaccrual loans by loan segment
Construction, land and land development	$124	$149
Commercial real estate	1,541	1,509
Residential real estate	2,953	2,686
Commercial, financial & agricultural	2,530	1,341
Consumer & other	17	21
Total nonaccrual loans	$7,165	$5,706

NPAs as a percentage of total loans and OREO	0.43%	0.37%
NPAs as a percentages of total assets	0.26%	0.22%
Nonaccrual loans as a percentage of total loans	0.40%	0.33%
The Company had no loans modified due to financial difficulty during the three months ended March 31, 2023. See Note 3 - Loans, for additional details on loan modifications.

Deposits
Deposits at March 31, 2023 and December 31, 2022 were as follows:

Table 9 - Deposits
(dollars in thousands)	March 31, 2023	December 31, 2022
Noninterest-bearing deposits	$537,928	$569,170
Interest-bearing deposits	764,070	831,152
Savings	612,397	617,135
Time, $250,000 and over	152,914	114,780
Other time	448,820	358,760
Total deposits	$2,516,129	$2,490,997
Total deposits increased $25.1 million to $2.52 billion at March 31, 2023 from $2.49 billion at December 31, 2022. As of March 31, 2023, 21.4% of total deposits were comprised of noninterest-bearing accounts and 78.6% were comprised of interest-bearing deposit accounts, compared to 22.8% and 77.2% as of December 31, 2022, respectively. The increase in our deposits is due primarily to the increase in rates the Company offers on its deposit products coupled with the Company's diversified core deposit base and long customer relationships. While the market is experiencing repricing of deposits, we have not seen any significant outflows. An increase in brokered deposits used to fund loan growth has also contributed to the overall increase in deposits.
We had $87.3 million and $50.8 million in brokered deposits at March 31, 2023 and December 31, 2022, respectively. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors, and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the FHLB.
The Company's estimated uninsured deposits were $790.7 million at March 31, 2023, or 30.96% of total Bank deposits compared to $882.2 million at December 31, 2022, or 34.85% of total Bank deposits. Adjusted uninsured deposit estimate (which excludes deposits collateralized by public funds and internal accounts) were $444.6 million at March 31, 2023, or 17.41% of total Bank deposits compared to $531.7 million at December 31, 2022, or 21.01% of total Bank deposits. Adjusted uninsured deposits represent a small percentage of our overall deposits, which increases the stability of our deposit base and lowers our overall funding risk.

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
See Note 7 to our consolidated financial statements as of March 31, 2023, included elsewhere in this Form 10-Q, for a table setting forth the financial instruments that were outstanding whose contract amounts represent credit risk and more information regarding our off-balance sheet arrangements as of March 31, 2023 and December 31, 2022.
Liquidity
An important part of the Bank's liquidity resides in the asset portion of the balance sheet, which provides liquidity primarily through loan interest and principal repayments and the maturities and sales of securities, as well as the ability to use these assets as collateral for borrowings on a secured basis.

The Bank's main source of liquidity is customer interest-bearing and noninterest-bearing deposit accounts. Liquidity is also available from wholesale funding sources consisting primarily of Federal funds purchased, FHLB advances and brokered deposits. These sources of liquidity are generally short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs. The Company also has access to the FRB Term Funding Program which offers loans to eligible depository institutions of up to one year in length.
To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, the Company and the Bank have established multiple borrowing sources to augment their funds management. The Company has borrowing capacity through membership of the FHLB program. The Bank has also established overnight borrowing for Federal Funds purchased through various correspondent banks. There were no outstanding balances of Federal Funds purchased at March 31, 2023 and December 31, 2022, respectively.
Cash and cash equivalents at March 31, 2023 and December 31, 2022 were $82.0 million and $80.7 million, respectively. Cash and cash equivalents has remained stable since year end 2022, with just a slight increase due to increases in deposits. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs without any material adverse impact on our operating results.
Liquidity management involves the matching of cash flow requirements of customers and the ability of the Company to manage those requirements. These requirements of customers include, but are not limited to, deposits being withdrawn or providing assurance to borrowers that sufficient funds are available to meet their credit needs. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term assets at any given time will adequately cover any reasonably anticipated need for funds. Additionally, we maintain relationships with correspondent banks, which could provide funds on short notice, if needed. We have also invested in FHLB stock for the purpose of establishing credit lines with the FHLB. At March 31, 2023 and December 31, 2022, we had $165.0 million and $125.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $567.0 million and $574.7 million of additional borrowing availability with the FHLB at March 31, 2023 and December 31, 2022, respectively.
Other sources of liquidity include overnight borrowings from the Federal Reserve Discount Window, as well as access to the FRB Term Funding Program, of $57.2 million and $100.0 million, respectively, of which there was no outstanding balance on either facility at March 31, 2023. The Company also had unencumbered securities of $463.1 million and $53.4 million in FRB Reserves as of March 31, 2023. Unencumbered investment securities provide the ability to either be pledged as collateral with borrowing sources or sold and converted to cash.
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
The table below summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of March 31, 2023 and December 31, 2022. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of March 31, 2023 and December 31, 2022. There have been no conditions or events since March 31, 2023 that management believes would change this classification.

Table 10 - Capital Ratio Requirements
	Minimum Requirement	Well-capitalized¹
Risk-based ratios:
Common equity tier 1 capital (CET1)	4.5%	6.5%
Tier 1 capital	6.0	8.0
Total capital	8.0	10.0
Leverage ratio	4.0	5.0
(1) The prompt corrective action provisions are only applicable at the bank level.

Table 11 - Capital Ratios
Company	March 31, 2023	December 31, 2022
CET1 risk-based capital ratio	11.01%	11.34%
Tier 1 risk-based capital ratio	12.14	12.49
Total risk-based capital ratio	14.80	15.11
Leverage ratio	8.90	9.17

Colony Bank
CET1 risk-based capital ratio	12.02%	12.22%
Tier 1 risk-based capital ratio	12.02	12.22
Total risk-based capital ratio	12.88	12.99
Leverage ratio	8.82	8.97

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
The following table presents our interest sensitivity position at the dates indicated.

Table 12 - Interest Sensitivity
	Increase (Decrease) in Net Interest Income from Base Scenario at
	March 31, 2023	December 31, 2022
Changes in rates
200 basis point increase	(0.99)%	2.59%
100 basis point increase	(0.41)	1.37
100 basis point decrease	1.35	(0.61)
See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s 2022 Form 10-K for additional disclosures related to market and interest rate risk.
There are no material changes during the period covered by this Report to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” previously disclosed in the Company's 2022 Form 10-K.

ITEM 4 – CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, the Company has evaluated its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, the Company's Chief Executive Officer and Acting Chief Financial Officer has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's senior management, including its Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
During the quarter ended March 31, 2023, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.

ITEM 1A – RISK FACTORS
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in "Part I - Item IA - Risk Factors” of the Company’s 2022 Form 10-K, which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
Other than the risk factor set forth below related to the recent negative developments in the banking industry, there are no material changes during the period covered by this Report to the risk factors previously disclosed in the Company's 2022 Form 10-K.
Recent negative developments in the banking industry could adversely affect our current and projected business operations and our financial condition and results of operations.

The recent bank failures and related negative media attention have generated significant market trading volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. These developments have negatively impacted customer confidence in regional banks, which could prompt customers to maintain their deposits with larger financial institutions. Further, competition for deposits has increased in recent periods, and the cost of funding has similarly increased, putting pressure on our net interest margin. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses, including as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. If we were required to raise additional capital in the current environment, any such capital raise may be on unfavorable terms, thereby negatively impacting book value and profitability. While we have taken actions to improve our funding, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

We also anticipate increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, losses embedded in the held-to-maturity portion of our securities portfolio, contingent liquidity, CRE composition and concentration, capital position and our general oversight and internal control structures regarding the foregoing. As primarily a commercial bank, the Bank has an elevated degree of uninsured deposits compared to larger national banks or smaller community banks with a stronger focus on retail deposits, and also maintains a robust CRE portfolio. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community.

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) There were no unregistered shares of the Company’s common stock sold during the three-month period ended March 31, 2023.
(b) Not applicable.
(c) There were no purchases of the Company's equity securities by the Company or its affiliates during the three-month period ended March 31, 2023.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 – OTHER INFORMATION
None.
ITEM 6 – EXHIBITS

3.1
Articles of Incorporation, As Amended -filed as Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-12436), filed with the Commission on August 4, 2014 and incorporated herein by reference.

3.2
Articles of Amendment to Articles of Incorporation, As Amended, of Colony Bankcorp, Inc.-filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-12436), filed with the Commission on August 12, 2022 and incorporated herein by reference.

3.3
Amended and Restated Bylaws -filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on September 18, 2020 and incorporated herein by reference.

31	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2023 and 2022; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

104	The cover page from Colony Bankcorp’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023 (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colony Bankcorp, Inc.

/s/ T. Heath Fountain
Date: May 10, 2023	T. Heath Fountain
Chief Executive Officer/Acting Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)