Form 10-Q
period 2023-06-30
COLONY BANKCORP INC
filed 2023-08-09
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with the new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 8, 2023, the registrant had 17,566,776 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$26,823	$20,584
Federal funds sold and interest-bearing deposits in banks	128,025	60,094
Cash and cash equivalents	154,848	80,678
Investment securities available for sale, at fair value	421,248	432,553
Investment securities held to maturity, at amortized cost	453,912	465,858
Other investments, at cost	14,483	13,793
Loans held for sale	28,268	17,743
Loans	1,838,842	1,737,106
Allowance for credit losses on loans	(17,066)	(16,128)
Loans, net	1,821,776	1,720,978
Premises and equipment	42,448	41,606
Other real estate owned	792	651
Goodwill	48,923	48,923
Other intangible assets	4,880	5,664
Bank-owned life insurance	56,206	55,504
Deferred income taxes, net	27,948	28,199
Other assets	25,339	24,420
Total assets	$3,101,071	$2,936,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$541,119	$569,170
Interest-bearing	2,086,092	1,921,827
Total deposits	2,627,211	2,490,997
Federal Home Loan Bank advances	155,000	125,000
Other borrowings	63,399	78,352
Other liabilities	16,006	11,953
Total liabilities	$2,861,616	$2,706,302

Stockholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued or outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, par value $1.00 per share; 50,000,000 shares authorized, 17,541,661 and 17,598,123 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	17,542	17,598
Paid in capital	167,971	167,537
Retained earnings	116,857	111,573
Accumulated other comprehensive loss, net of tax	(62,915)	(66,440)
Total stockholders' equity	239,455	230,268
Total liabilities and stockholders' equity	$3,101,071	$2,936,570

See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share data)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest income
Loans, including fees	$24,067	$16,279	$46,222	$32,295
Investment securities	5,989	4,803	11,849	8,974
Federal funds sold, interest bearing deposits in banks and short term investments	708	103	1,066	159
Total interest income	30,764	21,185	59,137	41,428

Interest expense
Deposits	8,556	626	13,555	1,225
Federal funds purchased	47	19	135	19
Federal Home Loan Bank Advances	1,947	943	3,572	1,192
Other borrowings	1,033	417	2,123	619
Total interest expense	11,583	2,005	19,385	3,055
Net interest income	19,181	19,180	39,752	38,373
Provision for credit losses (1)	200	1,100	1,100	1,150
Net interest income after provision for credit losses	18,981	18,080	38,652	37,223

Noninterest income
Service charges on deposits	2,027	1,895	3,941	3,720
Mortgage fee income	2,014	2,736	3,198	5,648
Gain on sales of SBA loans	1,105	1,863	2,162	3,589
Gain on sales of securities	—	—	—	24
Interchange fees	2,131	2,159	4,198	4,159
BOLI Income	358	353	689	665
Other	1,317	1,039	2,420	1,386
Total noninterest income	8,952	10,045	16,608	19,191

Noninterest expense
Salaries and employee benefits	13,348	15,072	25,956	28,344
Occupancy and equipment	1,499	1,608	3,121	3,227
Information technology expenses	2,001	2,549	4,342	4,903
Professional fees	881	1,073	1,596	1,946
Advertising and public relations	673	695	1,666	1,464
Communications	192	417	486	854
Other	2,838	3,062	5,430	5,544
Total noninterest expense	21,432	24,476	42,597	46,282
Income before income taxes	6,501	3,649	12,663	10,132
Income taxes	1,199	234	2,318	1,395
Net income	$5,302	$3,415	$10,345	$8,737
Earnings per common share:
Basic	$0.30	$0.19	$0.59	$0.52
Diluted	0.30	0.19	0.59	0.52
Dividends declared per share	0.11	0.1075	0.22	0.2150
Weighted average common shares outstanding:
Basic	17,580,557	17,586,276	17,588,081	16,731,986
Diluted	17,580,557	17,586,276	17,588,081	16,731,986
(1) Beginning January 1, 2023, provision calculation is based on current expected loss methodology. Prior to January 1, 2023, calculation was based on incurred loss methodology.

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$5,302	$3,415	$10,345	$8,737
Other comprehensive income (loss):
Net unrealized (losses) gains on securities arising during the period	(5,257)	(24,333)	1,821	(55,817)
Tax effect	1,339	6,327	(464)	14,512
Reclassification adjustment for amortization of unrealized holding losses included in accumulated other comprehensive income (loss) from the transfer of securities from available for sale to held to maturity	1,379	388	2,642	(10,019)
Tax effect	(351)	(101)	(673)	2,605
Realized gains on sales of available for sale securities	—	—	—	(24)
Tax effect	—	—	—	(3)
Unrealized gains on derivative instruments designated as cash flow hedges	267	—	267	—
Tax effect	(68)	—	(68)	—
Total other comprehensive income(loss)	(2,691)	(17,719)	3,525	(48,746)
Comprehensive income (loss)	$2,611	$(14,304)	$13,870	$(40,009)

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

(dollars in thousands, except per share data)	Common Stock
Three Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, March 31, 2023	17,593,879	$17,594	$167,922	$113,485	$(60,224)	$238,777
Other comprehensive income	—	—	—	—	(2,691)	(2,691)
Dividends on common shares ($0.1100 per share)	—	—	—	(1,930)	—	(1,930)
Issuance of restricted stock, net of forfeitures	(10,217)	(10)	10	—	—	—
Tax withholding related to vesting of restricted stock	(520)	(1)	(4)	—	—	(5)
Repurchase of shares	(41,481)	(41)	(365)	—	—	(406)
Stock-based compensation expense	—	—	408	—	—	408
Net income	—	—	—	5,302	—	5,302
Balance, June 30, 2023	17,541,661	17,542	167,971	116,857	(62,915)	239,455

Balance, March 31, 2022	17,586,333	$17,586	$166,859	$103,036	$(37,204)	$250,277
Other comprehensive loss	—	—	—	—	(17,719)	(17,719)
Dividends on common shares ($0.1075 per share)	—	—	—	(1,890)	—	(1,890)
Issuance of restricted stock, net of forfeitures	(2,000)	(2)	2	—	—	—
Tax withholding related to vesting of restricted stock	(3,121)	(3)	(48)	—	—	(51)
Stock-based compensation expense	—	—	563	—	—	563
Net income	—	—	—	3,415	—	3,415
Balance, June 30, 2022	17,581,212	$17,581	$167,376	$104,561	$(54,923)	$234,595

See accompanying notes to consolidated financial statements (unaudited).

(dollars in thousands, except per share data)	Common Stock
Six Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2022	17,598,123	$17,598	$167,537	$111,573	$(66,440)	$230,268
Cumulative change in accounting principle for ASU 2016-13, net of tax (1)	—	—	—	(1,198)	—	(1,198)
Other comprehensive income	—	—	—	—	3,525	3,525
Dividends on common shares ($0.22 per share)	—	—	—	(3,863)	—	(3,863)
Issuance of restricted stock, net of forfeitures	(8,671)	(9)	9	—	—	—
Tax withholding related to vesting of restricted stock	(6,310)	(6)	(72)	—	—	(78)
Repurchase of shares	(41,481)	(41)	(365)	—	—	(406)
Stock-based compensation expense	—	—	862	—	—	862
Net income	—	—	—	10,345	—	10,345
Balance, June 30, 2023	17,541,661	17,542	167,971	116,857	(62,915)	239,455

Balance, December 31, 2021	13,673,898	$13,674	$111,021	$99,189	$(6,177)	$217,707
Other comprehensive loss	—	—	—	—	(48,746)	(48,746)
Dividends on common shares ($0.215 per share)	—	—	—	(3,365)	—	(3,365)
Issuance of common stock	3,848,485	3,848	55,620	—	—	59,468
Issuance of restricted stock, net of forfeitures	61,950	62	(62)	—	—	—
Tax withholding related to vesting of restricted stock	(3,121)	(3)	(48)	—	—	(51)
Stock-based compensation expense	—	—	845	—	—	845
Net income	—	—	—	8,737	—	8,737
Balance, June 30, 2022	17,581,212	$17,581	$167,376	$104,561	$(54,923)	$234,595
 (1) Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2016-13: CECL

See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
(dollars in thousands)	June 30, 2023	June 30, 2022
Operating Activities
Net income	$10,345	$8,737
Adjustments reconciling net income to net cash provided by operating activities:
Provision for credit losses	1,100	1,150
Depreciation, amortization, and accretion	4,512	6,766
Equity method investment (loss) income	(95)	264
Share-based compensation expense	862	845
Net change in servicing asset	(373)	(347)
Gain on sales of securities, available-for-sale	—	(24)
Gain on sales of SBA loans	(2,162)	(3,589)
Gain on sales of other real estate owned	(13)	—
Donation of other real estate owned	—	35
Gain on sales of premises & equipment	(107)	(62)
Originations of loans held for sale	(134,992)	(202,031)
Proceeds from sales of loans held for sale	126,629	205,244
Change in bank-owned life insurance	(702)	(694)
Deferred tax benefit	(544)	(971)
Change in other assets	(279)	(4,583)
Change in other liabilities	2,483	(464)
Net cash provided by operating activities	6,664	10,276
Investing Activities
Purchases of investment securities, available-for-sale	(3,914)	(137,038)
Proceeds from maturities, calls, and paydowns of investment securities, available-for-sale	15,925	36,330
Proceeds from sales of investment securities, available-for-sale	—	3,061
Proceeds from maturities, calls and paydowns of securities, held-to-maturity	13,359	5,233
Change in loans, net	(102,403)	(115,354)
Purchase of premises and equipment	(2,073)	(872)
Proceeds from sales of premises and equipment	125	71
Proceeds from sales of other real estate owned	215	—
Proceeds from bank-owned life insurance	—	1,008
Redemption of other investments	800	1,356
Purchase of Federal Home Loan Bank Stock	(1,395)	(576)
Net cash used in investing activities	(79,361)	(206,781)
Financing Activities
Change in noninterest-bearing customer deposits	(28,051)	20,402
Change in interest-bearing customer deposits	164,265	(63,499)
Issuance of common stock, net of stock issuance cost	—	59,468
Dividends paid for common stock	(3,863)	(3,365)
Increase in federal funds purchased	—	23,766
Issuance of Subordinated Debt	—	39,097
Repayments on Federal Home Loan Bank Advances	(575,000)	(27,500)
Proceeds from Federal Home Loan Bank Advances	605,000	40,000
Repayments on Other borrowings	(15,000)	(12,563)
Repurchase of shares	(406)	—
Tax withholding related to vesting of restricted stock	(78)	(51)
Net cash provided by financing activities	146,867	75,755
Net increase (decrease) in cash and cash equivalents	74,170	(120,750)
Cash and cash equivalents at beginning of period	80,678	197,232
Cash and cash equivalents at end of period	$154,848	$76,482

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)

	Six Months Ended
(dollars in thousands)	June 30, 2023	June 30, 2022
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$17,954	$3,142
Cash paid during the period for income taxes	1,930	3,223
Noncash Investing and Financing Activities
Goodwill adjustment	—	1,176
Carrying amount of Securities AFS transferred to HTM, net of $13.1 million, respectively, unrealized loss	—	320,116
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
The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results which may be expected for the year ending December 31, 2023. These statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).
Nature of Operations
The Bank provides a full range of retail, commercial and mortgage banking services for consumers and small- to medium-size businesses located primarily in north central, south and coastal Georgia and in Alabama through a loan production office. The Bank is headquartered in Fitzgerald, Georgia with banking and mortgage offices in Albany, Ashburn, Athens, Broxton, Centerville, Columbus, Cordele, Douglas, Eastman, Fitzgerald, LaGrange, Leesburg, Macon, Moultrie, Quitman, Rochelle, Savannah, Soperton, Statesboro, Sylvester, Tifton, Valdosta and Warner Robins and a loan production office in Birmingham, Alabama. Lending and investing activities are funded primarily by deposits gathered through its retail banking office network.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Concentrations of Credit Risk
Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At June 30, 2023, approximately 85% of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Management continues to monitor these concentrations and has considered these concentrations in its allowance for credit loss analysis.
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
Allowance for Credit Losses – Held-to-Maturity Securities ("HTM")
Management measures current expected credit losses on HTM debt securities on a collective basis by major security type. The estimate of current expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management classifies the HTM portfolio into the following major security types: U.S. Treasuries, U.S. agencies and state, county and municipal, and mortgage-backed securities. Accrued interest receivable on HTM debt is excluded from the estimate of credit losses.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Derivatives
The Company records cash flow hedges at the inception of a derivative contract based on management’s intentions and belief as to the likely effectiveness of the hedge. Cash flow hedges represent a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. For a cash flow hedge, the gain or loss on the derivative is recorded in OCI and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The changes in the fair value of a derivative that is not highly effective in hedging the expected cash flows of the hedged item are recognized immediately as interest expense in the consolidated statements of income.
Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income or noninterest expense. Cash flows from hedges are classified in the consolidated statements of cash flows in the same manner as the items being hedged.
The Company formally documents the relationship between derivatives and hedged items, as well as the risk management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in cash flows of the hedged item. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in cash flows of the hedged item, the derivative is settled or terminated, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm or treatment of the derivative as a hedge is no longer appropriate or intended.
When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as interest expense. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in OCI are amortized into earnings over the same periods which the hedged transactions will affect earnings.
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
ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, was adopted by the Company on January 1, 2023. This ASU provides guidance on eliminating the requirement for classification of and disclosures around troubled debt restructurings (TDRs). The purpose of this guidance is to eliminate unnecessary and overly-complex disclosures of loans that are already incorporated into the allowance for credit losses and related disclosures while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. As of June 30, 2023, the Company had no loan modifications that met the requirements of this disclosure. This ASU further requires the disclosure of current-period gross charge-offs by year of origination. Current period gross charge-offs are included in the term loan vintage table in Note 3 - Loans.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(2) Investment Securities
The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)
June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. treasury securities	$1,494	$—	$(16)	$1,478
U.S. agency	4,706	—	(454)	4,252
Asset backed securities	28,462	—	(678)	27,784
State, county & municipal securities	125,409	—	(18,301)	107,108
Corporate debt securities	54,701	—	(7,965)	46,736
Mortgage-backed securities	262,298	3	(28,411)	233,890
Total	$477,070	$3	$(55,825)	$421,248

June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:
U.S. treasury securities	$92,454	$—	$(4,601)	$87,853
U.S. agency	16,345	—	(1,766)	14,579
State, county & municipal securities	136,407	79	(15,519)	120,967
Mortgage-backed securities	208,706	—	(27,399)	181,307
Total	$453,912	$79	$(49,285)	$404,706

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. treasury securities	$1,644	$—	$(22)	$1,622
U.S. agency	5,035	—	(450)	4,585
Asset backed securities	31,468	—	(1,480)	29,988
State, county & municipal securities	126,119	—	(21,363)	104,756
Corporate debt securities	54,741	164	(5,320)	49,585
Mortgage-backed securities	271,199	9	(29,191)	242,017
Total	$490,206	$173	$(57,826)	$432,553

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:
U.S. treasury securities	$91,615	$—	$(4,149)	$87,466
U.S. agency	16,409	—	(1,838)	14,571
State, county & municipal securities	136,138	32	(19,518)	116,652
Mortgage-backed securities	221,696	—	(29,121)	192,575
Total	$465,858	$32	$(54,626)	$411,264

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The Company elected to exclude accrued interest receivable from the amortized cost basis of available-for-sale and held-to-maturity securities disclosed throughout this note. As of June 30, 2023 and December 31, 2022, accrued interest receivable for available-for-sale and held-to-maturity securities totaled $2.5 million and $2.6 million, and $1.9 million and $1.9 million, respectively, and is included in the "other assets" line item on the Company’s consolidated balance sheet.

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
The amortized cost and fair value of investment securities as of June 30, 2023, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,665	$1,648	$—	$—
Due after one year through five years	14,196	13,020	89,427	84,806
Due after five years through ten years	96,094	81,109	71,551	64,054
Due after ten years	102,817	91,581	84,228	74,539
	$214,772	$187,358	$245,206	$223,399

Mortgage-backed securities	262,298	233,890	208,706	181,307
	$477,070	$421,248	$453,912	$404,706
Proceeds from the sale of investment securities totaled $0 and $3.1 million for the three and six month periods ended June 30, 2022, respectively. The sale of investment securities resulted in gross realized gains of $24,000 for the six months ended June 30, 2022.
Investment securities having a carrying value of approximately $418.0 million and $541.8 million were pledged to secure public deposits and for other purposes as of June 30, 2023 and December 31, 2022, respectively.
Information pertaining to available-for-sale securities with gross unrealized losses at June 30, 2023 and December 31, 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2023
U.S. treasury securities	$1,282	$(12)	$196	$(4)	$1,478	$(16)
U.S. agency securities	147	(1)	4,105	(453)	4,252	(454)
Asset backed securities	5,910	(19)	21,874	(659)	27,784	(678)
State, county & municipal securities	724	(5)	106,384	(18,296)	107,108	(18,301)
Corporate debt securities	9,021	(1,815)	37,716	(6,150)	46,737	(7,965)
Mortgage-backed securities	19,534	(410)	213,801	(28,001)	233,335	(28,411)
	$36,618	$(2,262)	$384,076	$(53,563)	$420,694	$(55,825)

December 31, 2022
U.S. treasury securities	$1,377	$(17)	$245	$(5)	$1,622	$(22)
U.S. agency securities	3,221	(257)	1,364	(193)	4,585	(450)
Asset backed securities	10,780	(319)	19,208	(1,161)	29,988	(1,480)
State, county & municipal securities	29,284	(3,629)	75,472	(17,734)	104,756	(21,363)
Corporate debt securities	17,258	(1,463)	30,651	(3,857)	47,909	(5,320)
Mortgage-backed securities	122,031	(7,890)	119,409	(21,301)	241,440	(29,191)
	$183,951	$(13,575)	$246,349	$(44,251)	$430,300	$(57,826)
Information pertaining to held-to-maturity securities with gross unrealized losses at June 30, 2023 and December 31, 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2023
U.S. treasury securities	$—	$—	$87,853	$(4,601)	$87,853	$(4,601)
U.S. agency securities	—	—	14,579	(1,766)	14,579	(1,766)
State, county & municipal securities	13,149	(209)	101,721	(15,310)	114,870	(15,519)
Mortgage-backed securities	—	—	181,307	(27,399)	181,307	(27,399)
	$13,149	$(209)	$385,460	$(49,076)	$398,609	$(49,285)

December 31, 2022
U.S. treasury securities	$—	$—	$87,466	$(4,149)	$87,466	$(4,149)
U.S. agency securities	—	—	14,571	(1,838)	14,571	(1,838)
State, county & municipal securities	9,858	(1,392)	105,734	(18,126)	115,592	(19,518)
Mortgage-backed securities	13,580	(729)	178,995	(28,392)	192,575	(29,121)
	$23,438	$(2,121)	$386,766	$(52,505)	$410,204	$(54,626)

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
At June 30, 2023, there were 286 available-for-sale securities and 154 held-to-maturity securities that had unrealized losses. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.
The Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), as amended on January 1, 2023 which included evaluation of expected credit losses on debt securities. As part of the Company's calculated credit losses, the allowance for credit losses on investment securities was determined to be de minimis due to the high credit quality of the portfolio, which includes securities issued or guaranteed by the U.S. Treasury, U.S. Government agencies and high quality municipalities. Therefore, no allowance for credit losses was recorded as of June 30, 2023. See Note 1 for additional details on the allowance for credit losses as it relates to the securities portfolio.

(3) Loans
The following table presents the composition of loans segregated by class of loans, as of June 30, 2023 and December 31, 2022.

(dollars in thousands)	June 30, 2023	December 31, 2022
Construction, land & land development	$249,423	$229,435
Other commercial real estate	979,509	975,447
Total commercial real estate	1,228,932	1,204,882
Residential real estate	325,407	290,054
Commercial, financial & agricultural	243,458	223,923
Consumer and other	41,045	18,247
Total Loans	$1,838,842	$1,737,106
Included in the above table are government guaranteed loans totaling $69.2 million at June 30, 2023 and $58.4 million at December 31, 2022. The following table presents the composition of government guaranteed loans segregated by class of loans for each respective period.

(dollars in thousands)	June 30, 2023	December 31, 2022
Construction, land & land development	$6,547	$5,888
Other commercial real estate	35,790	32,642
Total commercial real estate	42,337	38,530
Residential real estate	10,479	8,036
Commercial, financial & agricultural	16,354	11,787
Consumer and other	—	—
Total Loans	$69,170	$58,353

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of June 30, 2023 and December 31, 2022, accrued interest receivable for loans totaled $7.1 million and $6.8 million, respectively, and is included in the "other assets" line item on the Company’s consolidated balance sheet.

Commercial, financial & agricultural loans are extended to a diverse group of businesses within the Company’s market area. These loans are often underwritten based on the borrower’s ability to service the debt from income from the business. Real estate construction loans often require loan funds to be advanced prior to completion of the project. Due to uncertainties

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
The following table presents the loan portfolio segregated by class of loans and the risk category of term loans by vintage year, which is the year of origination or most recent renewal, as of June 30, 2023. Those loans with a risk grade of 1, 2, 3, 4 and 5 have been combined in the pass column for presentation purposes. There were no loans with a risk rating of "doubtful" or "loss" at June 30, 2023.

	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolvers	Revolvers converted to term loans	Total
June 30, 2023
Construction, land & land development
Risk rating
Pass	$56,347	$141,352	$32,510	$8,976	$1,056	$6,009	$2,356	$—	$248,606
Special Mention	—	—	26	—	—	221	—	—	247
Substandard	—	457	5	—	22	86	—	—	570
Total Construction, land & land development	56,347	141,809	32,541	8,976	1,078	6,316	2,356	—	249,423

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Risk rating
Pass	35,163	322,788	219,126	95,923	88,754	165,797	25,534	1,098	954,183
Special Mention	—	2,593	2,932	2,147	4,992	6,708	—	—	19,372
Substandard	—	2,691	246	—	—	2,999	18	—	5,954
Total Other commercial real estate	35,163	328,072	222,304	98,070	93,746	175,504	25,552	1,098	979,509

Current period gross write offs	—	—	—	—	—	—	—	—	—

Residential real estate
Risk rating
Pass	34,275	120,066	54,196	23,780	9,493	47,899	21,413	75	311,197
Special Mention	551	445	143	56	788	4,945	98	—	7,026
Substandard	—	1,023	472	156	290	5,243	—	—	7,184
Total Residential real estate	34,826	121,534	54,811	23,992	10,571	58,087	21,511	75	325,407

Current period gross write offs	—	—	—	—	—	—	—	—	—

Commercial, financial & agricultural
Risk rating
Pass	42,930	61,342	27,271	15,496	5,942	15,754	67,300	136	236,171
Special Mention	200	267	165	374	23	62	731	—	1,822
Substandard	—	89	4,827	137	34	269	98	11	5,465
Total Commercial, financial & agricultural	43,130	61,698	32,263	16,007	5,999	16,085	68,129	147	243,458

Current period gross write offs	—	200	182	—	—	61	—	—	443

Consumer and other
Risk rating
Pass	28,570	5,287	2,697	1,733	1,127	1,078	370	—	40,862
Special Mention	—	10	48	6	24	3	—	—	91
Substandard	16	36	4	22	1	13	—	—	92
Total Consumer and other	28,586	5,333	2,749	1,761	1,152	1,094	370	—	41,045

Current period gross write offs	—	—	—	3	—	—	—	—	3

Total Loans
Risk rating
Pass	197,286	650,835	335,799	145,907	106,372	236,537	116,974	1,310	1,791,020
Special Mention	751	3,315	3,312	2,583	5,827	11,938	829	—	28,555
Substandard	16	4,298	5,554	316	346	8,610	116	11	19,267
Total Loans	$198,053	$658,448	$344,665	$148,806	$112,545	$257,085	$117,919	$1,321	$1,838,842

Total current period gross write offs	$—	$200	$182	$3	$—	$61	$—	$—	$446

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

(dollars in thousands)		Special
December 31, 2022	Pass	Mention	Substandard	Total
Construction, land & land development	$228,494	$290	$651	$229,435
Other commercial real estate	951,126	17,562	6,759	975,447
Total commercial real estate	1,179,620	17,852	7,410	1,204,882
Residential real estate	277,930	6,574	5,550	290,054
Commercial, financial & agricultural	220,908	885	2,130	223,923
Consumer and other	18,157	54	$36	18,247
Total Loans	$1,696,615	$25,365	$15,126	$1,737,106
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
There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the three and six month periods ended June 30, 2023.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the aging of the amortized cost basis of loans by aging category and accrual status as of June 30, 2023 and December 31, 2022:

(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
June 30, 2023
Construction, land & land development	$189	$—	$189	$93	$249,141	$249,423
Other commercial real estate	362	—	362	2,233	976,914	979,509
Total commercial real estate	551	—	551	2,326	1,226,055	1,228,932
Residential real estate	1,643	—	1,643	4,275	319,489	325,407
Commercial, financial & agricultural	301	—	301	4,443	238,714	243,458
Consumer and other	120	—	120	41	40,884	41,045
Total Loans	$2,615	$—	$2,615	$11,085	$1,825,142	$1,838,842

December 31, 2022
Construction, land & land development	$—	$—	$—	$149	$229,286	$229,435
Other commercial real estate	395	—	395	1,509	973,543	975,447
Total commercial real estate	395	—	395	1,658	1,202,829	1,204,882
Residential real estate	882	—	882	2,686	286,486	290,054
Commercial, financial & agricultural	476	—	476	1,341	222,106	223,923
Consumer and other	40	—	40	21	18,186	18,247
Total Loans	$1,793	$—	$1,793	$5,706	$1,729,607	$1,737,106

The following table is a summary of the Company's nonaccrual loans by major categories for the periods indicated.

	June 30, 2023
(dollars in thousands)	Nonaccrual Loans with No Related ACL	Nonaccrual Loans with a Related ACL	Total Nonaccrual Loans

Construction, land & land development	$32	$61	$93
Other commercial real estate	1,344	889	2,233
Total commercial real estate	1,376	950	2,326
Residential real estate	1,400	2,875	4,275
Commercial, financial & agricultural	3,484	959	4,443
Consumer and other	—	41	41
Total Loans	$6,260	$4,825	$11,085

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
Interest income recorded on impaired loans during the three months ended June 30, 2023 and 2022 was $206,000 and $165,000, respectively. Interest income recorded on impaired loans during the six months ended June 30, 2023 and 2022 was $360,000 and $380,000, respectively.

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
The Company had no loans that were modified due to financial difficulty during the three or six month periods ended June 30, 2023.
Prior to the adoption of ASU 2022-02 on January 1, 2023, the restructuring of a loan was considered a troubled debt restructuring ("TDR") if both the borrower was experiencing financial difficulties and the Company had granted a concession to the terms of the loan. Concessions may have included interest rate reductions to below market interest rates, principal forgiveness, restructured amortization schedules and other actions intended to minimize potential losses.
As discussed in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2022, which are included in the Company’s 2022 Form 10-K, once a loan was identified as a TDR, it was accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that had a troubled debt restructured loan as of December 31, 2022 and June 30, 2022. Loans modified in a TDR were considered to be in default once the loan became 90 days past due. A TDR ceased being classified as impaired if the loan was subsequently modified at market terms and, had performed according to the modified terms for at least six months, and there had not been any prior principal forgiveness on a cumulative basis.
The Company had no loans that subsequently defaulted during the three and six month periods ended June 30, 2022 and for the year ended December 31, 2022.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4) Allowance for Credit Losses
As previously mentioned in Note 1, since the adoption of ASC 326 on January 1, 2023, the ACL for loans represents management's estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet. The following tables present the balance sheet activity in the ACL by portfolio segment for loans for the three and six month periods ended June 30, 2023 and June 30, 2022 .

CECL
(dollars in thousands)	Balance March 31, 2023	Charge-Offs	Recoveries	Provision for credit losses on loans	Balance, June 30, 2023
Three Months Ended June 30, 2023
Construction, land & land development	$2,342	$—	$5	$(66)	$2,281
Other commercial real estate	8,122	—	11	600	8,733
Total commercial real estate	10,464	—	16	534	11,014
Residential real estate	4,112	—	26	(1,496)	2,642
Commercial, financial & agricultural	1,657	(170)	160	1,337	2,984
Consumer and other	366	—	5	55	426
Total allowance for credit losses on loans	$16,599	$(170)	$207	$430	$17,066

(dollars in thousands)	Balance December 31, 2022	Adoption of ASU 2016-13	Charge-Offs	Recoveries	Provision for credit losses on loans	Balance, June 30, 2023
Six Months Ended June 30, 2023
Construction, land & land development	$1,959	$148	$—	$8	$166	2,281
Other commercial real estate	8,886	(630)	—	25	452	8,733
Total commercial real estate	10,845	(482)	—	33	618	11,014
Residential real estate	2,354	1,053	—	37	(802)	2,642
Commercial, financial & agricultural	2,709	(690)	(443)	167	1,241	2,984
Consumer and other	220	66	(3)	9	134	426
Total allowance for credit losses on loans	$16,128	$(53)	$(446)	$246	$1,191	$17,066

Incurred Loss
(dollars in thousands)	Balance March 31, 2022	Charge-Offs	Recoveries	Provision	Balance, June 30, 2022
Three Months Ended June 30, 2022
Construction, land & land development	$1,339	$—	$5	$(292)	$1,052
Other commercial real estate	7,355	—	67	606	8,028
Total commercial real estate	8,694	—	72	314	9,080
Residential real estate	1,811	(30)	18	(311)	1,488
Commercial, financial & agricultural	2,087	(132)	12	(289)	1,678
Consumer and other	327	(5)	9	1,386	1,717
Total allowance for loan losses	$12,919	$(167)	$111	$1,100	$13,963

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Balance December 31, 2021	Charge-Offs	Recoveries	Provision	Balance, June 30, 2022
Six Months Ended June 30, 2022
Construction, land & land development	$1,127	$—	$11	$(86)	$1,052
Other commercial real estate	7,691	(58)	74	321	8,028
Total commercial real estate	8,818	(58)	85	235	9,080
Residential real estate	1,805	(48)	22	(291)	1,488
Commercial, financial & agricultural	1,083	(148)	56	687	1,678
Consumer and other	1,204	(21)	15	519	1,717
Total allowance for loan losses	$12,910	$(275)	$178	$1,150	$13,963
As of June 30, 2023, Colony used a one-year reasonable and supportable forecast period. The changes in loss rates used as the basis for the estimate of credit losses during this period were modeled using historical data from peer banks and macroeconomic forecast data obtained from a third party vendor, which were then applied to Colony's recent default experience as a starting point. As of June 30, 2023, the Company expects that the markets in which it operates will experience a decline in economic conditions and an increase in the unemployment rate and level and trend of delinquencies, over the next two years. Management adjusted the historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio.
The following table represents the recorded investment in loans by portfolio segment and the balance of the allowance assigned to each segment based on the incurred loss methodology of evaluating the loans for impairment as of December 31, 2022.

(dollars in thousands)	Construction, land & land development	Other commercial real estate	Residential real estate	Commercial, financial & agricultural	Consumer and other	Total
Year ended December 31, 2022
Period end amount allocated to
Individually evaluated for impairment	$44	$—	$—	$—	$—	$44
Collectively evaluated for impairment	1,915	8,853	2,354	2,709	220	16,051
Purchase credit impaired	—	33	—	—	—	33
Ending Balance	$1,959	$8,886	$2,354	$2,709	$220	$16,128

Loans
Individually evaluated for impairment	$514	$3,754	$62	$—	$—	$4,330
Collectively evaluated for impairment	228,921	970,895	289,992	223,923	18,247	1,731,978
Purchase credit impaired	—	798	—	—	—	798
Ending Balance	$229,435	$975,447	$290,054	$223,923	$18,247	$1,737,106
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
The following table presents the balance and activity in the allowance for credit losses for unfunded commitments for the three and six months ended June 30, 2023.

(dollars in thousands)	Total Allowance for Credit Losses-Unfunded Commitments
Three Months Ended
Balance, March 31, 2023	$1,800
Change in unfunded commitments	(230)
Balance, June 30, 2023	$1,570

Six Months Ended
Balance, December 31, 2022	$—
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	1,661
Change in unfunded commitments	(91)
Balance, June 30, 2023	$1,570

(5) Derivatives
As part of its asset liability management activities, the Company may enter into interest rate swaps to help manage its interest rate risk position and mitigate exposure to the variability of future cash flows or other forecasted transactions. During the second quarter of 2023, the Company utilized interest rate swaps to hedge the variability of cash flows due to changes in interest rates on certain variable rate liabilities.
The notional amount of an interest rate swap does not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amount and the other terms of the interest rate swap agreements.
On June 23, 2023, the Company entered into a five-year interest rate swap with a notional amount totaling $25.0 million. On June 26, 2023 the Company entered into a three-year interest rate swap with a notional amount totaling $25.0 million. Both of the swaps were designated as cash flow hedges of certain variable rate liabilities.
A gain was recorded on the swap transactions, which totaled $9,000 for both the three and six months ended June 30, 2023, as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to swaps are reclassified to interest expense as interest payments are made on the Bank's variable rate liabilities.
The following table presents the amounts recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to the interest rate swaps for the three and six months ended June 30, 2023.

(dollars in thousands)	June 30, 2023
Amount of gain recognized in OCI	$267
Amount of gain reclassified from OCI to interest expense	9

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(6) Borrowings
The following table presents information regarding the Company’s outstanding borrowings at June 30, 2023 and December 31, 2022:

(dollars in thousands)	June 30, 2023	December 31, 2022
Federal Home Loan Bank advances	155,000	125,000
Other borrowings	63,399	78,352
	$218,399	$203,352
Advances from the Federal Home Loan Bank (“FHLB”) have maturities ranging from 2023 to 2028 and interest rates ranging from 3.69% to 5.41%. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans, commercial loans, multifamily loans and HELOC loans. At June 30, 2023, the lendable collateral of those loans pledged is $252.3 million. At June 30, 2023, the Company had remaining credit availability from the FHLB of $591.9 million. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.
The Company's debentures issued in connection with trust preferred securities are recorded as other borrowings on the consolidated balance sheets, but, subject to certain limitations, qualify as Tier 1 capital for regulatory capital purposes. At June 30, 2023 and December 31, 2022, $24.2 million of debentures underlying trust preferred securities were outstanding. The proceeds from the offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the bank subsidiary. The debentures underlying the trust preferred securities require quarterly interest payments.
On May 20, 2022, the Company completed a private placement of $40.0 million in fixed-to-floating rate subordinated notes due 2032 (the "Notes"). The Notes will bear a fixed rate of 5.25% for the first five years and will reset quarterly thereafter to then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 265 basis points for the five-year floating term. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after May 20, 2027, or at any time, in whole or in part, upon certain other specified events. At June 30, 2023, $39.1 million of the Notes, net of debt issuance costs were outstanding.
The aggregate stated maturities of other borrowed money at June 30, 2023 are as follows:

(dollars in thousands)
Year	Amount
2023	$50,000
2024	—
2025	—
2026	25,000
2027	15,000
2028 and After	128,399
$218,399
The Company also has available federal funds lines of credit with various financial institutions totaling $64.5 million, with no outstanding balance at June 30, 2023.
The Company has the ability to borrow funds from the Federal Reserve Bank (“FRB”) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At June 30, 2023, the Company had $56.9 million borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.
The Company also has the ability to participate in the FRB Term Funding Program, a new form of one-year emergency funding, with an available line of $100.0 million. The Company would be required to purchase Treasury securities or other debt obligations. The Company has not utilized this source of funding as of June 30, 2023.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(7) Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock.
The following table presents earnings per share for the three and six months ended June 30, 2023 and 2022.

(dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net income available to common stockholders	$5,302	$3,415	$10,345	$8,737

Denominator
Weighted average number of common shares
Outstanding for basic earnings per common share	17,580,557	17,586,276	17,588,081	16,731,986
Weighted-average number of shares outstanding for diluted earnings per common share	17,580,557	17,586,276	17,588,081	16,731,986

Earnings per share - basic	$0.30	$0.19	$0.59	$0.52

Earnings per share - diluted	$0.30	$0.19	$0.59	$0.52

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
At June 30, 2023 and December 31, 2022 the following financial instruments were outstanding whose contract amounts represent credit risk:

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Contract Amount
(dollars in thousands)	June 30, 2023	December 31, 2022
Loan commitments	$402,984	$379,997
Letters of credit	4,284	3,333
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
Legal Contingencies. In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. As of June 30, 2023, the aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.

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
Derivative instruments – The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swaps are classified as Level 2.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2023 and December 31, 2022 are as follows:

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Assets
Cash and short-term investments	$154,848	$154,848	$154,848	$—	$—
Investment securities available for sale	421,248	421,248	—	407,443	13,805
Investment securities held to maturity	453,912	404,706	—	404,706	—
Other investments, at cost	14,483	14,483	—	14,483	—
Loans held for sale	28,268	28,268	—	28,268	—
Loans, net	1,821,776	1,623,490	—	—	1,623,490
Derivative instruments	267	267	—	267	—

Liabilities
Deposits	2,627,211	2,616,982	—	2,616,982	—
Federal Home Loan Bank advances	155,000	157,667	—	157,667	—
Other borrowings	63,399	51,777	—	51,777	—

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Cash and short-term investments	$80,678	$80,678	$80,678	$—	$—
Investment securities available for sale	432,553	432,553	—	416,957	15,596
Investment securities held to maturity	465,858	411,264	—	411,264	—
Other investments, at cost	13,793	13,793	—	13,003	790
Loans held for sale	17,743	17,743	—	17,743	—
Loans, net	1,720,978	1,469,707	—	—	1,469,707

Liabilities
Deposits	2,490,997	2,489,481	—	2,489,481	—
Federal Home Loan Bank advances	125,000	125,163	—	125,163	—
Other borrowings	78,352	69,930	—	69,930	—
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Assets Measured at Fair Value on a Recurring and Nonrecurring Basis – The following tables present the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall. The tables below include only collateral dependent impaired loans with a specific reserve and only other real estate properties with a valuation allowance at June 30, 2023 and December 31, 2022. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2023
Nonrecurring
Collateral dependent impaired loans	$578	$—	$—	$578
Other real estate owned	792	—	—	792
Total nonrecurring assets	$1,370	$—	$—	$1,370

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2022
Nonrecurring
Collateral dependent impaired loans	$521	$—	$—	$521
Other real estate owned	651	—	—	651
Total nonrecurring assets	$1,172	$—	$—	$1,172

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at June 30, 2023 and December 31, 2022. This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

(dollars in thousands)	June 30, 2023	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Collateral dependent impaired loans	$578	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	25%	50%
Other real estate owned	792	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	—%	20%

(dollars in thousands)	December 31, 2022	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Collateral dependent impaired loans	$521	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	25%	50%
Other real estate owned	651	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	—%	20%

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents quantitative information about recurring level 3 fair value measurements as of June 30, 2023 and December 31, 2022.

	As of June 30, 2023
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Available for sale securities	$13,805	Discounted Cash Flow	Discount Rate or Yield	N/A*
Other investments	—	Discounted Cash Flow	Discount Rate or Yield	N/A*

	As of December 31, 2022
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Available for sale securities	$15,596	Discounted Cash Flow	Discount Rate or Yield	N/A*
Other investments	790	Discounted Cash Flow	Discount Rate or Yield	N/A*
* The Company relies on a third-party pricing service to value its securities. The details of the unobservable inputs and other adjustments used by the third-party pricing service were not readily available to the Company.
The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the six months ended June 30, 2023.

	Three Months Ended		Six Months Ended
	June 30, 2023		June 30, 2023
(dollars in thousands)	Available for sale securities	Other Investments	Available for sale securities	Other Investments
Balance, Beginning	$14,955	$96	$15,596	$790
Redemptions/Payments	(1,122)	(97)	(1,655)	(800)
Unrealized/realized (gains)/losses included in earnings	(28)	1	(516)	10
Transfer to Level 3	—	—	380	—
Balance, Ending	$13,805	$—	$13,805	$—
The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There was $0 and $380,000 in transfers between levels for the three and six months ended June 30, 2023, respectively, and no transfers of securities between levels for the three and six months ended June 30, 2022.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(10) Segment Information
The Company’s operating segments include banking, mortgage banking and small business specialty lending division. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. The Small Business Specialty Lending Division segment derives its revenue from the origination, sales and servicing of Small Business Administration loans and other government guaranteed loans. Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows. The following tables present information reported internally for performance assessment for the three and six months ended June 30, 2023

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
and 2022:

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Six Months Ended June 30, 2023
Net Interest Income	$38,703	$34	$1,015	$39,752
Provision for Credit Losses	960	—	140	1,100
Noninterest Income	10,348	3,292	2,968	16,608
Noninterest Expenses	35,462	3,683	3,452	42,597
Income Taxes	2,312	(72)	78	2,318
Segment Profit	$10,317	$(285)	$313	$10,345

Segments Assets at June 30, 2023	$3,013,689	$15,984	$71,398	$3,101,071

Full time employees at June 30, 2023	383	51	32	466

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Six Months Ended June 30, 2022
Net Interest Income	$37,661	$128	$584	$38,373
Provision for Credit Losses	1,150	—	—	1,150
Noninterest Income	9,468	5,648	4,075	19,191
Noninterest Expenses	37,206	5,510	3,566	46,282
Income Taxes	1,127	94	174	1,395
Segment Profit	$7,646	$172	$919	$8,737

Segments Assets at December 31, 2022	$2,857,893	$18,221	$60,456	$2,936,570

Full time employees at June 30, 2022	396	59	28	483

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three Months Ended June 30, 2023
Net Interest Income	$18,562	$31	$588	$19,181
Provision for Credit Losses	60	—	140	200
Noninterest Income	5,433	2,015	1,504	8,952
Noninterest Expenses	17,650	1,971	1,811	21,432
Income Taxes	1,157	14	28	1,199
Segment Profit	$5,128	$61	$113	$5,302

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three Months Ended June 30, 2022
Net Interest Income	$18,832	$57	$291	$19,180
Provision for Credit Losses	1,100	—	—	1,100
Noninterest Income	5,174	2,736	2,135	10,045
Noninterest Expenses	19,504	2,799	2,173	24,476
Income Taxes	227	(7)	14	234
Segment Profit	$3,175	$1	$239	$3,415

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(11) Regulatory Capital Matters
The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies. Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations.
As of June 30, 2023, the Company and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized, the Company and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the tables below, and have met certain other requirements. Management believes that the Company and the Bank exceeded all well-capitalized requirements at June 30, 2023, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.
The following tables summarize regulatory capital information as of June 30, 2023 and December 31, 2022 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for June 30, 2023 and December 31, 2022 were calculated in accordance with the Basel III rules.

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2023
Total Capital to Risk-Weighted Assets
Consolidated	$325,351	14.86%	$175,155	8.00%	$218,944	10.00%
Colony Bank	285,493	13.08	174,613	8.00	218,267	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	267,546	12.22	131,365	6.00	175,153	8.00
Colony Bank	266,858	12.23	130,920	6.00	174,560	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	243,317	11.12	98,465	4.50	142,227	6.50
Colony Bank	266,858	12.23	98,190	4.50	141,830	6.50

Tier 1 Capital to Average Assets
Consolidated	267,546	8.85	120,925	4.00	151,156	5.00
Colony Bank	266,858	8.85	120,614	4.00	150,767	5.00

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Total Capital to Risk-Weighted Assets
Consolidated	$318,250	15.11%	$168,498	8.00%	N/A	N/A
Colony Bank	272,812	12.99	168,014	8.00	$210,017	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	262,999	12.49	126,341	6.00	N/A	N/A
Colony Bank	256,684	12.22	126,031	6.00	168,042	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	238,770	11.34	94,750	4.50	N/A	N/A
Colony Bank	256,684	12.22	94,524	4.50	136,534	6.50

Tier 1 Capital to Average Assets
Consolidated	262,999	9.17	114,721	4.00	N/A	N/A
Colony Bank	256,684	8.97	114,463	4.00	143,079	5.00

(12) Subsequent Events
Dividend
On July 26, 2023, the Board of Directors declared a quarterly cash dividend of $0.11 per share, to be paid on its common stock on August 23, 2023, to shareholders of record as of the close of business on August 9, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Colony Bankcorp, Inc. and our wholly owned subsidiary, Colony Bank, from December 31, 2022 through June 30, 2023 and on our results of operations for the three and six months ended June 30, 2023 and 2022. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto in the Company's 2022 Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
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
•external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, the impact of the recent U.S. credit rating downgrade, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
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
•the risks related to environmental, social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter the Company's reputation and shareholder, associate, customer and third-party affiliations; and

•other risks and factors identified in our 2022 Form 10-K, this Quarterly Report on Form 10-Q for the period ended June 30, 2023, and in any of the Company's other reports filed with the U.S. Securities and Exchange Commission and available on its website at www.sec.gov.
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

Overview
The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of June 30, 2023 and December 31, 2022, and results of operations for each of the three and six month periods ended June 30, 2023 and 2022. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.
At June 30, 2023, the Company had total consolidated assets of $3.1 billion, total loans, net of $1.8 billion, total deposits of $2.6 billion, and stockholders’ equity of $239.5 million. The Company reported net income of $5.3 million, or $0.30 per diluted share, for the three months ended June 30, 2023 and $10.3 million, or $0.59 per diluted share, for the first six months of 2023 compared to net income of $3.4 million, or $0.19 per diluted share, for the three months ended June 30, 2022 and $8.7 million, or $0.52 per diluted share, for the first six months of 2022. The increase in net income for the three and six months ended June 30, 2023 compared to the same periods ended June 30, 2022 was the result of the continued initiative to reduce noninterest expenses, primarily through a reduction in force which decreased compensation expense, offset by decreases in mortgage fee income and gains on sales of SBA loans.
Net interest income on a tax equivalent basis was $19.3 million for both the second quarter of 2023 and 2022. Net interest income on a tax equivalent basis for the six months ended June 30, 2023 was $40.1 million, compared to $38.6 million for the six months ended June 30, 2022. Although there was no change overall for the comparable quarterly periods and only a moderate increase in year to date comparisons, increases can be seen in both income on interest earning assets offset by expenses on interest bearing liabilities due to the significant rise in interest rates period over period. Income on interest earning assets increased $9.6 million to $30.9 million for the second quarter of 2023 and $17.8 million, to $59.4 million for the six month period ended June 30, 2023, each compared to the respective periods in 2022. Expense on interest bearing liabilities increased $9.6 million to $11.6 million for the second quarter of 2023 and $16.3 million, to $19.4 million for the six month period ended June 30, 2023, each compared to the respective periods in 2022.
Provision for credit losses for the three and six months ended June 30, 2023 was $200,000 and $1.1 million, which represents $430,000 and $1.2 million in provision for credit losses on loans and $230,000 and $91,000 in release of credit losses on unfunded commitments, respectively. This is compared to $1.1 million and $1.2 million for the same periods in 2022, which represents provision for loan losses. For the second quarter of 2023, there were net recoveries of $37,000 compared to net charge-offs of $56,000 for the same period in 2022. Net charge-offs for the first six months of 2023 were $200,000 compared to $97,000 for the same period in 2022. Colony’s allowance for credit losses on loans was $17.1 million, or 0.93% of total loans, compared to $16.1 million, or 0.93% of total loans, at December 31, 2022. At June 30, 2023 and December 31, 2022, nonperforming assets were $11.9 million and $6.4 million, or 0.38% and 0.22% of total assets, respectively.
Noninterest income of $9.0 million for the second quarter of 2023 was down $1.1 million, or 10.88%, from the second quarter of 2022. Noninterest income of $16.6 million for the six months ended June 30, 2023 was down $2.6 million, or 13.46% compared to the same period of 2022. These decreases were primarily due to decreases in both mortgage fee income and SBSL loan sales. See "Table 3 - Noninterest income" for more detail and discussion on the primary drivers to the decrease in noninterest income.
For the three months ended June 30, 2023, noninterest expense was $21.4 million, a decrease of $3.0 million, or 12.44%, from the same period in 2022. For the six months ended June 30, 2023, noninterest expense was $42.6 million, a decrease of $3.7 million, or 7.96%, from the same period in 2022. Decreases in noninterest expense were a result of overall decreases in salaries and employee benefits expenses related to the reduction in force mentioned above along with lower commissions and bonus expenses. Data processing expense also decreased as a result of cost savings upon renewal of the core processing contract. See "Table 4 - Noninterest expense" for more detail and discussion on the primary drivers to the decrease in noninterest expense.
In June 2023, the Company entered into two interest rate swap agreements with notional amounts of $25.0 million each. Both were designated as cash flow hedges to mitigate against rising interest rates and help protect funding costs in future quarters.
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

Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the provision for credit losses, and therefore, greater volatility to our reported earnings. See Notes 1 and 3 of our consolidated financial statements as of June 30, 2023, included elsewhere in this Form 10-Q, for additional information on the on the allowance for credit losses and the allowance for unfunded commitments.

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

Recent Industry Developments

During the first half of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, uninsured deposit concentrations, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company’s liquidity position and balance sheet remains robust. The Company’s total deposits increased by 5.47% as compared to December 31, 2022, to $2.63 billion at June 30, 2023 as we experienced minimal deposit outflow in the first half of 2023. The Company’s uninsured deposits represented 30.73% of total Bank deposits at June 30, 2023 compared to 34.85% of total Bank deposits at December 31, 2022. The Company also took a number of preemptive actions, which included proactive outreach to clients and actions to maximize its funding sources in response to these recent developments. Furthermore, the Company’s capital remains strong with common equity Tier 1 and total capital ratios of 11.12% and 14.86%, respectively, as of June 30, 2023.

Results of Operations
We reported net income and diluted earnings per share of $5.3 million and $0.30, respectively, for the second quarter of 2023. This compares to net income and diluted earnings per share of $3.4 million and $0.19, respectively, for the same period in 2022. We reported net income and diluted earnings per share of $10.3 million and $0.59, respectively, for the first six months of 2023. This compares to net income and diluted earnings per share of $8.7 million and $0.52, respectively, for the same period in 2022.

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

Fully taxable equivalent net interest income for the second quarter of 2023 and 2022 was $19.3 million for both periods. Although there was no change overall for the comparable quarterly periods, increases can be seen in rates on loans and securities, offset by rates paid on deposits and borrowings. The net interest margin for the second quarter of 2023 and 2022 was 2.77% and 3.15%, respectively. This decrease in net interest margin for the second quarter of 2023 compared to the same period in 2022 is primarily a result of the increase in higher borrowing yields as well as higher yields paid on deposits, that outpaced the increase in rates on loans and investments.
Fully taxable equivalent net interest income for the six months ended June 30, 2023 and 2022 was $40.1 million and $38.6 million, respectively. This increase is primarily due to an increase in rates on loans and securities, partially offset by rates paid on deposits. The net interest margin for the six months ended June 30, 2023 and 2022 was 2.92% and 3.15% respectively. This decrease in net interest margin for the six months ended June 30, 2023 compared to the same period in 2022 is primarily a result of the increase in higher borrowing yields as well as higher yields paid on deposits, that outpaced the increase in rates on loans and investments
The following tables indicates the relationship between interest income and interest expense and the average amounts of assets and liabilities for the periods indicated. As shown in the tables, both average assets and average liabilities for the three and six months ended June 30, 2023 increased compared to the same period in 2022. The increase in average assets was primarily driven by the increase in the loan portfolio of $407.8 million for the three months ended June 30, 2023 compared to the same period in 2022, which primarily reflects organic loan growth, partially offset by a decrease of $66.1 million in the securities portfolio and a decrease in deposits in banks and short term investments of $799,000. The increase in average liabilities for the three months ended June 30, 2023 was funded through an increase in interest bearing deposits of $266.3 million, borrowings of $150.7 million. The increase in average assets was primarily driven by the increase in the loan portfolio of $412.6 million for the six months ended June 30, 2023 compared to the same period in 2022, which primarily reflects organic loan growth, partially offset by a decrease of $59.2 million in the securities portfolio and a decrease in deposits in banks and short term investments of $54.7 million. The increase in average liabilities for the six months ended June 30, 2023 was funded through an increase in interest bearing deposits of $197.8 million and borrowings of $149.7 million. The net interest spread, as well as the net interest margin, will continue to be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.
The yield on total interest-bearing liabilities increased from 0.43% in the second quarter of 2022 to 2.04% in the second quarter of 2023. The yield on total interest-bearing liabilities increased from 0.33% for the six months ended June 30, 2022 to 1.77% for the six months ended June 30, 2023 due to increases in the federal funds interest rate during 2022 and 2023. Since June 2022, the Federal Reserve's Federal Open Market Committee ("FOMC") has raised the interest rate 350 basis points through June 30, 2023.

Table 1 - Average Balance Sheet and Net Interest Analysis
	Three Months Ended June 30,
	2023			2022
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$1,835,409	$24,113	5.27%	$1,427,563	$16,330	4.59%
Investment securities, taxable	777,133	5,498	2.84	842,481	4,332	2.06
Investment securities, tax-exempt(2)	113,931	592	2.08	114,658	542	1.90
Deposits in banks and short term investments	73,988	708	3.84	73,189	103	0.56
Total interest-earning assets	$2,800,461	$30,911	4.43%	$2,457,891	$21,307	3.48%
Noninterest-earning assets	229,583			218,721
Total assets	$3,030,044			$2,676,612
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$1,372,569	$3,422	1.00%	$1,429,331	$307	0.09%
Other time	651,426	5,134	3.16	328,355	319	0.39
Total interest-bearing deposits	2,023,995	8,556	1.70	1,757,686	626	0.14
Federal funds purchased	3,402	47	5.49	7,916	19	0.96
Federal Home Loan Bank advances (3)	178,132	1,947	4.38	46,550	943	8.13
Other borrowings	68,385	1,033	6.06	44,729	417	3.74
Total other interest-bearing liabilities	249,919	3,027	4.86	99,195	1,379	5.58
Total interest-bearing liabilities	$2,273,914	$11,583	2.04%	$1,856,881	$2,005	0.43%
Noninterest-bearing liabilities:
Demand deposits	500,954			568,070
Other liabilities	15,597			10,380
Stockholders' equity	239,579			241,281
Total noninterest-bearing liabilities and stockholders' equity	756,130			819,731
Total liabilities and stockholders' equity	$3,030,044			$2,676,612
Interest rate spread			2.38%			3.04%
Net interest income		$19,328			$19,302
Net interest margin			2.77%			3.15%
1.The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable-equivalent adjustments totaling $45,000 and $31,000 for the quarters ended June 30, 2023 and 2022, respectively, are included in income and fees on loans. Accretion income of $53,000 and $269,000 for the quarters ended June 30, 2023 and 2022 are also included in income and fees on loans.
2.Taxable-equivalent adjustments totaling $108,000 and $70,000 for the quarters ended June 30, 2023 and 2022, respectively, are included in tax-exempt interest on investment securities.
3.Federal Home Loan Bank advances interest expense includes $751,000 for the quarter ended June 30, 2022 and is the recognized mark on two advances that were acquired in the SouthCrest acquisition that were called early.

Table 1 - Average Balance Sheet and Net Interest Analysis
	Six Months Ended June 30,
	2023			2022
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans, net of unearned income(4)	$1,807,784	$46,313	5.17%	$1,395,179	$32,353	4.68%
Investment securities, taxable	781,989	10,872	2.80	842,491	8,084	1.93
Investment securities, tax-exempt(5)	114,137	1,187	2.10	112,843	1,022	1.83
Deposits in banks and short term investments	62,507	1,066	3.44	117,176	159	0.27
Total interest-earning assets	$2,766,417	$59,438	4.33%	$2,467,689	$41,618	3.40%
Noninterest-earning assets	223,818			210,625
Total assets	$2,990,235			$2,678,314
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$1,391,099	$5,746	0.83%	$1,437,325	$568	0.08%
Other time	579,818	7,809	2.72	335,744	657	0.39
Total interest-bearing deposits	1,970,917	13,555	1.39	1,773,069	1,225	0.14
Federal funds purchased	5,197	135	5.24	3,978	19	0.96
Federal Home Loan Bank advances(6)	163,867	3,572	4.40	49,100	1,192	4.90
Other borrowings	72,213	2,123	5.93	38,492	619	3.24
Total other interest-bearing liabilities	241,277	5,830	4.87%	91,570	1,830	4.03
Total interest-bearing liabilities	$2,212,194	$19,385	1.77%	$1,864,639	$3,055	0.33%
Noninterest-bearing liabilities:
Demand deposits	528,432			560,444
Other liabilities	12,731			11,035
Stockholders' equity	236,878			242,196
Total noninterest-bearing liabilities and stockholders' equity	778,041			813,675
Total liabilities and stockholders' equity	$2,990,235			$2,678,314
Interest rate spread			2.57%			3.08%
Net interest income		$40,053			$38,563
Net interest margin			2.92%			3.15%
4 The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable-equivalent adjustments totaling $91,000 and $62,000 for the six months ended June 30, 2023 and 2022, respectively, are included in income and fees on loans. Accretion income of $124,000 and $429,000 for the six months ended June 30, 2023 and 2022 are also included in income and fees on loans.
5 Taxable-equivalent adjustments totaling $217,000 and $133,000 for the six months ended June 30, 2023 and 2022, respectively, are included in tax-exempt interest on investment securities.
6 Federal Home Loan Bank advances interest expense includes $751,000 for the six months ended June 30, 2022 and is the recognized mark on two advances that were acquired in the SouthCrest acquisition that were called early.

The following table presents the effect of net interest income for changes in the average outstanding volume amounts of interest-earning assets and interest-bearing liabilities and the rates earned and paid on these assets and liabilities for the six month period ended June 30, 2023 compared to the six month period ended June 30, 2022.

Table 2 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
	Six Months Ended June 30, 2023
	Compared to Six Months Ended June 30, 2022 Increase (Decrease) Due to Changes in
(dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned fees	$19,310	$(5,350)	$13,960
Investment securities, taxable	(1,168)	3,956	2,788
Investment securities, tax-exempt	24	141	165
Deposits in banks and short term investments	(148)	1,055	907
Total interest-earning assets (FTE)	18,018	(198)	17,820
Interest-bearing liabilities:
Interest-Bearing Demand and Savings Deposits	(37)	5,215	5,178
Time Deposits	952	6,200	7,152
Federal funds purchased	12	104	116
Federal Home Loan Bank Advances	5,624	(3,244)	2,380
Other Borrowed Money	1,094	410	1,504
Total interest-bearing liabilities	7,645	8,685	16,330
Increase in net interest income (FTE)	$10,373	$(8,883)	$1,490
Provision for Credit Losses
The provision for credit losses is based on management's evaluation of probable, inherent losses in the loan portfolio and unfunded commitments and the corresponding analysis of the allowance for credit losses at quarter-end. Provision for credit losses for the three and six months ended June 30, 2023 was $200,000 and $1.1 million compared to $1.1 million and $1.2 million for the same period in 2022, respectively. The amount of provision expense recorded in each period was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, sufficient to cover expected credit losses over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur. The provision for credit losses for quarter ended June 30, 2023 includes $430,000 in provision for credit losses on loans and $230,000 in release of credit losses on unfunded commitments. The provision for credit losses for the six months ended June 30, 2023 includes $1.2 million in credit losses on loans and $91,000 in release of credit losses on unfunded commitments. See the section captioned “Loans and Allowance for Credit Losses” elsewhere in this discussion for further analysis of the provision for credit losses.

Noninterest Income
The following table represents the major components of noninterest income for the periods indicated.

Table 3 - Noninterest Income
	Three Months Ended June 30,		Change		Six Months Ended June 30		Change
(dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Service charges on deposits	$2,027	$1,895	$132	7.0%	$3,941	$3,720	$221	5.9%
Mortgage fee income	2,014	2,736	(722)	(26.4)	3,198	5,648	(2,450)	(43.4)
Gain on sales of SBA loans	1,105	1,863	(758)	(40.7)	2,162	3,589	(1,427)	(39.8)
(Loss)/gain on sales of securities	—	—	—	100.0	—	24	(24)	(100.0)
Interchange fee	2,131	2,159	(28)	(1.3)	4,198	4,159	39	0.9
BOLI income	358	353	5	1.4	689	665	24	3.6
Other noninterest income	1,317	1,039	278	26.8	2,420	1,386	1,034	74.6
Total noninterest income	$8,952	$10,045	$(1,093)	(10.88)%	$16,608	$19,191	$(2,583)	(13.46)%
For the three and six months ended June 30, 2023, noninterest income decreased $1.1 million and $2.6 million compared to the same periods in 2022. The primary reason for the three and six month decreases were due to decreases in both mortgage fee income and gains on sales of SBA loans, partially offset by an increase in other noninterest income.
Service charges on deposit accounts. For the three and six months ended June 30, 2023, services charges on deposits was $2.0 million and $3.9 million compared to $1.9 million and $3.7 million for the same periods ended June 30, 2022, an increase of $132,000 and $221,000, respectively. These increases in service charges on deposits can be attributed to the Company's strong retail banking center footprint and our ability to continue to grow core deposits.
Mortgage Fee Income. For the three and six months ended June 30, 2023, mortgage fee income was $2.0 million and $3.2 million compared to $2.7 million and $5.6 million for the same periods ended June 30, 2022, a decrease of $722,000, and $2.5 million, respectively. These decreases in mortgage fee income were the result of rising interest rates which has caused a slowdown in the demand for mortgage products and thus a decrease in mortgage fee income.
Gain on Sales of SBA loans. For the three and six months ended June 30, 2023, net realized gains on the sale of the guaranteed portion of SBA loans totaled $1.1 million and $2.2 million compared to the same periods ended June 30, 2022, a decrease of $758,000 and $1.4 million, respectively. These decreases are related to the shift in the Company's production towards adjustable rate portfolio products which caused a decrease in our secondary market production and in turn a decrease in the gain on sales of SBA loans.
Interchange Fees. For the three and six months ended June 30, 2023, interchange fee income was $2.1 million and $4.2 million compared to $2.2 million and $4.2 million for the same periods ended June 30, 2022, a decrease of $28,000 and an increase of $39,000, respectively. These slight movements in interchange fees are the result of customer use of our MasterCard and Discover card programs whose buying habits can fluctuate between periods.
Other noninterest income. For the three and six months ended June 30, 2023, other noninterest income was $1.3 million and $2.4 million compared to $1.0 million and $1.4 million for the same periods ended June 30, 2022, an increase of $278,000, and $1.0 million, respectively. The increase in other noninterest income for the second quarter 2023 compared to 2022 was primarily attributable to an increase in gains on sales of assets of $94,000, an increase in merchant services income of $63,000 along with increases in SBA servicing and other related fee income. The increase in other noninterest for the six months ended June 2023 compared to the same period in 2022 was attributable to equity investment market valuation gains in the first half of 2023 of $94,000 compared to market valuation losses of $264,000 in the first half of 2022 along with increases in SBA servicing and other related fee income. Also, increases were noted in income from the merchant services and wealth advisor divisions.

Noninterest Expense
The following table represents the major components of noninterest expense for the periods indicated.

Table 4 - Noninterest Expense
	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Salaries and employee benefits	$13,348	$15,072	$(1,724)	(11.4)%	$25,956	$28,344	$(2,388)	(8.4)%
Occupancy and equipment	1,499	1,608	(109)	(6.8)	3,121	3,227	(106)	(3.3)
Information technology expenses	2,001	2,549	(548)	(21.5)	4,342	4,903	(561)	(11.4)
Professional fees	881	1,073	(192)	(17.9)	1,596	1,946	(350)	(18.0)
Advertising and public relations	673	695	(22)	(3.2)	1,666	1,464	202	13.8
Communications	192	417	(225)	(54.0)	486	854	(368)	(43.1)
Other noninterest expense	2,838	3,062	(224)	(7.3)	5,430	5,544	(114)	(2.1)
Total noninterest expense	$21,432	$24,476	$(3,044)	(12.4)%	$42,597	$46,282	$(3,685)	(8.0)%
Noninterest expense decreased for the three and six months ended June 30, 2023 by $3.0 million and $3.7 million compared to the same periods in 2022. Decreases were seen in all categories for the three month period and in all but advertising and public relations for the six month period.
Salaries and employee benefits. Salaries and employee benefits for the three and six months ended June 30, 2023 was $13.3 million and $26.0 million compared to $15.1 million and $28.3 million and for the same periods ended June 30, 2022, a decrease of $1.7 million and $2.4 million, respectively. These decreases in salaries and employee benefits expenses are related to a reduction in force initiative along with lower commissions and bonus expenses.
Information technology expenses. Information technology expense for the three and six months ended June 30, 2023 was $2.0 million and $4.3 million compared to $2.5 million and $4.9 million for the same periods ended June 30, 2022, a decrease of $548,000 and $561,000, respectively. These decreases relate to a decrease in data processing expenses due to a renewed contract with the Company's core processor resulting in cost savings which is partially offset by increased software expenses.
Professional fees. Professional fees for the three and six months ended June 30, 2023 was $881,000 and $1.6 million compared to $1.1 million and $1.9 million for the same periods ended June 30, 2022, a decrease of $192,000 and $350,000, respectively. These decreases are the result of lower consulting and legal fees in 2023 compared to 2022 which included fees associated with the acquisition of SouthCrest Financial Group, Inc.
Advertising and public relations. Advertising and public relations expenses for the three and six months ended June 30, 2023 was $673,000 and $1.7 million compared to $695,000 and $1.5 million for the same periods ended June 30, 2022, a decrease of $22,000 for the three month period and an increase of $202,000 for the six month period, respectively. This increase for the six month period is the result of a donation to the Georgia Scholarship Program during the first quarter of 2023.
Communications. Communications expenses for the three and six months ended June 30, 2023 was $192,000 and $486,000 compared to $417,000 and $854,000 for the same periods ended June 30, 2022, a decrease of $225,000 and $368,000, respectively. The decrease for both periods is the result of telephone service related to the acquisition of SouthCrest Financial Group, Inc. that was paid through the end of the contract in June 2022.
Other noninterest expenses. Other noninterest expense for the three and six months ended June 30, 2023 was $2.8 million and $5.4 million compared to $3.1 million and $5.5 million for the same periods ended June 30, 2022, a decrease of $224,000 and $114,000, respectively. These decreases relate primarily to decreased servicing rights valuation, travel and entertainment and printing and supplies, partially offset by increases in SBA broker fees, other loan related costs and city and county taxes.

Income Tax Expense
Income tax expense for the three and six months ended June 30, 2023 was $1.2 million and $2.3 million compared to $234,000 and $1.4 million for the same periods in 2022. The Company’s effective tax rates for the three and six months ended June 30, 2023 were 18.4% and 18.3% compared to 6.4% and 13.8% for the three and six months ended June 30, 2022. The largest driver of the difference is the tax exempt income primarily from BOLI and tax exempt interest along with the favorable tax impact of the donation made to the Georgia Scholarship Program during the first quarter of 2023 and Georgia state tax credits in 2022.
Balance Sheet Review
Total assets increased to $3.1 billion at June 30, 2023 from $2.9 billion at December 31, 2022.

Loans and Allowance for Credit Losses
At June 30, 2023, gross loans outstanding (excluding loans held for sale) were $1.8 billion, an increase of $101.7 million, or 5.9%, compared to $1.7 billion at December 31, 2022.
At June 30, 2023, approximately 66.9% of our loans are secured by commercial real estate. While we have seen significant growth in the commercial real estate portfolio over the past several months, we have now shifted our focus away from commercial real estate lending for 2023. We are starting to see our loan pipelines decrease as we continue to increase loan pricing and maintain tightened credit standards.
The following table presents a summary of the loan portfolio as of June 30, 2023 and December 31, 2022.

Table 5 - Loans Outstanding
(dollars in thousands)	June 30, 2023	December 31, 2022
Construction, land & land development	$249,423	$229,435
Other commercial real estate	979,509	975,447
Total commercial real estate	1,228,932	1,204,882
Residential real estate	325,407	290,054
Commercial, financial & agricultural	243,458	223,923
Consumer and other	41,045	18,247
Total loans	$1,838,842	$1,737,106
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
The allowance for credit losses on loans was $17.1 million at June 30, 2023 compared to $12.9 million at June 30, 2022, an increase of $4.2 million, or 32.1%. The allowance for credit losses on loans as a percentage of loans was 0.93% and 0.96% at June 30, 2023 and 2022, respectively. The provision for credit losses was $200,000 compared to $1.1 million for the three months ended June 30, 2023 and June 30, 2022, respectively. The provision for credit losses for the quarter ended June 30, 2023 includes $430,000 in credit losses on loans and a release of $230,000 in credit losses on unfunded commitments. The provision for credit losses was $1.1 million compared to $1.2 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The provision for credit losses for the six months ended June 30, 2023 includes $1.2 million in credit losses on loans and a release of $91,000 in credit losses on unfunded commitments. The amount of provision expense recorded in each period was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, that was sufficient to cover expected credit losses on loans over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur. The primary reason for the decrease in allowance to loans as a percentage for loans and provision is primarily due to the Bank's slowdown in loan growth, with a portion of that loan growth being the funding of loan commitments that were previously reserved for under the CECL methodology..
Additional information about the Company’s allowance for credit losses is provided in Note 4 to our consolidated financial statements as of June 30, 2023, included elsewhere in this Quarterly Report on Form 10-Q.
The following table presents an analysis of the allowance for credit losses on loans as of and for the six months ended June 30, 2023 and 2022:

Table 6 - Analysis of Allowance for Credit Losses on Loans
	June 30, 2023		June 30, 2022
(dollars in thousands)	Reserve	%*	Reserve	%*
Construction, land & land development	$2,281	13.6%	$1,339	12.6%
Other commercial real estate	8,733	53.3%	7,355	59.3%
Residential real estate	2,642	17.7%	1,811	15.4%
Commercial, financial & agricultural	2,984	13.2%	2,087	11.5%
Consumer and other	426	2.2%	327	1.3%
	$17,066	100%	$12,919	100%
*Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

The following table presents a summary of allowance for credit loss for the three and six months ended June 30, 2023 and 2022.

Table 7 - Summary of Allowance for Credit Losses on Loans
	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Allowance for credit losses on loans - beginning balance	$16,599	$12,919	$16,128	$12,910
Adoption of ASU 2016-13	—	—	(53)	—
Charge-offs:
Construction, land & land development	—	—	—	—
Other commercial real estate	—	—	—	58
Residential real estate	—	30	—	48
Commercial, financial & agricultural	170	132	443	148
Consumer and other	—	5	3	21
Total loans charged-off	170	167	446	275
Recoveries:
Construction, land & land development	5	5	8	11
Other commercial real estate	11	67	25	74
Residential real estate	26	18	37	22
Commercial, financial & agricultural	160	12	167	56
Consumer and other	5	9	9	15
Total recoveries	207	111	246	178
Net (recoveries)/charge-offs	(37)	56	200	97
Provision for credit losses on loans	430	1,100	1,191	1,150
Allowance for credit losses on loans- ending balance	$17,066	$13,963	$17,066	$13,963

Net (recoveries)/charge-offs to average loans (annualized)	(0.01)%	0.02%	0.01%	0.01%
Allowance for credit losses on loans to total loans	0.93	0.96	0.93	0.96
Allowance to nonperforming loans	153.96	282.31	153.96	282.31
Management believes the allowance for credit losses for loans is adequate to provide for losses inherent in the loan portfolio as of June 30, 2023.

Nonperforming Assets
Asset quality experienced a slight decrease during the first six months of 2023. Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned ("OREO"). Nonaccrual loans totaled $11.1 million at June 30, 2023, an increase of $5.4 million, or 94.3%, from $5.7 million at December 31, 2022. There were no loans contractually past due 90 days or more and still accruing or any repossessed personal property for either period presented. OREO totaled $792,000 at June 30, 2023 compared to $651,000 at December 31, 2022. As of June 30, 2023, total nonperforming assets as a percent of total assets increased to 0.38% compared with 0.22% at December 31, 2022. The increase in nonperforming assets was primarily due to the repurchase of the government guaranteed portion of nonperforming loans, which were repurchased as part of the liquidation process and have no expected losses.
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
Nonperforming assets at June 30, 2023 and December 31, 2022 were as follows:

Table 8 - Nonperforming Assets
(dollars in thousands)	June 30, 2023	December 31, 2022
Nonaccrual loans	$11,085	$5,706
Loans past due 90 days and accruing	—	—
Other real estate owned	792	651
Repossessed assets	—	—
Total nonperforming assets	$11,877	$6,357
Nonaccrual loans by loan segment
Construction, land & land development	$93	$149
Commercial real estate	2,233	1,509
Residential real estate	4,275	2,686
Commercial, financial & agricultural	4,443	1,341
Consumer & other	41	21
Total nonaccrual loans	$11,085	$5,706

NPAs as a percentage of total loans and OREO	0.65%	0.37%
NPAs as a percentages of total assets	0.38%	0.22%
Nonaccrual loans as a percentage of total loans	0.60%	0.33%
The Company had no loans modified due to financial difficulty during the three or six month periods ended June 30, 2023. See Note 3 - Loans, for additional details on loan modifications.

Deposits
Deposits at June 30, 2023 and December 31, 2022 were as follows:

Table 9 - Deposits
(dollars in thousands)	June 30, 2023	December 31, 2022
Noninterest-bearing deposits	$541,119	$569,170
Interest-bearing deposits	733,708	831,152
Savings	659,137	617,135
Time, $250,000 and over	184,459	114,780
Other time	508,788	358,760
Total deposits	$2,627,211	$2,490,997
Total deposits increased $136.2 million to $2.63 billion at June 30, 2023 from $2.49 billion at December 31, 2022. As of June 30, 2023, 20.6% of total deposits were comprised of noninterest-bearing accounts and 79.4% were comprised of interest-bearing deposit accounts, compared to 22.8% and 77.2% as of December 31, 2022, respectively. The increase in our deposits is due primarily to the increase in rates the Company offers on its deposit products coupled with the Company's diversified core deposit base and long customer relationships. While the market is experiencing repricing of deposits, we have not seen any significant outflows. An increase in brokered deposits used to fund loan growth has also contributed to the overall increase in deposits.
We had $112.4 million and $50.8 million in brokered deposits at June 30, 2023 and December 31, 2022, respectively. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors, and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the FHLB.
The Company's estimated uninsured deposits were $817.8 million at June 30, 2023, or 30.73% of total Bank deposits compared to $882.2 million at December 31, 2022, or 34.85% of total Bank deposits. Adjusted uninsured deposit estimate (which excludes deposits collateralized by public funds and internal accounts) were $489.9 million at June 30, 2023, or 18.41% of total Bank deposits compared to $531.7 million at December 31, 2022, or 21.01% of total Bank deposits. Adjusted uninsured deposits represent a small percentage of our overall deposits, which increases the stability of our deposit base and lowers our overall funding risk.

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
See Note 7 to our consolidated financial statements as of June 30, 2023, included elsewhere in this Form 10-Q, for a table setting forth the financial instruments that were outstanding whose contract amounts represent credit risk and more information regarding our off-balance sheet arrangements as of June 30, 2023 and December 31, 2022.

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
To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, the Company and the Bank have established multiple borrowing sources to augment their funds management. The Company has borrowing capacity through membership of the FHLB program. The Bank has also established overnight borrowing for Federal Funds purchased through various correspondent banks. There were no outstanding balances of Federal Funds purchased at June 30, 2023 and December 31, 2022, respectively.
Cash and cash equivalents at June 30, 2023 and December 31, 2022 were $154.8 million and $80.7 million, respectively. Cash and cash equivalents has increased since year end 2022, primarily due to increases in deposits. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs without any material adverse impact on our operating results.
Liquidity management involves the matching of cash flow requirements of customers and the ability of the Company to manage those requirements. These requirements of customers include, but are not limited to, deposits being withdrawn or providing assurance to borrowers that sufficient funds are available to meet their credit needs. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term assets at any given time will adequately cover any reasonably anticipated need for funds. Additionally, we maintain relationships with correspondent banks, which could provide funds on short notice, if needed. We have also invested in FHLB stock for the purpose of establishing credit lines with the FHLB. At June 30, 2023 and December 31, 2022, we had $155.0 million and $125.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $591.9 million and $574.7 million of additional borrowing availability with the FHLB at June 30, 2023 and December 31, 2022, respectively.
Other sources of liquidity include overnight borrowings from the Federal Reserve Discount Window, as well as access to the FRB Term Funding Program, of $56.9 million and $100.0 million, respectively, of which there was no outstanding balance on either facility at June 30, 2023. The Company also had unencumbered securities of $436.3 million and $121.2 million in FRB Reserves as of June 30, 2023. Unencumbered investment securities provide the ability to either be pledged as collateral with borrowing sources or sold and converted to cash.
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

Capital Resources
The Company and the Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy.
The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company's and the Bank’s capital ratios as of June 30, 2023 and December 31, 2022. The Company and the Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of June 30, 2023 and December 31, 2022. There have been no conditions or events since June 30, 2023 that management believes would change this classification.

Table 10 - Capital Ratio Requirements
	Minimum Requirement	Well-capitalized
Risk-based ratios:
Common equity tier 1 capital (CET1)	4.5%	6.5%
Tier 1 capital	6.0	8.0
Total capital	8.0	10.0
Leverage ratio	4.0	5.0

Table 11 - Capital Ratios
Company	June 30, 2023	December 31, 2022
CET1 risk-based capital ratio	11.12%	11.34%
Tier 1 risk-based capital ratio	12.22	12.49
Total risk-based capital ratio	14.86	15.11
Leverage ratio	8.85	9.17

Colony Bank
CET1 risk-based capital ratio	12.23%	12.22%
Tier 1 risk-based capital ratio	12.23	12.22
Total risk-based capital ratio	13.08	12.99
Leverage ratio	8.85	8.97

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
The following table presents our interest sensitivity position at the dates indicated.

Table 12 - Interest Sensitivity
	Increase (Decrease) in Net Interest Income from Base Scenario at
	June 30, 2023	December 31, 2022
Changes in rates
200 basis point increase	2.32%	2.59%
100 basis point increase	1.22	1.37
100 basis point decrease	0.41	(0.61)
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
During the quarter ended June 30, 2023, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.

ITEM 1A – RISK FACTORS
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in "Part I - Item IA - Risk Factors” of the Company’s 2022 Form 10-K and "Part II - Item IA - Risk Factors" of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 ("2023 1Q Form 10-Q")", which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
There are no material changes during the period covered by this Report to the risk factors previously disclosed in the Company's 2022 Form 10-K and 2023 1Q Form 10-Q.

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) There were no unregistered shares of the Company’s common stock sold during the three-month period ended June 30, 2023.
(b) Not applicable.
(c) The table below sets forth information regarding repurchases of our common stock during the second quarter of 2023.

(dollars in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 to April 30, 2023	—	$—	—	$—
May 1, 2023 to May 31, 2023	—	—	—	—
June 1, 2023 to June 30, 2023	41,481	9.78	41,481	11,054
Total	41,481	$9.78	41,481	$11,054

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 – OTHER INFORMATION
Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2023.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

104	The cover page from Colony Bankcorp’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023 (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colony Bankcorp, Inc.

/s/ T. Heath Fountain
Date: August 9, 2023	T. Heath Fountain
Chief Executive Officer/Acting Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)