Form 10-Q
period 2023-09-30
COLONY BANKCORP INC
filed 2023-11-08
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended September 30, 2023
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 7, 2023, the registrant had 17,567,983 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$23,010	$20,584
Federal funds sold and interest-bearing deposits in banks	118,330	60,094
Cash and cash equivalents	141,340	80,678
Investment securities available for sale, at fair value	399,547	432,553
Investment securities held to maturity, at amortized cost	451,056	465,858
Other investments, at cost	17,323	13,793
Loans held for sale	27,246	17,743
Loans	1,864,971	1,737,106
Allowance for credit losses on loans	(17,368)	(16,128)
Loans, net	1,847,603	1,720,978
Premises and equipment	42,544	41,606
Other real estate owned	812	651
Goodwill	48,923	48,923
Other intangible assets	4,530	5,664
Bank-owned life insurance	56,541	55,504
Deferred income taxes, net	28,934	28,199
Other assets	27,424	24,420
Total assets	$3,093,823	$2,936,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$494,221	$569,170
Interest-bearing	2,097,111	1,921,827
Total deposits	2,591,332	2,490,997
Federal Home Loan Bank advances	185,000	125,000
Other borrowings	63,422	78,352
Other liabilities	15,377	11,953
Total liabilities	$2,855,131	$2,706,302

Stockholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued or outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, par value $1.00 per share; 50,000,000 shares authorized, 17,567,983 and 17,598,123 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	17,568	17,598
Paid in capital	168,211	167,537
Retained earnings	120,732	111,573
Accumulated other comprehensive loss, net of tax	(67,819)	(66,440)
Total stockholders' equity	238,692	230,268
Total liabilities and stockholders' equity	$3,093,823	$2,936,570

See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest income
Loans, including fees	$26,022	$18,183	$72,241	$50,478
Investment securities	5,770	5,266	17,619	14,240
Federal funds sold, interest bearing deposits in banks and short term investments	787	278	1,853	437
Total interest income	32,579	23,727	91,713	65,155

Interest expense
Deposits	10,338	1,449	23,893	2,674
Federal funds purchased	11	3	146	22
Federal Home Loan Bank Advances	1,568	555	5,140	1,746
Other borrowings	1,041	822	3,164	1,441
Total interest expense	12,958	2,829	32,343	5,883
Net interest income	19,621	20,898	59,370	59,272
Provision for credit losses (1)	1,000	1,320	2,100	2,470
Net interest income after provision for credit losses	18,621	19,578	57,270	56,802

Noninterest income
Service charges on deposits	2,200	2,104	6,141	5,823
Mortgage fee income	1,730	1,708	4,928	7,356
Gain on sales of SBA loans	1,268	1,215	3,429	4,805
Loss on sales of securities	—	(96)	—	(72)
Interchange fees	2,202	2,179	6,400	6,338
BOLI Income	335	312	1,024	977
Insurance commissions	509	466	1,410	1,328
Other	1,474	258	2,997	782
Total noninterest income	9,718	8,146	26,329	27,337

Noninterest expense
Salaries and employee benefits	11,973	12,154	37,929	40,498
Occupancy and equipment	1,620	1,645	4,741	4,872
Information technology expenses	2,064	2,491	6,406	7,394
Professional fees	752	881	2,348	2,773
Advertising and public relations	766	876	2,432	2,406
Communications	224	471	710	1,325
Other	3,482	2,849	8,912	8,380
Total noninterest expense	20,881	21,367	63,478	67,648
Income before income taxes	7,458	6,357	20,121	16,491
Income taxes	1,654	1,105	3,972	2,500
Net income	$5,804	$5,252	$16,149	$13,991
Earnings per common share:
Basic	$0.33	$0.30	$0.92	$0.82
Diluted	0.33	0.30	0.92	0.82
Dividends declared per share	0.11	0.1075	0.33	0.3225
Weighted average common shares outstanding:
Basic	17,569,493	17,645,119	17,581,817	17,042,838
Diluted	17,569,493	17,645,119	17,581,817	17,042,838
(1) Beginning January 1, 2023, provision calculation is based on current expected loss methodology. Prior to January 1, 2023, calculation was based on incurred loss methodology.

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$5,804	$5,252	$16,149	$13,991
Other comprehensive loss:
Net unrealized losses on securities arising during the period	(8,527)	(17,210)	(6,706)	(73,036)
Tax effect	2,172	4,475	1,708	18,989
Reclassification adjustment for amortization of unrealized holding (gains) losses included in accumulated other comprehensive income (loss) from the transfer of securities from available for sale to held to maturity	1,300	642	3,942	(9,376)
Tax effect	(331)	(167)	(1,004)	2,438
Realized losses on sales of available for sale securities	—	96	—	72
Tax effect	—	(13)	—	(10)
Unrealized gains on derivative instruments designated as cash flow hedges	811	—	1,087	—
Tax effect	(207)	—	(277)	—
Realized gains on derivative instruments recognized in net income	(164)	—	(173)	—
Tax effect	42	—	44	—
Total other comprehensive loss	(4,904)	(12,177)	(1,379)	(60,923)
Comprehensive income (loss)	$900	$(6,925)	$14,770	$(46,932)

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

(dollars in thousands, except per share data)	Common Stock
Three Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, June 30, 2023	17,541,661	$17,542	$167,971	$116,857	$(62,915)	$239,455
Other comprehensive loss	—	—	—	—	(4,904)	(4,904)
Dividends on common shares ($0.1100 per share)	—	—	—	(1,929)	—	(1,929)
Issuance of restricted stock, net of forfeitures	44,823	45	(45)	—	—	—
Tax withholding related to vesting of restricted stock	(18,501)	(19)	(155)	—	—	(174)
Stock-based compensation expense	—	—	440	—	—	440
Net income	—	—	—	5,804	—	5,804
Balance, September 30, 2023	17,567,983	$17,568	$168,211	$120,732	$(67,819)	$238,692

Balance, June 30, 2022	17,581,212	$17,581	$167,376	$104,561	$(54,923)	$234,595
Other comprehensive loss	—	—	—	—	(12,177)	(12,177)
Dividends on common shares ($0.1075 per share)	—	—	—	(1,895)	—	(1,895)
Issuance of restricted stock, net of forfeitures	71,770	72	(72)	—	—	—
Tax withholding related to vesting of restricted stock	(11,859)	(12)	(168)	—	—	(180)
Stock-based compensation expense	—	—	472	—	—	472
Net income	—	—	—	5,252	—	5,252
Balance, September 30, 2022	17,641,123	$17,641	$167,608	$107,918	$(67,100)	$226,067

See accompanying notes to consolidated financial statements (unaudited).

(dollars in thousands, except per share data)	Common Stock
Nine Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2022	17,598,123	$17,598	$167,537	$111,573	$(66,440)	$230,268
Cumulative change in accounting principle for ASU 2016-13, net of tax (1)	—	—	—	(1,198)	—	(1,198)
Other comprehensive loss	—	—	—	—	(1,379)	(1,379)
Dividends on common shares ($0.33 per share)	—	—	—	(5,792)	—	(5,792)
Issuance of restricted stock, net of forfeitures	36,152	36	(36)	—	—	—
Tax withholding related to vesting of restricted stock	(24,811)	(25)	(227)	—	—	(252)
Repurchase of shares	(41,481)	(41)	(365)	—	—	(406)
Stock-based compensation expense	—	—	1,302	—	—	1,302
Net income	—	—	—	16,149	—	16,149
Balance, September 30, 2023	17,567,983	$17,568	$168,211	$120,732	$(67,819)	$238,692

Balance, December 31, 2021	13,673,898	$13,674	$111,021	$99,189	$(6,177)	$217,707
Other comprehensive loss	—	—	—	—	(60,923)	(60,923)
Dividends on common shares ($0.323 per share)	—	—	—	(5,262)	—	(5,262)
Issuance of common stock	3,848,485	3,848	55,620	—	—	59,468
Issuance of restricted stock, net of forfeitures	133,720	134	(134)	—	—	—
Tax withholding related to vesting of restricted stock	(14,980)	(15)	(216)	—	—	(231)
Stock-based compensation expense	—	—	1,317	—	—	1,317
Net income	—	—	—	13,991	—	13,991
Balance, September 30, 2022	17,641,123	$17,641	$167,608	$107,918	$(67,100)	$226,067
 (1) Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2016-13: CECL

See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(dollars in thousands)	September 30, 2023	September 30, 2022
Operating Activities
Net income	$16,149	$13,991
Adjustments reconciling net income to net cash provided by operating activities:
Provision for credit losses	2,100	2,470
Depreciation, amortization, and accretion	6,653	9,322
Equity method investment (loss) income	(149)	357
Share-based compensation expense	1,302	1,317
Net change in servicing asset	(222)	(582)
Loss on sales of securities, available-for-sale	—	72
Gain on sales of SBA loans	(3,429)	(4,805)
Gain on sales of other real estate owned	(13)	—
Donation of other real estate owned	—	35
Gain on sales of premises & equipment	(202)	(65)
Originations of loans held for sale	(200,638)	(269,586)
Proceeds from sales of loans held for sale	194,564	288,596
Change in bank-owned life insurance	(1,037)	(1,006)
Deferred tax benefit	146	(990)
Change in other assets	(1,868)	(4,529)
Change in other liabilities	1,854	867
Net cash provided by operating activities	15,210	35,464
Investing Activities
Purchases of investment securities, available-for-sale	(3,917)	(157,391)
Proceeds from maturities, calls, and paydowns of investment securities, available-for-sale	28,591	45,014
Proceeds from sales of investment securities, available-for-sale	—	47,175
Proceeds from maturities, calls and paydowns of securities, held-to-maturity	16,896	8,432
Change in loans, net	(129,286)	(249,384)
Purchase of premises and equipment	(2,984)	(1,449)
Proceeds from sales of premises and equipment	433	71
Proceeds from sales of other real estate owned	215	—
Proceeds from bank-owned life insurance	—	1,008
Redemption of other investments	800	2,506
Purchase of Federal Home Loan Bank Stock	(4,181)	(1,701)
Net cash used in investing activities	(93,433)	(305,719)
Financing Activities
Change in noninterest-bearing customer deposits	(74,949)	5,771
Change in interest-bearing customer deposits	175,284	29,283
Issuance of common stock, net of stock issuance cost	—	59,468
Dividends paid for common stock	(5,792)	(5,262)
Issuance of Subordinated Debt	—	39,097
Repayments on Federal Home Loan Bank Advances	(625,000)	(137,500)
Proceeds from Federal Home Loan Bank Advances	685,000	180,000
Repayments on other borrowings	(270,000)	(112,563)
Proceeds from other borrowings	255,000	100,000
Repurchase of shares	(406)	—
Tax withholding related to vesting of restricted stock	(252)	(231)
Net cash provided by financing activities	138,885	158,063
Net increase (decrease) in cash and cash equivalents	60,662	(112,192)
Cash and cash equivalents at beginning of period	80,678	197,232
Cash and cash equivalents at end of period	$141,340	$85,040

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)

	Nine Months Ended
(dollars in thousands)	September 30, 2023	September 30, 2022
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$30,323	$5,053
Cash paid during the period for income taxes	4,000	3,625
Noncash Investing and Financing Activities
Goodwill adjustment	—	(3,983)
Carrying amount of Securities AFS transferred to HTM, net of $34.0 million unrealized loss	—	510,956
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
The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results which may be expected for the year ending December 31, 2023. These statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).
Nature of Operations
The Bank provides a full range of retail, commercial and mortgage banking services as well as wealth management and insurance services for consumers and small- to medium-size businesses located primarily in north central, south and coastal Georgia and in Alabama through a loan production office. The Bank is headquartered in Fitzgerald, Georgia with banking and mortgage offices in Albany, Ashburn, Athens, Broxton, Centerville, Columbus, Cordele, Douglas, Eastman, Fitzgerald, LaGrange, Leesburg, Macon, Moultrie, Quitman, Rochelle, Savannah, Soperton, Statesboro, Sylvester, Tifton, Valdosta and Warner Robins and a loan production office in Birmingham, Alabama. Lending and investing activities are funded primarily by deposits gathered through its retail banking office network.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Concentrations of Credit Risk
Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At September 30, 2023, approximately 83% of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Management continues to monitor these concentrations and has considered these concentrations in its allowance for credit loss analysis.
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
Allowance for Credit Losses ("ACL") – Loans
The current expected credit loss (“CECL”) approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It replaced the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred. The estimate of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the historical period used. The Company also considers future economic conditions and portfolio performance as part of a reasonable and supportable forecast period.
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
•Other commercial real estate - Loans in this category are susceptible to business failures and declines in general economic conditions, including declines in real estate value, declines in occupancy rates, and lack of suitable alternative use for the property.
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
Allowance for Credit Losses – Held-to-Maturity Securities ("HTM")
Management measures current expected credit losses on HTM debt securities on a collective basis by major security type. The estimate of current expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management classifies the HTM portfolio into the following major security types: U.S. Treasury securities, U.S. agency securities, State, county & municipal securities, and Mortgage-backed securities. Accrued interest receivable on HTM debt is excluded from the estimate of credit losses.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Derivatives
The Company records cash flow hedges at the inception of a derivative contract based on management’s intentions and belief as to the likely effectiveness of the hedge. Cash flow hedges represent a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. For a cash flow hedge, the gain or loss on the derivative is recorded in other comprehensive income ("OCI") and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The changes in the fair value of a derivative that is not highly effective in hedging the expected cash flows of the hedged item are recognized immediately as interest expense in the consolidated statements of income.
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
Changes in Accounting Principles
ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, was adopted by the Company on January 1, 2023, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.
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
ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, was adopted by the Company on January 1, 2023. This ASU provides guidance on eliminating the requirement for classification of and disclosures around troubled debt restructurings (TDRs). The purpose of this guidance is to eliminate unnecessary and overly-complex disclosures of loans that are already incorporated into the allowance for credit losses and related disclosures while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Modified terms include one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the term or amortization period, a more than insignificant payment delay or principal forgiveness. As of September 30, 2023, the Company had two loans that met the requirements of this disclosure and

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
are included in Note 3 - Loans. This ASU further requires the disclosure of current-period gross charge-offs by year of origination. Current period gross charge-offs are included in the term loan vintage table in Note 3 - Loans.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(2) Investment Securities
The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)
September 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. treasury securities	$799	$—	$(8)	$791
U.S. agency securities	4,613	—	(510)	4,103
Asset backed securities	27,250	6	(411)	26,845
State, county & municipal securities	124,882	—	(23,228)	101,654
Corporate debt securities	54,694	—	(7,665)	47,029
Mortgage-backed securities	251,658	—	(32,533)	219,125
Total	$463,896	$6	$(64,355)	$399,547

September 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:
U.S. treasury securities	$92,880	$—	$(5,483)	$87,397
U.S. agency securities	16,314	—	(1,975)	14,339
State, county & municipal securities	136,546	—	(22,986)	113,560
Mortgage-backed securities	205,316	—	(35,547)	169,769
Total	$451,056	$—	$(65,991)	$385,065

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. treasury securities	$1,644	$—	$(22)	$1,622
U.S. agency securities	5,035	—	(450)	4,585
Asset backed securities	31,468	—	(1,480)	29,988
State, county & municipal securities	126,119	—	(21,363)	104,756
Corporate debt securities	54,741	164	(5,320)	49,585
Mortgage-backed securities	271,199	9	(29,191)	242,017
Total	$490,206	$173	$(57,826)	$432,553

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:
U.S. treasury securities	$91,615	$—	$(4,149)	$87,466
U.S. agency securities	16,409	—	(1,838)	14,571
State, county & municipal securities	136,138	32	(19,518)	116,652
Mortgage-backed securities	221,696	—	(29,121)	192,575
Total	$465,858	$32	$(54,626)	$411,264

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The Company elected to exclude accrued interest receivable from the amortized cost basis of available-for-sale and held-to-maturity securities disclosed throughout this note. As of September 30, 2023 and December 31, 2022, accrued interest receivable for available-for-sale and held-to-maturity securities totaled $2.2 million and $2.6 million, and $2.0 million and $1.9 million, respectively, and is included in the "other assets" line item on the Company’s consolidated balance sheet.

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
The amortized cost and fair value of investment securities as of September 30, 2023, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,014	$1,002	$—	$—
Due after one year through five years	15,542	14,127	91,725	86,380
Due after five years through ten years	95,886	79,640	75,296	64,377
Due after ten years	99,796	85,653	78,719	64,539
	$212,238	$180,422	$245,740	$215,296

Mortgage-backed securities	251,658	219,125	205,316	169,769
	$463,896	$399,547	$451,056	$385,065
Proceeds from the sale of investment securities totaled $44.1 million and $47.2 million for the three and nine month periods ended September 30, 2022, respectively. The sale of investment securities resulted in gross realized gains of $0 and $24,000 for the three and nine months ended September 30, 2022 and gross realized losses of $96,000 for the both the three and nine months ended September 30, 2022.
Investment securities having a carrying value of approximately $394.0 million and $541.8 million were pledged to secure public deposits and for other purposes as of September 30, 2023 and December 31, 2022, respectively.
Information pertaining to available-for-sale securities with gross unrealized losses at September 30, 2023 and December 31, 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
is as follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2023
U.S. treasury securities	$—	$—	$791	$(8)	$791	$(8)
U.S. agency securities	—	—	4,103	(510)	4,103	(510)
Asset backed securities	5,934	(14)	18,598	(397)	24,532	(411)
State, county & municipal securities	1,457	(276)	100,197	(22,952)	101,654	(23,228)
Corporate debt securities	7,660	(1,632)	39,369	(6,033)	47,029	(7,665)
Mortgage-backed securities	16,088	(424)	203,037	(32,109)	219,125	(32,533)
	$31,139	$(2,346)	$366,095	$(62,009)	$397,234	$(64,355)

December 31, 2022
U.S. treasury securities	$1,377	$(17)	$245	$(5)	$1,622	$(22)
U.S. agency securities	3,221	(257)	1,364	(193)	4,585	(450)
Asset backed securities	10,780	(319)	19,208	(1,161)	29,988	(1,480)
State, county & municipal securities	29,284	(3,629)	75,472	(17,734)	104,756	(21,363)
Corporate debt securities	17,258	(1,463)	30,651	(3,857)	47,909	(5,320)
Mortgage-backed securities	122,031	(7,890)	119,409	(21,301)	241,440	(29,191)
	$183,951	$(13,575)	$246,349	$(44,251)	$430,300	$(57,826)
Information pertaining to held-to-maturity securities with gross unrealized losses at September 30, 2023 and December 31, 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2023
U.S. treasury securities	$—	$—	$87,397	$(5,483)	$87,397	$(5,483)
U.S. agency securities	—	—	14,339	(1,975)	14,339	(1,975)
State, county & municipal securities	18,041	(1,349)	95,519	(21,637)	113,560	(22,986)
Mortgage-backed securities	—	—	169,769	(35,547)	169,769	(35,547)
	$18,041	$(1,349)	$367,024	$(64,642)	$385,065	$(65,991)

December 31, 2022
U.S. treasury securities	$—	$—	$87,466	$(4,149)	$87,466	$(4,149)
U.S. agency securities	—	—	14,571	(1,838)	14,571	(1,838)
State, county & municipal securities	9,858	(1,392)	105,734	(18,126)	115,592	(19,518)
Mortgage-backed securities	13,580	(729)	178,995	(28,392)	192,575	(29,121)
	$23,438	$(2,121)	$386,766	$(52,505)	$410,204	$(54,626)

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
At September 30, 2023, there were 282 available-for-sale securities and 159 held-to-maturity securities that had unrealized losses. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.
The Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), as amended on January 1, 2023 which included evaluation of expected credit losses on debt securities. As part of the Company's calculated credit losses, the allowance for credit losses on investment securities was determined to be de minimis due to the high credit quality of the portfolio, which includes securities issued or guaranteed by the U.S. Treasury, U.S. Government agencies and high quality municipalities. Therefore, no allowance for credit losses was recorded as of September 30, 2023. See Note 1 for additional details on the allowance for credit losses as it relates to the securities portfolio.

(3) Loans
The following table presents the composition of loans segregated by class of loans, as of September 30, 2023 and December 31, 2022.

(dollars in thousands)	September 30, 2023	December 31, 2022
Construction, land & land development	$245,268	$229,435
Other commercial real estate	969,168	975,447
Total commercial real estate	1,214,436	1,204,882
Residential real estate	339,501	290,054
Commercial, financial & agricultural	252,725	223,923
Consumer and other	58,309	18,247
Total Loans	$1,864,971	$1,737,106
Included in the above table are government guaranteed loans totaling $82.4 million at September 30, 2023 and $58.4 million at December 31, 2022. The following table presents the composition of government guaranteed loans segregated by class of loans for each respective period.

(dollars in thousands)	September 30, 2023	December 31, 2022
Construction, land & land development	$7,665	$5,888
Other commercial real estate	35,316	32,642
Total commercial real estate	42,981	38,530
Residential real estate	11,757	8,036
Commercial, financial & agricultural	27,645	11,787
Consumer and other	—	—
Total Loans	$82,383	$58,353

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of September 30, 2023 and December 31, 2022, accrued interest receivable for loans totaled $8.5 million and $6.8 million, respectively, and is included in the "other assets" line item on the Company’s consolidated balance sheet.

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
The following table presents the loan portfolio segregated by class of loans and the risk category of term loans by vintage year, which is the year of origination or most recent renewal, as of September 30, 2023. Those loans with a risk grade of 1, 2, 3, 4 and 5 have been combined in the pass column for presentation purposes. There were no loans with a risk rating of "doubtful" or "loss" at September 30, 2023.

	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolvers	Revolvers converted to term loans	Total
September 30, 2023
Construction, land & land development
Risk rating
Pass	$93,480	$105,461	$27,729	$7,808	$1,031	$5,955	$2,535	$31	$244,030
Special Mention	—	—	25	—	—	33	—	—	58
Substandard	—	883	5	—	21	146	125	—	1,180
Total Construction, land & land development	93,480	106,344	27,759	7,808	1,052	6,134	2,660	31	245,268

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Other commercial real estate
Risk rating
Pass	40,254	340,854	208,444	92,693	84,083	155,802	25,603	1,079	948,812
Special Mention	—	802	419	2,128	4,550	4,696	35	—	12,630
Substandard	—	4,423	287	—	—	2,758	258	—	7,726
Total Other commercial real estate	40,254	346,079	209,150	94,821	88,633	163,256	25,896	1,079	969,168

Current period gross write offs	—	—	—	—	—	—	—	—	—

Residential real estate
Risk rating
Pass	55,868	119,728	52,516	23,033	9,108	45,226	20,809	—	326,288
Special Mention	296	809	309	51	555	4,461	98	—	6,579
Substandard	253	838	208	271	277	4,777	10	—	6,634
Total Residential real estate	56,417	121,375	53,033	23,355	9,940	54,464	20,917	—	339,501

Current period gross write offs	—	—	—	—	—	—	—	—	—

Commercial, financial & agricultural
Risk rating
Pass	62,802	57,302	25,445	14,308	5,415	14,495	56,939	318	237,024
Special Mention	8,471	544	311	390	25	33	826	—	10,600
Substandard	215	88	4,190	129	30	326	98	25	5,101
Total Commercial, financial & agricultural	71,488	57,934	29,946	14,827	5,470	14,854	57,863	343	252,725

Current period gross write offs	—	692	404	—	—	61	—	—	1,157

Consumer and other
Risk rating
Pass	47,123	4,622	2,381	1,483	1,017	1,004	445	—	58,075
Special Mention	77	4	43	14	31	2	—	—	171
Substandard	16	23	2	7	5	10	—	—	63
Total Consumer and other	47,216	4,649	2,426	1,504	1,053	1,016	445	—	58,309

Current period gross write offs	—	12	1	4	—	—	—	—	17

Total Loans
Risk rating
Pass	299,527	627,968	316,516	139,324	100,653	222,484	106,330	1,428	1,814,230
Special Mention	8,844	2,158	1,108	2,583	5,161	9,224	959	—	30,037
Substandard	484	6,255	4,692	406	333	8,018	491	25	20,704
Total Loans	$308,855	$636,381	$322,316	$142,313	$106,147	$239,726	$107,780	$1,453	$1,864,971

Total current period gross write offs	$—	$705	$404	$4	$—	$61	$—	$—	$1,174

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
There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the three and nine month periods ended September 30, 2023.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the aging of the amortized cost basis of loans by aging category and accrual status as of September 30, 2023 and December 31, 2022:

(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
September 30, 2023
Construction, land & land development	$—	$—	$—	$92	$245,176	$245,268
Other commercial real estate	469	—	469	1,589	967,110	969,168
Total commercial real estate	469	—	469	1,681	1,212,286	1,214,436
Residential real estate	1,185	—	1,185	3,289	335,027	339,501
Commercial, financial & agricultural	131	—	131	4,275	248,319	252,725
Consumer and other	14	9	23	21	58,265	58,309
Total Loans	$1,799	$9	$1,808	$9,266	$1,853,897	$1,864,971

December 31, 2022
Construction, land & land development	$—	$—	$—	$149	$229,286	$229,435
Other commercial real estate	395	—	395	1,509	973,543	975,447
Total commercial real estate	395	—	395	1,658	1,202,829	1,204,882
Residential real estate	882	—	882	2,686	286,486	290,054
Commercial, financial & agricultural	476	—	476	1,341	222,106	223,923
Consumer and other	40	—	40	21	18,186	18,247
Total Loans	$1,793	$—	$1,793	$5,706	$1,729,607	$1,737,106

The following table is a summary of the Company's nonaccrual loans by major categories for the periods indicated.

	September 30, 2023
(dollars in thousands)	Nonaccrual Loans with No Related ACL	Nonaccrual Loans with a Related ACL	Total Nonaccrual Loans

Construction, land & land development	$28	$64	$92
Other commercial real estate	784	805	1,589
Total commercial real estate	812	869	1,681
Residential real estate	328	2,961	3,289
Commercial, financial & agricultural	620	3,655	4,275
Consumer and other	—	21	21
Total Loans	$1,760	$7,506	$9,266

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
Interest income recorded on nonaccrual loans during the three and nine months ended September 30, 2023 was $55,000 and $265,000, respectively. Interest income recorded on nonaccrual and TDR loans during the three and nine months ended September 30, 2022 was $165,000 and $380,000, respectively.

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
The following table presents loans modified due to a financial difficulty under the above terms during the three and nine months ended September 30, 2023.

	Loans modified due to financial difficulty
(dollars in thousands)	Term Extension	Term Extension and Payment Delay	Total*

Residential real estate	$13	$—	$13
Commercial, financial & agricultural	—	10	10
Total Loans	$13	$10	$23
*less than .01% of total class of receivable
There was one loan in each of the above categories. The residential real estate loan had a term extension of two years. The commercial, financial & agricultural loan had a term extension of two years and was given a payment delay.
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
As discussed in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2022, which are included in the Company’s 2022 Form 10-K, once a loan was identified as a TDR, it was accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that had a troubled debt restructured loan as of December 31, 2022 and September 30, 2022. Loans modified in a TDR were considered to be in default once the loan became 90 days past due. A TDR ceased being classified as impaired if the loan was subsequently modified at market terms and, had performed according to the modified terms for at least six months, and there had not been any prior principal forgiveness on a cumulative basis.
The Company had no loans that subsequently defaulted during the three and nine month periods ended September 30, 2022 and for the year ended December 31, 2022.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4) Allowance for Credit Losses
As previously mentioned in Note 1, since the adoption of ASC 326 on January 1, 2023, the ACL for loans represents management's estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet. The following tables present the balance sheet activity in the ACL by portfolio segment for loans for the three and nine month periods ended September 30, 2023 and September 30, 2022 .

CECL
(dollars in thousands)	Balance June 30, 2023	Charge-Offs	Recoveries	Provision for credit losses on loans	Balance, September 30, 2023
Three Months Ended September 30, 2023
Construction, land & land development	$2,281	$—	$1	$(67)	$2,215
Other commercial real estate	8,733	—	8	(21)	8,720
Total commercial real estate	11,014	—	9	(88)	10,935
Residential real estate	2,642	—	3	128	2,773
Commercial, financial & agricultural	2,984	(714)	13	737	3,020
Consumer and other	426	(14)	5	223	640
Total allowance for credit losses on loans	$17,066	$(728)	$30	$1,000	$17,368

(dollars in thousands)	Balance December 31, 2022	Adoption of ASU 2016-13	Charge-Offs	Recoveries	Provision for credit losses on loans	Balance, September 30, 2023
Nine Months Ended September 30, 2023
Construction, land & land development	$1,959	$148	$—	$9	$99	2,215
Other commercial real estate	8,886	(630)	—	33	431	8,720
Total commercial real estate	10,845	(482)	—	42	530	10,935
Residential real estate	2,354	1,053	—	40	(674)	2,773
Commercial, financial & agricultural	2,709	(690)	(1,157)	180	1,978	3,020
Consumer and other	220	66	(17)	14	357	640
Total allowance for credit losses on loans	$16,128	$(53)	$(1,174)	$276	$2,191	$17,368

Incurred Loss
(dollars in thousands)	Balance June 30, 2022	Charge-Offs	Recoveries	Provision	Balance, September 30, 2022
Three Months Ended September 30, 2022
Construction, land & land development	$1,052	$—	$5	$873	$1,930
Other commercial real estate	8,028	—	5	345	8,378
Total commercial real estate	9,080	—	10	1,218	10,308
Residential real estate	1,488	—	23	424	1,935
Commercial, financial & agricultural	1,678	(118)	7	1,163	2,730
Consumer and other	1,717	(33)	10	(1,485)	209
Total allowance for loan losses	$13,963	$(151)	$50	$1,320	$15,182

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Balance December 31, 2021	Charge-Offs	Recoveries	Provision	Balance, September 30, 2022
Nine Months Ended September 30, 2022
Construction, land & land development	$1,127	$—	$16	$787	$1,930
Other commercial real estate	7,691	(58)	79	666	8,378
Total commercial real estate	8,818	(58)	95	1,453	10,308
Residential real estate	1,805	(48)	45	133	1,935
Commercial, financial & agricultural	1,083	(266)	63	1,850	2,730
Consumer and other	1,204	(54)	25	(966)	209
Total allowance for loan losses	$12,910	$(426)	$228	$2,470	$15,182
As of March 31, 2023, Colony used a one-year reasonable and supportable forecast period. The changes in loss rates used as the basis for the estimate of credit losses during this period were modeled using historical data from peer banks and macroeconomic forecast data obtained from a third party vendor, which were then applied to Colony's recent default experience as a starting point. As of September 30, 2023, the Company expects that the markets in which it operates will experience stable economic and unemployment conditions with the trend of delinquencies returning to more normalized levels, over the next two years. Management adjusted the historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio.
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
The following table presents the balance and activity in the allowance for credit losses for unfunded commitments for the three and nine months ended September 30, 2023.

(dollars in thousands)	Total Allowance for Credit Losses-Unfunded Commitments
Three Months Ended
Balance, June 30, 2023	$1,570
Change in unfunded commitments	—
Balance, September 30, 2023	$1,570

Nine Months Ended
Balance, December 31, 2022	$—
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	1,661
Change in unfunded commitments	(91)
Balance, September 30, 2023	$1,570

(5) Derivatives
As part of its asset liability management activities, the Company may enter into interest rate swaps to help manage its interest rate risk position and mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company entered into two interest rate swaps during the second quarter of 2023, to hedge the variability of cash flows due to changes in interest rates on certain variable rate liabilities. There were no additional interest rate swaps during the third quarter of 2023.
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
The derivatives are recorded in other assets on the Company's balance sheet and has a value of $914,000 as of September 30, 2023.
Gains were recorded on the swap transactions, which totaled $164,000 and $173,000 for the three and nine months ended September 30, 2023, respectively as a component of interest expense in the consolidated statements of income. Amounts

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
reported in accumulated OCI related to swaps are reclassified to interest expense as interest payments are made on the Bank's variable rate liabilities.
The following table presents the amounts recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to the interest rate swaps for the three and nine months ended September 30, 2023.

(dollars in thousands)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Amount of gain recognized in OCI	$482	$681
Amount of gain reclassified from OCI to interest expense	164	173

(6) Borrowings
The following table presents information regarding the Company’s outstanding borrowings at September 30, 2023 and December 31, 2022:

(dollars in thousands)	September 30, 2023	December 31, 2022
Federal Home Loan Bank advances	185,000	125,000
Other borrowings	63,422	78,352
	$248,422	$203,352
Advances from the Federal Home Loan Bank (“FHLB”) have maturities ranging from 2023 to 2028 and interest rates ranging from 3.69% to 5.57%. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans, commercial loans, multifamily loans and HELOC loans. At September 30, 2023, the lendable collateral of those loans pledged is $276.6 million. At September 30, 2023, the Company had remaining credit availability from the FHLB of $587.9 million. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.
The Company's debentures issued in connection with trust preferred securities are recorded as other borrowings on the consolidated balance sheets, but, subject to certain limitations, qualify as Tier 1 capital for regulatory capital purposes. At September 30, 2023 and December 31, 2022, $24.2 million of debentures underlying trust preferred securities were outstanding. The proceeds from the offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the bank subsidiary. The debentures underlying the trust preferred securities require quarterly interest payments.
On May 20, 2022, the Company completed a private placement of $40.0 million in fixed-to-floating rate subordinated notes due 2032 (the "Notes"). The Notes will bear a fixed rate of 5.25% for the first five years and will reset quarterly thereafter to then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 265 basis points for the five-year floating term. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after May 20, 2027, or at any time, in whole or in part, upon certain other specified events. At September 30, 2023, $39.2 million of the Notes, net of debt issuance costs were outstanding.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The aggregate stated maturities of other borrowed money at September 30, 2023 are as follows:

(dollars in thousands)
Year	Amount
2023	$50,000
2024	30,000
2025	—
2026	25,000
2027	15,000
2028 and After	128,422
$248,422
The Company also has available federal funds lines of credit with various financial institutions totaling $64.5 million, with no outstanding balance at September 30, 2023.
The Company has the ability to borrow funds from the Federal Reserve Bank (“FRB”) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At September 30, 2023, the Company had $54.3 million borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.
The Company also has the ability to participate in the FRB Term Funding Program, a new form of one-year emergency funding, with an available line of $100.0 million. The Company would be required to purchase Treasury securities or other debt obligations. The Company has not utilized this source of funding as of September 30, 2023.

(7) Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock.
The following table presents earnings per share for the three and nine months ended September 30, 2023 and 2022.

(dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net income available to common stockholders	$5,804	$5,252	$16,149	$13,991

Denominator
Weighted average number of common shares
Outstanding for basic earnings per common share	17,569,493	17,645,119	17,581,817	17,042,838
Weighted-average number of shares outstanding for diluted earnings per common share	17,569,493	17,645,119	17,581,817	17,042,838

Earnings per share - basic	$0.33	$0.30	$0.92	$0.82

Earnings per share - diluted	$0.33	$0.30	$0.92	$0.82

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
At September 30, 2023 and December 31, 2022 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(dollars in thousands)	September 30, 2023	December 31, 2022
Loan commitments	$402,949	$379,997
Letters of credit	5,656	3,333
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
Legal Contingencies. In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. As of September 30, 2023, the aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.

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
The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2023 and December 31, 2022 are as follows:

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Assets
Cash and short-term investments	$141,340	$141,340	$141,340	$—	$—
Investment securities available for sale	399,547	399,547	—	386,102	13,445
Investment securities held to maturity	451,056	385,065	—	385,065	—
Other investments, at cost	17,323	17,323	—	17,323	—
Loans held for sale	27,246	27,246	—	27,246	—
Loans, net	1,847,603	1,638,269	—	—	1,638,269
Derivative instruments	914	914	—	914	—

Liabilities
Deposits	2,591,332	2,582,790	—	2,582,790	—
Federal Home Loan Bank advances	185,000	189,065	—	189,065	—
Other borrowings	63,422	48,475	—	48,475	—

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Cash and short-term investments	$80,678	$80,678	$80,678	$—	$—
Investment securities available for sale	432,553	432,553	—	416,957	15,596
Investment securities held to maturity	465,858	411,264	—	411,264	—
Other investments, at cost	13,793	13,793	—	13,003	790
Loans held for sale	17,743	17,743	—	17,743	—
Loans, net	1,720,978	1,469,707	—	—	1,469,707

Liabilities
Deposits	2,490,997	2,489,481	—	2,489,481	—
Federal Home Loan Bank advances	125,000	125,163	—	125,163	—
Other borrowings	78,352	69,930	—	69,930	—
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Assets Measured at Fair Value on a Recurring and Nonrecurring Basis – The following tables present the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall. The tables below include only collateral dependent impaired loans with a specific reserve and only other real estate properties with a valuation allowance at September 30, 2023 and December 31, 2022. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2023
Nonrecurring
Collateral dependent impaired loans	$628	$—	$—	$628
Other real estate owned	812	—	—	812
Total nonrecurring assets	$1,440	$—	$—	$1,440

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2022
Nonrecurring
Collateral dependent impaired loans	$521	$—	$—	$521
Other real estate owned	651	—	—	651
Total nonrecurring assets	$1,172	$—	$—	$1,172

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at September 30, 2023 and December 31, 2022. This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

(dollars in thousands)	September 30, 2023	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Collateral dependent impaired loans	$628	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	—%	50%
Other real estate owned	812	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	—%	20%

(dollars in thousands)	December 31, 2022	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Collateral dependent impaired loans	$521	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	25%	50%
Other real estate owned	651	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	—%	20%

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents quantitative information about recurring level 3 fair value measurements as of September 30, 2023 and December 31, 2022.

	As of September 30, 2023
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Available for sale securities	$13,445	Discounted Cash Flow	Discount Rate or Yield	N/A*
Other investments	—	Discounted Cash Flow	Discount Rate or Yield	N/A*

	As of December 31, 2022
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Available for sale securities	$15,596	Discounted Cash Flow	Discount Rate or Yield	N/A*
Other investments	790	Discounted Cash Flow	Discount Rate or Yield	N/A*
* The Company relies on a third-party pricing service to value its securities. The details of the unobservable inputs and other adjustments used by the third-party pricing service were not readily available to the Company.
The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three and nine months ended September 30, 2023.

	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
(dollars in thousands)	Available for sale securities	Other Investments	Available for sale securities	Other Investments
Balance, Beginning	$13,805	$—	$15,596	$790
Redemptions/Payments	(482)	—	(2,137)	(800)
Fair value adjustments	122	—	(394)	10
Transfer to Level 3	—	—	380	—
Balance, Ending	$13,445	$—	$13,445	$—
The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There was $0 and $380,000 in transfers between levels for the three and nine months ended September 30, 2023, respectively, and no transfers of securities between levels for the three and nine months ended September 30, 2022.

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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
2023 and 2022:

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Nine Months Ended September 30, 2023
Net Interest Income	$57,478	$86	$1,806	$59,370
Provision for Credit Losses	1,246	—	854	2,100
Noninterest Income	16,584	5,017	4,728	26,329
Noninterest Expenses	52,115	5,723	5,640	63,478
Income Taxes	4,089	(125)	8	3,972
Segment Profit	$16,612	$(495)	$32	$16,149

Segments Assets at September 30, 2023	$2,999,071	$9,991	$84,761	$3,093,823

Full time employees at September 30, 2023	382	45	33	460

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Nine Months Ended September 30, 2022
Net Interest Income	$58,203	$145	$924	$59,272
Provision for Credit Losses	2,470	—	—	2,470
Noninterest Income	13,723	7,993	5,621	27,337
Noninterest Expenses	54,742	7,799	5,107	67,648
Income Taxes	2,174	104	222	2,500
Segment Profit	$12,540	$235	$1,216	$13,991

Segments Assets at December 31, 2022	$2,857,893	$18,221	$60,456	$2,936,570

Full time employees at September 30, 2022	396	61	29	486

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three Months Ended September 30, 2023
Net Interest Income	$18,778	$52	$791	$19,621
Provision for Credit Losses	286	—	714	1,000
Noninterest Income	6,233	1,725	1,760	9,718
Noninterest Expenses	16,653	2,040	2,188	20,881
Income Taxes	1,777	(53)	(70)	1,654
Segment Profit	$6,295	$(210)	$(281)	$5,804

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three Months Ended September 30, 2022
Net Interest Income	$20,541	$17	$340	$20,898
Provision for Credit Losses	1,320	—	—	1,320
Noninterest Income	4,255	2,345	1,546	8,146
Noninterest Expenses	17,537	2,289	1,541	21,367
Income Taxes	1,047	10	48	1,105
Segment Profit	$4,892	$63	$297	$5,252

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(11) Regulatory Capital Matters
The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies. Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations.
As of September 30, 2023, the Company and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized, the Company and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the tables below, and have met certain other requirements. Management believes that the Company and the Bank exceeded all well-capitalized requirements at September 30, 2023, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.
The following tables summarize regulatory capital information as of September 30, 2023 and December 31, 2022 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for September 30, 2023 and December 31, 2022 were calculated in accordance with the Basel III rules.

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023
Total Capital to Risk-Weighted Assets
Consolidated	$331,389	15.11%	$175,454	8.00%	$219,318	10.00%
Colony Bank	293,184	13.43	174,644	8.00	218,305	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	273,258	12.46	131,585	6.00	175,447	8.00
Colony Bank	274,246	12.56	131,009	6.00	174,679	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	249,029	11.36	98,647	4.50	142,490	6.50
Colony Bank	274,246	12.56	98,257	4.50	141,927	6.50

Tier 1 Capital to Average Assets
Consolidated	273,258	8.93	122,400	4.00	153,000	5.00
Colony Bank	274,246	8.99	122,023	4.00	152,528	5.00

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Total Capital to Risk-Weighted Assets
Consolidated	$318,250	15.11%	$168,498	8.00%	N/A	N/A
Colony Bank	272,812	12.99	168,014	8.00	$210,017	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	262,999	12.49	126,341	6.00	N/A	N/A
Colony Bank	256,684	12.22	126,031	6.00	168,042	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	238,770	11.34	94,750	4.50	N/A	N/A
Colony Bank	256,684	12.22	94,524	4.50	136,534	6.50

Tier 1 Capital to Average Assets
Consolidated	262,999	9.17	114,721	4.00	N/A	N/A
Colony Bank	256,684	8.97	114,463	4.00	143,079	5.00

(12) Subsequent Events
Dividend
On October 25, 2023, the Board of Directors declared a quarterly cash dividend of $0.11 per share, to be paid on its common stock on November 22, 2023, to shareholders of record as of the close of business on November 8, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Colony Bankcorp, Inc. and our wholly owned subsidiary, Colony Bank, from December 31, 2022 through September 30, 2023 and on our results of operations for the three and nine months ended September 30, 2023 and 2022. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto in the Company's 2022 Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
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
A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this Quarterly Report on Form 10-Q and the following:
•the impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within our primary market areas, including the effects of inflationary pressures, changes in interest rates, slowdowns in economic growth, and high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior (including the velocity of loan repayment) and credit risk as a result of the foregoing

•changes in interest rate environment (including changes to the federal funds rate, the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities), and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;

•our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;

•the risk that a future economic downturn and contraction, including a recession, could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the impact of rising interest rates and inflation;
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
•external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, the impact of the U.S. credit rating downgrade, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
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
•disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems, and the cost of defending against them and any reputational or other financial risks following such a cybersecurity incident ;
•disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
•an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
•fraudulent and negligent acts by our clients, employees or vendors and our ability to identify and address such acts;
•risks related to potential acquisitions, including the risk that the regulatory environment may not be conducive to or may prohibit the consummation of future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and may reduce the anticipated benefit;
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
•the effects of war or other conflicts (including the military conflict between Russia and Ukraine or the conflict in Israel and surrounding areas), acts of terrorism, acts of God, natural disasters, health emergencies, epidemics or pandemics, climate changes, or other catastrophic events that may affect general economic conditions;
•the risks related to environmental, social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter the Company's reputation and shareholder, associate, customer and third-party affiliations;

•a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget; and
•other risks and factors identified in our 2022 Form 10-K, this Quarterly Report on Form 10-Q for the period ended September 30, 2023, and in any of the Company's other reports filed with the U.S. Securities and Exchange Commission and available on its website at www.sec.gov.
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

Overview
The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of September 30, 2023 and December 31, 2022, and results of operations for each of the three and nine month periods ended September 30, 2023 and 2022. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.
At September 30, 2023, the Company had total consolidated assets of $3.1 billion, total loans, net of $1.8 billion, total deposits of $2.6 billion, and stockholders’ equity of $238.7 million. The Company reported net income of $5.8 million, or $0.33 per diluted share, for the three months ended September 30, 2023 and $16.1 million, or $0.92 per diluted share, for the nine months ended September 30, 2023 compared to net income of $5.3 million, or $0.30 per diluted share, for the three months ended September 30, 2022 and $14.0 million, or $0.82 per diluted share, for the nine months ended September 30, 2022. The increase in net income for the three and nine months ended September 30, 2023 compared to the same periods ended September 30, 2022 was the result of the implementation and disciplined maintenance of expense controls to reduce noninterest expenses, primarily through a reduction in force in the first half of 2023 which continues to impact compensation expense, offset by decreases in mortgage fee income and gains on sales of SBA loans in the year to date period. In addition, increases can also be seen in wealth advisory and merchant services, equity investment income, gains on sales of assets along with SBA servicing and other related fee income,
Net interest income on a tax equivalent basis was $19.8 million for the third quarter of 2023 compared to $21.0 million for the third quarter of 2022. Net interest income on a tax equivalent basis for the nine months ended September 30, 2023 was $59.9 million, compared to $59.6 million for the nine months ended September 30, 2022. Quarter over quarter there was a decrease of $1.2 million and only a slight increase in year to date comparisons. Increases can be seen in both income on interest earning assets offset by expenses on interest bearing liabilities due to the significant rise in interest rates period over period along with increases in FHLB advances. Income on interest earning assets increased $8.9 million to $32.8 million for the third quarter of 2023, and $26.8 million to $92.3 million for the nine month period ended September 30, 2023, each compared to the respective periods in 2022. Expense on interest bearing liabilities increased $10.1 million to $13.0 million for the third quarter of 2023, and $26.5 million to $32.3 million for the nine month period ended September 30, 2023, each compared to the respective periods in 2022.
Provision for credit losses for the three and nine months ended September 30, 2023 was $1.0 million and $2.1 million, which represents $1.0 million and $2.2 million in provision for credit losses on loans and $0 and $91,000 in release of credit losses on unfunded commitments, respectively. This is compared to $1.3 million and $2.5 million for the same periods in 2022, which represents provision for loan losses. For the third quarter of 2023, there were net charge-offs of $698,000 compared to $101,000 for the same period in 2022. Net charge-offs for the first nine months of 2023 were $898,000 compared to $198,000 for the same period in 2022. This uptick in loan charge-offs for both periods pertains to the non-government guaranteed portion of a limited number of loans within our Small Business Specialty Lending division. Colony’s allowance for credit losses on loans was $17.4 million, or 0.93% of total loans at September 30, 2023, compared to $16.1 million, or 0.93% of total loans, at December 31, 2022. At September 30, 2023 and December 31, 2022, nonperforming assets were $10.1 million and $6.4 million, or 0.33% and 0.22% of total assets, respectively.
Noninterest income of $9.7 million for the third quarter of 2023 represents an increase of $1.6 million, or 19.30%, from the third quarter of 2022, primarily related to increases in insurance commissions, equity investment income and income on wealth advisory services which are included in other noninterest income. Noninterest income of $26.3 million for the nine months ended September 30, 2023 was down $1.0 million, or 3.69% compared to the same period in 2022. This decrease was primarily due to decreases in both mortgage fee income and SBSL loan sales. See "Table 3 - Noninterest income" for more detail and discussion on the primary drivers to the variances in noninterest income.
For the three months ended September 30, 2023, noninterest expense was $20.9 million, a decrease of $486,000, or 2.27%, from the same period in 2022. For the nine months ended September 30, 2023, noninterest expense was $63.5 million, a decrease of $4.2 million, or 6.16%, from the same period in 2022. Decreases in noninterest expense were a result of overall decreases in salaries and employee benefits expenses related to lower commissions and bonus expenses. Data processing expense also decreased as a result of cost savings upon renewal of the core processing contract. See "Table 4 - Noninterest expense" for more detail and discussion on the primary drivers to the decrease in noninterest expense.
In June 2023, the Company entered into two interest rate swap agreements with notional amounts of $25.0 million each. Both were designated as cash flow hedges to mitigate against rising interest rates and help protect funding costs in future quarters.
CECL Adoption

On January 1, 2023, the Company adopted ASC Topic 326 which replaced the incurred loss approach for measuring credit losses with an expected loss model, referred to the current expected credit loss ("CECL") model. CECL applies to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures, which include, but are not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The adoption of this guidance resulted in a decrease of the allowance for credit losses on loans of $53,000, the creation of an allowance for unfunded commitments of $1.7 million and a reduction of retained earnings of $1.2 million, net of the increase in deferred tax assets of $410,000.

Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the provision for credit losses, and therefore, greater volatility to our reported earnings. See Notes 1 and 3 of our consolidated financial statements as of September 30, 2023, included elsewhere in this Form 10-Q, for additional information on the on the allowance for credit losses and the allowance for unfunded commitments.

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

Recent Industry Developments

During 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, uninsured deposit concentrations, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company’s liquidity position and balance sheet remains robust. The Company’s total deposits increased by 4.03% as compared to December 31, 2022, to $2.59 billion at September 30, 2023 even though we continue to see mix and rate changes along with competition on deposit pricing. The Company’s uninsured deposits represented 28.21% of total Bank deposits at September 30, 2023 compared to 34.85% of total Bank deposits at December 31, 2022. The Company also took a number of preemptive actions, which included proactive outreach to clients and actions to maximize its funding sources in response to these recent developments. Furthermore, the Company’s capital remains strong with common equity Tier 1 and total capital ratios of 11.36% and 15.11%, respectively, as of September 30, 2023.

Results of Operations
We reported net income and diluted earnings per share of $5.8 million and $0.33, respectively, for the third quarter of 2023. This compares to net income and diluted earnings per share of $5.3 million and $0.30, respectively, for the same period in 2022. We reported net income and diluted earnings per share of $16.1 million and $0.92, respectively, for the first nine months of 2023. This compares to net income and diluted earnings per share of $14.0 million and $0.82, respectively, for the same period in 2022.

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

Fully taxable equivalent net interest income for the third quarter of 2023 and 2022 was $19.8 million and $21.0 million, respectively. This decrease quarter over quarter can be seen in increases in rates paid on deposits and borrowings which outpaced the increases in rates on loans and securities. The net interest margin for the third quarter of 2023 and 2022 was 2.78% and 3.26%, respectively. This decrease in net interest margin for the third quarter of 2023 compared to the same period in 2022 is primarily a result of the increase in higher yields paid on deposits and borrowing that outpaced the increase in rates on loans and investments.
Fully taxable equivalent net interest income for the nine months ended September 30, 2023 and 2022 was $59.9 million and $59.6 million, respectively. This increase is primarily due to an increase in volume of interest earning assets which outpaced the volume in interest earning liabilities. The net interest margin for the nine months ended September 30, 2023 and 2022 was 2.87% and 3.19%, respectively. This decrease in net interest margin for the nine months ended September 30, 2023 compared to the same period in 2022 is primarily a a result of the increase in higher yields paid on deposits and borrowing that outpaced the increase in rates on loans and investments.
The following tables indicates the relationship between interest income and interest expense and the average amounts of assets and liabilities for the periods indicated. As shown in the tables, both average assets and average liabilities for the three and nine months ended September 30, 2023 increased compared to the same period in 2022. The increase in average assets was primarily driven by the increase in the loan portfolio of $329.9 million for the three months ended September 30, 2023 compared to the same period in 2022, which primarily reflects organic loan growth and an increase in deposits in banks and short term investments of $7.8 million, partially offset by a decrease of $66.1 million in the securities portfolio. The increase in average liabilities for the three months ended September 30, 2023 was funded through an increase in interest bearing deposits of $260.6 million and borrowings of $59.6 million. The increase in average assets was primarily driven by the increase in the loan portfolio of $384.7 million for the nine months ended September 30, 2023 compared to the same period in 2022, which primarily reflects organic loan growth, partially offset by a decrease of $61.5 million in the securities portfolio and a decrease in deposits in banks and short term investments of $33.6 million. The increase in average liabilities for the nine months ended September 30, 2023 was funded through an increase in interest bearing deposits of $219.0 million and borrowings of $119.4 million. The net interest spread, as well as the net interest margin, will continue to be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.
The yield on total interest-bearing liabilities increased from 0.57% in the third quarter of 2022 to 2.26% in the third quarter of 2023. The yield on total interest-bearing liabilities increased from 0.41% for the nine months ended September 30, 2022 to 1.94% for the nine months ended September 30, 2023 due to increases in the federal funds interest rate during 2022 and 2023. Since September 2022, the Federal Reserve's Federal Open Market Committee ("FOMC") has raised the interest rate 225 basis points through September 30, 2023.

Table 1 - Average Balance Sheet and Net Interest Analysis
	Three Months Ended September 30,
	2023			2022
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$1,883,811	$26,075	5.49%	$1,553,882	$18,216	4.65%
Investment securities, taxable	761,540	5,288	2.75	818,362	4,711	2.28
Investment securities, tax-exempt(2)	106,136	610	2.28	115,368	638	2.19
Deposits in banks and short term investments	78,295	787	3.99	70,455	278	1.56
Total interest-earning assets	$2,829,782	$32,760	4.59%	$2,558,067	$23,843	3.70%
Noninterest-earning assets	228,703			219,323
Total assets	$3,058,485			$2,777,390
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$1,382,638	$4,455	1.28%	$1,424,171	$772	0.21%
Other time	672,442	5,883	3.47	370,282	677	0.72
Total interest-bearing deposits	2,055,080	10,338	2.00	1,794,453	1,449	0.32
Federal funds purchased	764	11	5.93	541	3	2.20
Federal Home Loan Bank advances	155,652	1,569	4.00	96,848	555	2.27
Other borrowings	66,342	1,041	6.22	65,741	822	4.96
Total other interest-bearing liabilities	222,758	2,621	4.67	163,130	1,380	3.36
Total interest-bearing liabilities	$2,277,838	$12,959	2.26%	$1,957,583	$2,829	0.57%
Noninterest-bearing liabilities:
Demand deposits	509,946			572,257
Other liabilities	31,130			11,993
Stockholders' equity	239,571			235,557
Total noninterest-bearing liabilities and stockholders' equity	780,647			819,807
Total liabilities and stockholders' equity	$3,058,485			$2,777,390
Interest rate spread			2.34%			3.13%
Net interest income		$19,801			$21,014
Net interest margin			2.78%			3.26%
1.The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable-equivalent adjustments totaling $54,000 and $33,000 for the quarters ended September 30, 2023 and 2022, respectively, are calculated using the statutory federal tax rate and are included in income and fees on loans. Accretion income of $36,000 and $122,000 for the quarters ended September 30, 2023 and 2022 are also included in income and fees on loans.
2.Taxable-equivalent adjustments totaling $128,000 and $83,000 for the quarters ended September 30, 2023 and 2022, respectively, are included in tax-exempt interest on investment securities.

Table 1 - Average Balance Sheet and Net Interest Analysis
	Nine Months Ended September 30,
	2023			2022
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans, net of unearned income(3)	$1,833,405	$72,403	5.28%	$1,448,661	$50,573	4.67%
Investment securities, taxable	779,940	16,167	2.77	837,492	12,795	2.04
Investment securities, tax-exempt(4)	106,599	1,837	2.30	110,561	1,661	2.01
Deposits in banks and short term investments	67,828	1,853	3.65	101,432	437	0.58
Total interest-earning assets	$2,787,772	$92,260	4.42%	$2,498,146	$65,466	3.50%
Noninterest-earning assets	224,985			213,556
Total assets	$3,012,757			$2,711,702
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$1,388,248	$10,201	0.98%	$1,432,892	$1,340	0.13%
Other time	611,032	13,692	3.00	347,383	1,334	0.51
Total interest-bearing deposits	1,999,280	23,893	1.60	1,780,275	2,674	0.20
Federal funds purchased	3,703	146	5.29	2,820	22	1.04
Federal Home Loan Bank advances(5)	161,099	5,140	4.27	65,191	1,746	3.58
Other borrowings	70,234	3,164	6.02	47,675	1,441	4.04
Total other interest-bearing liabilities	235,036	8,450	4.81	115,686	3,209	3.71
Total interest-bearing liabilities	$2,234,316	$32,343	1.94%	$1,895,961	$5,883	0.41%
Noninterest-bearing liabilities:
Demand deposits	526,469			564,425
Other liabilities	13,897			11,357
Stockholders' equity	238,075			239,959
Total noninterest-bearing liabilities and stockholders' equity	778,441			815,741
Total liabilities and stockholders' equity	$3,012,757			$2,711,702
Interest rate spread			2.49%			3.09%
Net interest income		$59,917			$59,583
Net interest margin			2.87%			3.19%
3 The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable-equivalent adjustments totaling $162,000 and $95,000 for the nine months ended September 30, 2023 and 2022, respectively, are calculated using the statutory federal tax rate and are included in income and fees on loans. Accretion income of $160,000 and $550,000 for the nine months ended September 30, 2023 and 2022 are also included in income and fees on loans.
4 Taxable-equivalent adjustments totaling $386,000 and $216,000 for the nine months ended September 30, 2023 and 2022, respectively, are included in tax-exempt interest on investment securities.
5 Federal Home Loan Bank advances interest expense includes $751,000 for the nine months ended September 30, 2022 and is the recognized mark on two advances that were acquired in the SouthCrest acquisition that were called early.

The following table presents the effect of net interest income for changes in the average outstanding volume amounts of interest-earning assets and interest-bearing liabilities and the rates earned and paid on these assets and liabilities for the nine month period ended September 30, 2023 compared to the nine month period ended September 30, 2022.

Table 2 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
	Nine Months Ended September 30, 2023
	Compared to Nine Months Ended September 30, 2022 Increase (Decrease) Due to Changes in
(dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned fees	$17,968	$3,862	$21,830
Investment securities, taxable	(1,174)	4,546	3,372
Investment securities, tax-exempt	(80)	256	176
Deposits in banks and short term investments	(195)	1,611	1,416
Total interest-earning assets (FTE)	16,519	10,275	26,794
Interest-bearing liabilities:
Interest-Bearing Demand and Savings Deposits	(58)	8,919	8,861
Time Deposits	1,345	11,013	12,358
Federal funds purchased	9	115	124
Federal Home Loan Bank Advances	3,434	(40)	3,394
Other Borrowed Money	911	812	1,723
Total interest-bearing liabilities	5,641	20,819	26,460
Increase in net interest income (FTE)	$10,878	$(10,544)	$334
Provision for Credit Losses
The provision for credit losses is based on management's evaluation of probable, inherent losses in the loan portfolio and unfunded commitments and the corresponding analysis of the allowance for credit losses at quarter-end. Provision for credit losses for the three and nine months ended September 30, 2023 was $1.0 million and $2.1 million compared to $1.3 million and $2.5 million for the same periods in 2022, respectively. The amount of provision expense recorded in each period was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, sufficient to cover expected credit losses over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur. The provision for credit losses for quarter ended September 30, 2023 includes $1.0 million in provision for credit losses on loans and $0 in release of credit losses on unfunded commitments. The provision for credit losses for the nine months ended September 30, 2023 includes $2.2 million in credit losses on loans and $91,000 in release of credit losses on unfunded commitments. See the section captioned “Loans and Allowance for Credit Losses” elsewhere in this discussion for further analysis of the provision for credit losses.

Noninterest Income
The following table represents the major components of noninterest income for the periods indicated.

Table 3 - Noninterest Income
	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Service charges on deposits	$2,200	$2,104	$96	4.6%	$6,141	$5,823	$318	5.5%
Mortgage fee income	1,730	1,708	22	1.3	4,928	7,356	(2,428)	(33.0)
Gain on sales of SBA loans	1,268	1,215	53	4.4	3,429	4,805	(1,376)	(28.6)
(Loss)/gain on sales of securities	—	(96)	96	100.0	—	(72)	72	(100.0)
Interchange fee	2,202	2,179	23	1.1	6,400	6,338	62	1.0
BOLI income	335	312	23	7.4	1,024	977	47	4.8
Insurance commissions	509	466	43	9.2	1,410	1,328	82	6.2
Other noninterest income	1,474	258	1,216	471.3	2,997	782	2,215	283.2
Total noninterest income	$9,718	$8,146	$1,572	19.30%	$26,329	$27,337	$(1,008)	(3.69)%
For the three and nine months ended September 30, 2023, noninterest income increased $1.6 million and decreased $1.0 million, respectively compared to the same periods in 2022. The primary reason for the three month increase was due to increases in insurance commissions, equity investment income and income on wealth advisory services which are included in other noninterest income. The primary reason for the nine month decrease was due to decreases in both mortgage fee income and gains on sales of SBA loans offset by increases in insurance commissions, equity investment income and income on wealth advisory services which are included in other noninterest income.
Service charges on deposit accounts. For the three and nine months ended September 30, 2023, services charges on deposits was $2.2 million and $6.1 million compared to $2.1 million and $5.8 million for the same periods ended September 30, 2022, an increase of $96,000 and $318,000, respectively. These increases in service charges on deposits can be attributed to the Company's strong retail banking center footprint and our ability to continue to grow core deposits despite the challenging rate environment.
Mortgage Fee Income. For the three and nine months ended September 30, 2023, mortgage fee income was $1.7 million and $4.9 million compared to $1.7 million and $7.4 million for the same periods ended September 30, 2022, a minimal increase of $22,000, and decrease of $2.4 million, respectively. These variances in mortgage fee income were the result of rising interest rates which has caused a slowdown in the demand for mortgage products and thus a year to date decrease in mortgage fee income.
Gain on Sales of SBA loans. For the three and nine months ended September 30, 2023, net realized gains on the sale of the guaranteed portion of SBA loans totaled $1.3 million and $3.4 million compared to $1.2 million and $4.8 million in the same periods ended September 30, 2022, a slight increase of $53,000 and a decrease of $1.4 million, respectively. These variances are related to the shift in the Company's production towards adjustable rate portfolio products which caused a decrease in our secondary market production and in turn a year to date decrease in the gain on sales of SBA loans.
Interchange Fees. For the three and nine months ended September 30, 2023, interchange fee income was $2.2 million and $6.4 million compared to $2.2 million and $6.3 million for the same periods ended September 30, 2022, an increase of $23,000 and $62,000, respectively. These slight movements in interchange fees are the result of customer use of our MasterCard and Discover card programs whose buying habits can fluctuate between periods.
Insurance commissions. For the three and nine months ended September 30, 2023, insurance commissions were $509,000 and $1.4 million compared to $466,000 and $1.3 million for the same periods ended September 30, 2022, an increase of $43,000 and $82,000, respectively. These increases in insurance commissions are the result of increased volume in the Company's insurance division.
Other noninterest income. For the three and nine months ended September 30, 2023, other noninterest income was $1.5 million and $3.0 million compared to $258,000 and $782,000 for the same periods ended September 30, 2022, an increase of

$1.2 million, and $2.2 million, respectively. The increase in other noninterest income for the third quarter 2023 compared to 2022 was primarily attributable to an increase in wealth advisory and merchant services of $306,000, equity investment market valuation gains of $55,000 in the third quarter of 2023 compared to market valuation losses of $92,000 in the third quarter of 2022, and gains on sales of assets of $91,000 along with increases in SBA servicing and other related fee income. The increase in other noninterest income for the nine months ended September 30, 2023 compared to the same period in 2022 was attributable to an increase in wealth advisory and merchant services of $639,000, equity investment market valuation gains in the first nine months of 2023 of $149,000 compared to market valuation losses of $357,000 in the first nine months of 2022, and gains on sales of assets of $136,000 along with increases in SBA servicing and other related fee income.

Noninterest Expense
The following table represents the major components of noninterest expense for the periods indicated.

Table 4 - Noninterest Expense
	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Salaries and employee benefits	$11,973	$12,154	$(181)	(1.5)%	$37,929	$40,498	$(2,569)	(6.3)%
Occupancy and equipment	1,620	1,645	(25)	(1.5)	4,741	4,872	(131)	(2.7)
Information technology expenses	2,064	2,491	(427)	(17.1)	6,406	7,394	(988)	(13.4)
Professional fees	752	881	(129)	(14.6)	2,348	2,773	(425)	(15.3)
Advertising and public relations	766	876	(110)	(12.6)	2,432	2,406	26	1.1
Communications	224	471	(247)	(52.4)	710	1,325	(615)	(46.4)
Other noninterest expense	3,482	2,849	633	22.2	8,912	8,380	532	6.3
Total noninterest expense	$20,881	$21,367	$(486)	(2.3)%	$63,478	$67,648	$(4,170)	(6.2)%
Noninterest expense decreased for the three and nine months ended September 30, 2023 by $486,000 and $4.2 million compared to the same periods in 2022, respectively. Decreases were seen in all categories except other noninterest expense for the three month period and in all but advertising and public relations and other noninterest expense for the nine month period.
Salaries and employee benefits. Salaries and employee benefits for the three and nine months ended September 30, 2023 was $12.0 million and $37.9 million compared to $12.2 million and $40.5 million and for the same periods ended September 30, 2022, a decrease of $181,000 and $2.6 million, respectively. These decreases in salaries and employee benefits expenses are related to a reduction in force initiative along with lower commissions and bonus expenses.
Information technology expenses. Information technology expense for the three and nine months ended September 30, 2023 was $2.1 million and $6.4 million compared to $2.5 million and $7.4 million for the same periods ended September 30, 2022, a decrease of $427,000 and $988,000, respectively. These decreases relate to a decrease in data processing expenses due to a renewed contract with the Company's core processor resulting in cost savings which is partially offset by increased software expenses.
Professional fees. Professional fees for the three and nine months ended September 30, 2023 was $752,000 and $2.3 million compared to $881,000 and $2.8 million for the same periods ended September 30, 2022, a decrease of $129,000 and $425,000, respectively. These decreases are the result of lower consulting and legal fees in 2023 compared to 2022 which included fees associated with the acquisition of SouthCrest Financial Group, Inc.
Advertising and public relations. Advertising and public relations expenses for the three and nine months ended September 30, 2023 was $766,000 and $2.4 million compared to $876,000 and $2.4 million for the same periods ended September 30, 2022, a decrease of $110,000 for the three month period and an increase of $26,000 for the nine month period, respectively. The decrease for the three month period can be attributed to the expense control initiative implemented in 2023. The increase for the nine month period is the result of a donation to the Georgia Scholarship Program during the first quarter of 2023.
Communications. Communications expenses for the three and nine months ended September 30, 2023 was $224,000 and $710,000 compared to $471,000 and $1,325,000 for the same periods ended September 30, 2022, a decrease of $247,000 and $615,000, respectively. The decrease for both periods is the result of telephone service contracts related to the acquisition of SouthCrest Financial Group, Inc. that were paid through the end of the contracts, one in June 2022 and the other in August 2022.

Other noninterest expenses. Other noninterest expense for the three and nine months ended September 30, 2023 was $3.5 million and $8.9 million compared to $2.8 million and $8.4 million for the same periods ended September 30, 2022, an increase of $633,000 and $532,000, respectively. These increases relate primarily to increased servicing rights valuation, city and county taxes, SBA broker fees and other loan related costs offset by decreases in travel and entertainment, printing and supplies and deposit related expenses.
Income Tax Expense
Income tax expense for the three and nine months ended September 30, 2023 was $1.7 million and $4.0 million compared to $1.1 million and $2.5 million for the same periods in 2022. The Company’s effective tax rates for the three and nine months ended September 30, 2023 were 22.2% and 19.7% compared to 17.4% and 15.2% for the three and nine months ended September 30, 2022. The largest driver of the difference is the tax exempt income primarily from BOLI and tax exempt interest along with the favorable tax impact of the donation made to the Georgia Scholarship Program during the first quarter of 2023 and Georgia state tax credits in 2022.
Balance Sheet Review
Total assets increased to $3.1 billion at September 30, 2023 from $2.9 billion at December 31, 2022.

Loans and Allowance for Credit Losses
At September 30, 2023, gross loans outstanding (excluding loans held for sale) were $1.9 billion, an increase of $127.9 million, or 7.4%, compared to $1.7 billion at December 31, 2022.
At September 30, 2023, approximately 65.2% of our loans are secured by commercial real estate. Our total commercial real estate loans have decreased slightly during 2023 as our focus has been shifted away from commercial real estate lending and more toward residential real estate and consumer which is driven by our marine and RV lending division. We continue to maintain competitive loan pricing and tightened credit standards.
The following table presents a summary of the loan portfolio as of September 30, 2023 and December 31, 2022.

Table 5 - Loans Outstanding
(dollars in thousands)	September 30, 2023	December 31, 2022
Construction, land & land development	$245,268	$229,435
Other commercial real estate	969,168	975,447
Total commercial real estate	1,214,436	1,204,882
Residential real estate	339,501	290,054
Commercial, financial & agricultural	252,725	223,923
Consumer and other	58,309	18,247
Total loans	$1,864,971	$1,737,106
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
The allowance for credit losses on loans was $17.4 million at September 30, 2023 compared to $15.2 million at September 30, 2022, an increase of $2.2 million, or 14.4%. The allowance for credit losses on loans as a percentage of loans was 0.93% and 0.96% at September 30, 2023 and 2022, respectively. The provision for credit losses was $1.0 million compared to $1.3 million for the three months ended September 30, 2023 and September 30, 2022, respectively. The provision for credit losses for the quarter ended September 30, 2023 includes $1.0 million in credit losses on loans and no change in credit losses on unfunded commitments. The provision for credit losses was $2.1 million compared to $2.5 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The provision for credit losses for the nine months ended September 30, 2023 includes $2.2 million in credit losses on loans and a release of $91,000 in credit losses on unfunded commitments. The amount of provision expense recorded in each period was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, that was sufficient to cover expected credit losses on loans over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur. The primary reason for the decrease in allowance to loans as a percentage for loans and provision is primarily due to the Bank's slowdown in loan growth, with a portion of that loan growth being the funding of loan commitments that were previously reserved for under the CECL methodology..
Additional information about the Company’s allowance for credit losses is provided in Note 4 to our consolidated financial statements as of September 30, 2023, included elsewhere in this Quarterly Report on Form 10-Q.

The following table presents an analysis of the allowance for credit losses on loans as of and for the nine months ended September 30, 2023 and 2022:

Table 6 - Analysis of Allowance for Credit Losses on Loans
	September 30, 2023		September 30, 2022
(dollars in thousands)	Reserve	%*	Reserve	%*
Construction, land & land development	$2,215	13.2%	$1,930	14.9%
Other commercial real estate	8,720	52.0%	8,378	55.8%
Residential real estate	2,773	18.2%	1,935	15.2%
Commercial, financial & agricultural	3,020	13.5%	2,730	13.0%
Consumer and other	640	3.1%	209	1.1%
	$17,368	100%	$15,182	100%
*Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

The following table presents a summary of allowance for credit loss for the three and nine months ended September 30, 2023 and 2022.

Table 7 - Summary of Allowance for Credit Losses on Loans
	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Allowance for credit losses on loans - beginning balance	$17,066	$13,963	$16,128	$12,910
Adoption of ASU 2016-13	—	—	(53)	—
Charge-offs:
Construction, land & land development	—	—	—	—
Other commercial real estate	—	—	—	58
Residential real estate	—	—	—	48
Commercial, financial & agricultural	714	118	1,157	266
Consumer and other	14	33	17	54
Total loans charged-off	728	151	1,174	426
Recoveries:
Construction, land & land development	1	5	9	16
Other commercial real estate	8	5	33	79
Residential real estate	3	23	40	45
Commercial, financial & agricultural	13	7	180	63
Consumer and other	5	10	14	25
Total recoveries	30	50	276	228
Net (recoveries)/charge-offs	698	101	898	198
Provision for credit losses on loans	1,000	1,320	2,191	2,470
Allowance for credit losses on loans- ending balance	$17,368	$15,182	$17,368	$15,182

Net charge-offs to average loans (annualized)	0.15%	0.03%	0.07%	0.02%
Allowance for credit losses on loans to total loans	0.93	0.96	0.93	0.96
Allowance to nonperforming loans	187.44	286.34	187.44	286.34
Management believes the allowance for credit losses for loans is adequate to provide for losses inherent in the loan portfolio as of September 30, 2023.

Nonperforming Assets
Asset quality experienced a slight decrease during the first nine months of 2023. Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned ("OREO"). Nonaccrual loans totaled $9.3 million at September 30, 2023, an increase of $3.6 million, or 62.4%, from $5.7 million at December 31, 2022. There was one loan contractually past due 90 days or more and still accruing totaling $9 million at September 30, 2023. There was no repossessed personal property for either period presented. OREO totaled $812,000 at September 30, 2023 compared to $651,000 at December 31, 2022. As of September 30, 2023, total nonperforming assets as a percent of total assets increased to 0.33% compared with 0.22% at December 31, 2022. The increase in nonperforming assets was primarily due to the repurchase of the government guaranteed portion of nonperforming loans, which were repurchased as part of the liquidation process and have no expected losses.
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
Nonperforming assets at September 30, 2023 and December 31, 2022 were as follows:

Table 8 - Nonperforming Assets
(dollars in thousands)	September 30, 2023	December 31, 2022
Nonaccrual loans	$9,266	$5,706
Loans past due 90 days and accruing	9	—
Other real estate owned	812	651
Repossessed assets	—	—
Total nonperforming assets	$10,087	$6,357
Nonaccrual loans by loan segment
Construction, land & land development	$92	$149
Commercial real estate	1,589	1,509
Residential real estate	3,289	2,686
Commercial, financial & agricultural	4,275	1,341
Consumer & other	21	21
Total nonaccrual loans	$9,266	$5,706

NPAs as a percentage of total loans and OREO	0.54%	0.37%
NPAs as a percentages of total assets	0.33%	0.22%
Nonaccrual loans as a percentage of total loans	0.50%	0.33%
The Company had two loans modified due to financial difficulty during the nine month period ended September 30, 2023. See Note 3 - Loans, for additional details on loan modifications.

Deposits
Deposits at September 30, 2023 and December 31, 2022 were as follows:

Table 9 - Deposits
(dollars in thousands)	September 30, 2023	December 31, 2022
Noninterest-bearing deposits	$494,221	$569,170
Interest-bearing deposits	740,672	831,152
Savings	681,229	617,135
Time, $250,000 and over	187,218	114,780
Other time	487,992	358,760
Total deposits	$2,591,332	$2,490,997
Total deposits increased $100.3 million to $2.59 billion at September 30, 2023 from $2.49 billion at December 31, 2022. As of September 30, 2023, 19.1% of total deposits were comprised of noninterest-bearing accounts and 80.9% were comprised of interest-bearing deposit accounts, compared to 22.8% and 77.2% as of December 31, 2022, respectively. The overall increase in our deposits is due primarily to the increase in rates the Company offers on its time deposit products coupled with the Company's diversified core deposit base and long customer relationships. An increase in brokered deposits used to fund loan growth has also contributed to the overall increase in deposits.
We had $148.7 million and $50.8 million in brokered deposits at September 30, 2023 and December 31, 2022, respectively. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors, and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the FHLB.
The Company's estimated uninsured deposits were $740.0 million at September 30, 2023, or 28.21% of total Bank deposits compared to $882.2 million at December 31, 2022, or 34.85% of total Bank deposits. Adjusted uninsured deposit estimate (which excludes deposits collateralized by public funds and internal accounts) were $451.9 million at September 30, 2023, or 17.22% of total Bank deposits compared to $531.7 million at December 31, 2022, or 21.01% of total Bank deposits. Adjusted uninsured deposits represent a small percentage of our overall deposits, which increases the stability of our deposit base and lowers our overall funding risk.

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
See Note 7 to our consolidated financial statements as of September 30, 2023, included elsewhere in this Form 10-Q, for a table setting forth the financial instruments that were outstanding whose contract amounts represent credit risk and more information regarding our off-balance sheet arrangements as of September 30, 2023 and December 31, 2022.
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
To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, the Company and the Bank have established multiple borrowing sources to augment their funds management. The Company has borrowing capacity through membership of the FHLB program. The Bank has also established overnight borrowing for Federal Funds purchased through various correspondent banks. There were no outstanding balances of Federal Funds purchased at September 30, 2023 and December 31, 2022, respectively.
Cash and cash equivalents at September 30, 2023 and December 31, 2022 were $141.3 million and $80.7 million, respectively. Cash and cash equivalents has increased since year end 2022, primarily due to increases in deposits. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs without any material adverse impact on our operating results.
Liquidity management involves the matching of cash flow requirements of customers and the ability of the Company to manage those requirements. These requirements of customers include, but are not limited to, deposits being withdrawn or providing assurance to borrowers that sufficient funds are available to meet their credit needs. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term assets at any given time will adequately cover any reasonably anticipated need for funds. Additionally, we maintain relationships with correspondent banks, which could provide funds on short notice, if needed. We have also invested in FHLB stock for the purpose of establishing credit lines with the FHLB. At September 30, 2023 and December 31, 2022, we had $185.0 million and $125.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $587.9 million and $574.7 million of additional borrowing availability with the FHLB at September 30, 2023 and December 31, 2022, respectively.
Other sources of liquidity include overnight borrowings from the Federal Reserve Discount Window, as well as access to the FRB Term Funding Program, of $54.3 million and $100.0 million, respectively, of which there was no outstanding balance on either facility at September 30, 2023. The Company also had unencumbered securities of $443.0 million, $84.8 million in FRB Reserves and $55.3 million in other cash and due from banks as of September 30, 2023. Unencumbered investment securities provide the ability to either be pledged as collateral with borrowing sources or sold and converted to cash.
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
The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company's and the Bank’s capital ratios as of September 30, 2023 and December 31, 2022. The Company and the Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of September 30, 2023 and December 31, 2022. There have been no conditions or events since

September 30, 2023 that management believes would change this classification.

Table 10 - Capital Ratio Requirements
	Minimum Requirement	Well-capitalized
Risk-based ratios:
Common equity tier 1 capital (CET1)	4.5%	6.5%
Tier 1 capital	6.0	8.0
Total capital	8.0	10.0
Leverage ratio	4.0	5.0

Table 11 - Capital Ratios
Company	September 30, 2023	December 31, 2022
CET1 risk-based capital ratio	11.36%	11.34%
Tier 1 risk-based capital ratio	12.46	12.49
Total risk-based capital ratio	15.11	15.11
Leverage ratio	8.93	9.17

Colony Bank
CET1 risk-based capital ratio	12.56%	12.22%
Tier 1 risk-based capital ratio	12.56	12.22
Total risk-based capital ratio	13.43	12.99
Leverage ratio	8.99	8.97

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
The following table presents our interest sensitivity position at the dates indicated.

Table 12 - Interest Sensitivity
	Increase (Decrease) in Net Interest Income from Base Scenario at
	September 30, 2023	December 31, 2022
Changes in rates
200 basis point increase	(0.01)%	2.59%
100 basis point increase	0.05	1.37
100 basis point decrease	2.64	(0.61)
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
During the quarter ended September 30, 2023, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.

ITEM 1A – RISK FACTORS
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in "Part I - Item IA - Risk Factors” of the Company’s 2022 Form 10-K and "Part II - Item IA - Risk Factors" of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 ("2023 1Q Form 10-Q"), which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
There are no material changes during the period covered by this Report to the risk factors previously disclosed in the Company's 2022 Form 10-K and 2023 1Q Form 10-Q.

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) There were no unregistered shares of the Company’s common stock sold during the three-month period ended September 30, 2023.
(b) Not applicable.
(c) There were no repurchases of our common stock during the third quarter of 2023.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 – OTHER INFORMATION
Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2023.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

104	The cover page from Colony Bankcorp’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colony Bankcorp, Inc.

/s/ T. Heath Fountain
Date: November 8, 2023	T. Heath Fountain
Chief Executive Officer/Acting Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)