Form 10-K
period 2023-12-31
COLONY BANKCORP INC
filed 2024-03-14
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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

The aggregate market value of Colony Bankcorp, Inc. common stock held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2023, (the last business day of the registrant’s most recently completed second fiscal quarter and based upon the closing price of $9.42, as reported on Nasdaq on June 30, 2023) as reported on the NASDAQ Global Market was $153.6 million.

The number of shares outstanding of Colony Bankcorp, Inc. common stock, par value $1.00 per share, as of March 12, 2024, was 17,558,611 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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
•changes in the interest rate environment (including changes to the federal funds rate, the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities), and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;
•our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;
•the risk that a future economic downturn and contraction, including a recession, could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the impact of rising or elevated interest rates and persistent inflation;
~~•~~factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health and credit quality of our borrowers and the success of various projects that we finance;
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
•factors that negatively impact our mortgage banking services, including declines in our mortgage originations or profitability due to rising or elevated interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, loan modifications, the effects of judicial or regulatory requirements or guidance, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;

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
•the adequacy of our reserves (including ACL) and the appropriateness of our methodology for calculating such reserves;
•adverse developments in the banking industry highlighted by high-profile bank failures and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
•our ability to successfully execute our business strategy to achieve profitable growth;
•the concentration of our business within our geographic areas of operation in Georgia, Alabama, Florida and neighboring markets;
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
•inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk (including by virtue of our relationships with third party business partners, as well as our relationships with third party vendors and other service providers), strategic risk, reputational risk and other risks inherent to the business of banking;
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
•our ability to prevent, identify and address cyber-security risks, fraud and systems errors;
•disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems, and the cost of defending against them and any reputational or other financial risks following such a cybersecurity incident;
•our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service, security breaches, financial difficulties with or other adverse events affecting a third-party vendor or business relationship;
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

Part I
Item 1

Business

COLONY BANKCORP, INC.

General

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a financial services company and a registered bank holding company headquartered in Fitzgerald, Georgia. The Company was incorporated on November 8, 1982 under the laws of the State of Georgia. The Company was organized for the purpose of operating as a bank holding company under the Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia. Our business is conducted primarily through our wholly-owned bank subsidiary, Colony Bank, a Georgia state-chartered commercial bank, which provides a broad range of banking services to its retail and commercial customers. We operate thirty-four locations in Georgia and have expanded our presence in 2023 to serve Birmingham, Alabama, as well as Tallahassee and the Florida Panhandle. At December 31, 2023, we had approximately $3.1 billion in total assets, $1.9 billion in total loans, $2.5 billion in total deposits and $254.9 million in stockholder’s equity. Deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

The Parent Company

Because the Company is a financial services company and a registered bank holding company, its principal operations are conducted through the Bank. It has 100 percent ownership of the Bank and maintains systems of financial, operational and administrative controls that permit centralized evaluation of the operations of the Bank in selected functional areas including operations, accounting, marketing, investment management, purchasing, human resources, computer services, auditing, compliance and credit review. As a bank holding company, we also perform certain shareholder and investor relations functions.

Colony Bank - Banking Services

Our principal subsidiary is the Bank. The Bank, headquartered in Fitzgerald, Georgia, offers traditional banking products and services to commercial and consumer customers in our markets. Our product line includes, among other things, loans to small and medium-sized businesses, residential and commercial construction and land development loans, commercial real estate loans, commercial loans, agri-business and production loans, residential mortgage loans, home equity loans, consumer loans and a variety of demand, savings and time deposit products. We also offer internet banking services, electronic bill payment services, safe deposit box rentals, telephone banking, credit and debit card services, remote depository products and access to a network of ATMs to our customers. In addition to our traditional banking services, Colony provides specialized solutions including mortgage, government guaranteed lending, consumer insurance, wealth management and merchant services. The Bank conducts its business through thirty-four offices located in north, central, south and coastal Georgia cities of Fitzgerald, Warner Robins, Centerville, Ashburn, Leesburg, Cordele, Albany, LaGrange, Columbus, Sylvester, Tifton, Moultrie, Douglas, Broxton, Savannah, Eastman, Fayetteville, Rochelle, Rockmart, Cedartown, Chickamauga, Atlanta, Athens, Augusta, Macon, Manchester, Quitman, Thomaston, Valdosta and Statesboro, Georgia along with a corporate banking office in Birmingham, Alabama and a loan production office in Tallahassee, Florida.

Recent Capital Developments

Stock Offering

On February 10, 2022, the Company completed a public offering of 3,848,485 shares of its common stock at a public offering price of $16.50 per share, with aggregate proceeds of approximately $63.5 million.

Subordinated Notes

On May 20, 2022, the Company completed a private placement of $40.0 million in fixed-to-floating rate subordinated notes due 2032 (the "Notes"). The Notes will bear a fixed rate of 5.25% for the first five years and will reset quarterly thereafter to then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 265 basis points for the five-year floating term. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after May 20, 2027, or at any time, in whole but not in part, upon certain other specified events. At December 31, 2023, $39.2 million of the Notes were outstanding.

Stock Buyback Program

On October 20, 2022, the Board of Directors of the Company authorized a stock buyback program, under which the Company could repurchase up to $12 million of its outstanding common stock. Repurchases under this program were made through open market purchases, privately negotiated transactions or such other manners as complied with applicable laws and regulations. During the year ended December 31, 2023, the Company repurchased 41,481 shares at a price of $9.78. During the year ended December 31, 2022, the Company repurchased 40,000 at a price of $13.50. The buyback program expired at the end of 2023.

Markets and Competition

The banking industry in general is highly competitive. Our market areas consist of north, central, south and coastal Georgia. In contrast to our rural markets, in which we typically rank in the top three in terms of market share, we face competitive pressures in attracting deposits and making loans from larger regional banks and smaller community banks. The Bank's competition includes not only other banks of comparable or larger size in the same markets, but also various other nonbank financial institutions, including savings and loan associations, credit unions, mortgage companies, personal and commercial financial companies, peer to peer lending businesses, fintech companies, investment brokerage and financial advisory firms and mutual fund companies. The Bank competes for deposits, commercial, fiduciary and investment services and various types of loans and other financial services. The Bank also competes for interest-bearing funds with a number of other financial intermediaries, including brokerage and insurance firms, as well as investment alternatives, including mutual funds, governmental and corporate bonds, and other securities. Continued consolidation and rapid technological changes within the financial services industry will likely change the nature and intensity of competition, but also will create opportunities for the Company to demonstrate and leverage its competitive advantages. The continuing consolidation within the financial services industry is leading to larger, better capitalized and geographically diverse institutions with enhanced product and technology capabilities. Additionally, competition from fintechs, is increasing. In addition to fintechs, certain technology companies are working to provide financial services directly to their customers. These nontraditional financial service providers have been successful in developing digital and other products and services that effectively compete with traditional banking services, but are in some cases subject to fewer regulatory restrictions than banks and bank holding companies, allowing them to operate with greater flexibility and lower cost structures. Although digital products and services have been important competitive features of financial institutions for some time, the move toward digital financial services products has accelerated in recent years and we expect that trend to continue.

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

On December 31, 2023, the Company had a total of 464 employees, 453 of which are full-time equivalent employees. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We consider our relationship with our employees to be satisfactory and have not experienced interruptions of operations due to labor disagreements.

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

Regulation of the Company

We are registered as a bank holding company with the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and have elected to be treated as a financial holding company. As such, we are subject to comprehensive supervision and regulation by the Federal Reserve and are subject to its regulatory reporting requirements. Federal law subjects financial holding companies, such as the Company, to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in regulatory agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and other parties participating in the affairs of a bank or bank holding company.

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

Incentive Compensation. The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2023, these rules have not been implemented.  We and the Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles - that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance. On October 26, 2022, the SEC adopted final rules to implement Section 954 of the Dodd-Frank Act that require public companies to adopt and disclose a policy for the recovery of incentive-based compensation received by current or former executive officers that is based on erroneously reported financial information in the event of a required accounting restatement. The rules also require disclosure of the policy, including filing the policy as an exhibit to annual reports on Form 10-K and additional disclosure in the event an accounting restatement is required and recovery is triggered under the policy.

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

Capital Requirements. The Company and the Bank are each required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on our capital levels.

The Company and the Bank are each subject to the following risk-based capital ratios: a common equity Tier 1 (“CET1”) risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total risk-based capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock, plus retained earnings, and certain qualifying minority interests, less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt, other preferred stock and certain hybrid capital instruments, and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities and equity holdings.

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

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. For purposes of the FRB's Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10% or greater to be well-capitalized.

The Company is required to comply with minimum regulatory capital levels due to surpassing the $3 billion asset threshold in 2023. The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”) signed into law in May 2018 scaled back certain requirements of the Dodd-Frank Act and provided other regulatory relief. Among the provisions of the Economic Growth Act was a requirement that the Federal Reserve raise the asset threshold for those bank holding companies subject to the Federal Reserve’s Small Bank Holding Company Policy Statement (“Policy Statement”) to $3 billion. As a result, as of the effective date of that change in 2018, the Company was no longer required to comply with the risk-based capital rules applicable to the Bank as described above from 2018 until June 2023 when its assets passed the $3 billion asset threshold.

As of December 31, 2023, the Company's and the Bank's regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer.

As a result of the Economic Growth Act, the federal banking agencies were also required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the new Community Bank Leverage Ratio at 9%. The Bank has not opted into the Community Bank Leverage Ratio Framework.

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, which introduced CECL as the methodology to replace the “incurred loss” methodology for financial assets measured at amortized cost, and changed the approaches for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets. Under the incurred loss methodology, credit losses are recognized only when the losses are probable or have been incurred; under CECL, companies are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. This change will result in earlier recognition of credit losses that the Company deems expected but not yet probable. For SEC reporting companies with smaller reporting company designation and December 31 fiscal-year ends, such as the Company, CECL became effective in the first quarter of 2023.

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

As of June 30, 2020, the DIF reserve ratio fell to 1.30%, below the statutory minimum of 1.35%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020, to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. On October 18, 2022, the FDIC adopted an amended restoration plan to increase the likelihood that the reserve ratio would be restored to at least 1.35 percent by September 30, 2028. The FDIC’s amended restoration plan increases the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC could further increase the deposit insurance assessments for certain insured depository institutions, including the Bank, if the DIF reserve ratio is not restored as projected.

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

Concentrations in Lending. As part of the adoption of CECL by the Company on January 1, 2023, the Company updated its calculations for credit concentrations to use guidance issued by the federal bank regulatory agencies for financial institutions after CECL implementation. The guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Under the new guidance, a financial institution will be considered to have a significant commercial real estate ("CRE") concentration risk, and will be subject to enhanced supervisory expectations to manage that risk, if:

•total reported loans for construction, land & land development represent 100% or more of a bank’s tier 1 capital plus the allowance for credit losses for loans; or
•total reported loans for construction, land & land development plus non-owner occupied CRE represent 300% or more of a bank's tier 1 capital plus the allowance for credit losses for loans and the outstanding balance of the bank's CRE loan portfolio has increased by 50% or more during the prior 36 months.

As of December 31, 2023, the Company's construction, land & land development concentration as a percentage of capital totaled 82.6% and our CRE concentration, net of owner occupied loans, as a percentage of capital totaled 281.0%. As of December 31, 2023, both percentages were below the established regulatory guidelines.

We have always had exposures to loans secured by commercial real estate due to the nature of our markets and the loan needs of both retail and commercial customers. We believe our long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, which include calculation of the above two ratios, are generally appropriate to managing our concentrations as required under the guidance.

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

On October 24, 2023, the OCC, FRB, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rule may make it more challenging and/or costly for the Bank to receive a rating of at least "satisfactory" on its CRA exam.

Privacy and Data Security. The GLB generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB. The GLB also directed federal regulators, including the FDIC, to prescribe standards for the security of consumer information. The Bank is subject to such standards, as well as standards for notifying customers in the event of a security breach. Under federal law, the Bank must disclose its privacy policy to consumers, permit customers to opt out of having nonpublic customer information disclosed to third parties in certain circumstances and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary. States may adopt more extensive privacy protections. We are similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused. The federal banking agencies require banks to notify their regulators within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.”

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

LIBOR. On March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) to address references to LIBOR in contracts that (i) are governed by U.S. law; (ii) will not mature before June 30, 2023; and (iii) lack fallback provisions providing for a clearly defined and practicable replacement for LIBOR. On December 16, 2022, the FRB adopted a final rule to implement the LIBOR Act by identifying benchmark rates based on SOFR (Secured Overnight Financing Rate) that replaced LIBOR in certain financial contracts after June 30, 2023. The final rule identified replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR in contracts subject to the LIBOR Act.

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

Our business and financial performance are vulnerable to weak economic conditions in the financial markets and economic conditions generally or specifically in the state of Georgia, the principal market in which we conduct business. We are operating in a challenging and uncertain economic environment. The global credit and financial markets have from time to time experienced extreme volatility and disruptions, including as a result of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, high rates of inflation, the U.S. government’s decisions regarding its debt ceiling and the possibility that the U.S. could default on its debt obligations, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity, changes in securities markets and uncertainty about economic stability. As a result, financial institutions continue to be affected by uncertainty, including in the real estate market, the credit markets, and the national financial market generally. We retain direct exposure to the commercial and residential real estate markets, and we are affected by events in these markets. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the current conflicts between Russia and Ukraine and in the Middle East, which are increasing volatility in commodity and energy prices, creating supply chain issues and causing instability in financial markets. Sanctions imposed by the United States and other countries in response to such conflicts could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.

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

Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms operating locally and elsewhere, non-traditional financial institutions, including fintech companies, and non-depository financial services providers. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than we have and may offer certain services that we do not or cannot provide. Additionally, non-traditional financial institutions may not have the same regulatory requirements or burdens as we do, despite playing a rapidly increasing role in the financial services industry including providing services previously limited to commercial banks. Such competition could ultimately limit our growth, profitability and shareholder value, as increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, gains on sales, servicing fees, as well as reduced net interest margin and profitability. If we are unable to successfully compete in our market areas and adapt to the ever changing banking environment, we may be unable to continue to grow our business, and our financial condition and results of operations may be adversely affected. We also compete with many forms of payments offered by both bank and non-bank providers, including a variety of new and evolving alternative payment mechanisms, systems and products, such as aggregators and web-based and wireless payment platforms or technologies, digital or “crypto” currencies, prepaid systems and payment services targeting users of social networks, communications platforms and online gaming. Our future success may depend, in part, on our ability to use technology competitively to offer products and services that provide convenience to customers and create additional efficiencies in our operations.

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

Interest rates are highly sensitive to many factors including, without limitation: the rate of inflation; economic conditions; federal monetary policies; and stability of domestic and foreign markets. Interest rates increased significantly in 2023 as the Federal Reserve attempted to slow economic growth and counteract rising inflation. Further changes in interest rates and monetary policy reportedly are dependent upon the Federal Reserve’s assessment of economic data as it becomes available, and the Company cannot predict the nature or timing of future changes in monetary, economic, or other policies or the effect that they may have on the Company's business activities, financial condition and results of operations. Increasing interest rates can have a negative impact on our business by reducing the amount of money our customers borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. This may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. In addition, in a rising interest rate environment we may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds. Conversely, lower interest rates may reduce our realized yield on variable rate loans and investment securities and on new loans and securities, which would reduce our interest income and cause downward pressure on net interest income and net interest margin. Higher income volatility from changes in interest rates and spreads to benchmark indices could result in a decrease in net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates impacts both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, asset quality, liquidity, or financial condition. A prolonged period of volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies.

We have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates and actively manage these risks through hedging and other risk mitigation strategies. However, these risks are often outside of our control, and if our assumptions are wrong or overall economic conditions are significantly different than anticipated, our risk mitigation techniques may be ineffective or costly.

Inflation could negatively impact our business, our profitability and our stock price.

Inflation continued rising in 2023 and inflationary pressures remained elevated throughout 2023 and are likely to continue into 2024. Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, inflation may lead to a decrease in consumer and clients purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. These inflationary pressures could result in missed earnings and budgetary projections causing our stock price to suffer.

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

At December 31, 2023, our portfolio of commercial real estate and commercial, financial and agricultural loans totaled $1.5 billion or 77.7% of total loans compared to $1.4 billion, or 82.3% of total loans at December 31, 2022. At December 31, 2023, the amount of nonperforming commercial real estate and commercial, financial and agricultural loans was $6.3 million, or 61.3% of total nonperforming loans. These loans may expose us to a greater risk of non-payment and loss than residential real estate loans because, in the case of commercial loans, repayment often depends on the successful operation and earnings of the borrower's businesses and, in the case of consumer loans, the applicable collateral is subject to rapid depreciation. Additionally, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest due on the loan, which could cause us to increase our provision for loan losses and adversely affect our financial condition and operating results.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loans and other losses.

At December 31, 2023, approximately 83.8% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect credit quality, profitability, financial condition, and results of operation. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, the value and salability of properties pledged as collateral could be adversely impacted as a result of the presence of hazardous or toxic substances and we may incur significant remediation costs or expenses as a result. .

Our provision and allowance for credit losses may not cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.

We make various assumptions and judgments about the collectability of our loan and lease portfolio and utilize these assumptions and judgments when determining the provision and allowance for credit losses. The determination of the appropriate level of the provision and allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks suing existing qualitative and quantitative information and future trends, all of which may undergo material changes. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the amount reserved in the allowance for credit losses.

Because the risk rating of the loans is dependent on some subjective information and subject to changes in the borrower's credit risk profile, evolving local market conditions and other factors, it can be difficult for us to predict the effects that those factors will have on the classifications assigned to the loan portfolio, and thus difficult to anticipate the velocity or volume of the migration of loans through the classification process and effect on the level of the allowance for credit losses. In addition, due to the declining economic conditions, our customers may not be able to repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. While we maintain our allowance to provide for loan defaults and non-performance, losses may exceed the value of the collateral securing the loans and the allowance may not fully cover any excess loss. In addition, bank regulatory agencies periodically review our provision and the total allowance for credit losses and may require an increase in the allowance for credit losses or future provisions for credit losses on loans, based on judgments different than those of management. Any increases in the provision or allowance for credit losses will result in a decrease in our net income and, potentially, capital, and may have a material adverse effect on our financial condition or results of operations.

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
•difficulty in estimating the fair value of the financial institutions, businesses or branches to be acquired which affects the profits we generate from the acquisitions; and
•potential changes in banking or tax laws or regulations that may affect the financial institutions or businesses to be acquired or the ability to obtain all required regulatory approvals.

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

Our mortgage operation originates residential mortgage loans and services residential mortgage loans. Changes in interest rates, housing prices, financial stress on borrowers as a result of economic conditions, regulations by the applicable governmental authorities and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products, revenues received from servicing such loans for others, and ultimately reduce our net income. New regulations and increased regulatory reviews may be introduced and may increase costs and make it more difficult to operate a residential mortgage origination business.

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

The financial services market is undergoing rapid technological changes with frequent introductions of new technology-driven products and services (including those related to or involving artificial intelligence, machine learning, blockchain and other distributed ledger technologies), and an established and growing demand for mobile and other phone and computer banking applications. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to keep pace with the technological changes and to use technology to satisfy and grow customer demand for our products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area. We expect that we will need to make substantial investments in our technology and information systems to compete effectively and to stay current with technological changes. Many of our larger competitors have substantially greater resources to invest in technological improvements and have invested significantly more than us in technological improvements. As a result, they may be able to invest more heavily in developing and adopting new technologies, and offer additional or more convenient products compared to those that we will be able to provide, which would put us at a competitive disadvantage. Accordingly, we may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers, which could impair our growth and profitability. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and the failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition and results of operations.

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

We depend to a significant extent on a number of relationships with third-party service providers. Specifically, we receive core systems processing, essential web hosting, deposit processing and other processing services from third-party service providers. If these third-party service providers experience financial, operational (including as a result of a cybersecurity incident), or technological difficulties or terminate their services and we are unable to replace them with other suitable service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace our service providers, it may be at a higher cost to us, which could adversely affect our business, reputation, financial condition and results of operations.

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

Processes that management uses to estimate our probable incurred credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models that management uses for interest rate risk and asset liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models that management uses for determining our probable credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge offs. If the models that management uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in management’s analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

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

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the Georgia Department of Banking and Finance (“DBF”) and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance. See "Item 1 - Business - Supervision and Regulation" for more information on the extensive regulation and supervision the Company and the Bank are subject to.

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

Our stock price may be volatile.

The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control, including the failure of securities analysts to cover our common stock, rising interest rates and the impact of inflation. In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management which could materially adversely affect our business, financial condition or results of operations.

ESG risks could adversely affect our reputation and shareholder, employee, client and third-party relationships and may negatively affect our stock price.

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

Item 1B

Unresolved Staff Comments

None.

Item 1C

Cybersecurity Risk Management and Strategy

Cybersecurity is an important aspect of Colony’s business operations and the execution of our strategic plans, including growth initiatives. As a financial institution, we face a variety of cybersecurity threats that range from common attacks, such as ransomware and denial-of-service, to more intricate and sophisticated attacks from highly organized adversaries that specifically target the financial services industry. Our customers, vendors, and partners are also vulnerable to cybersecurity risks, and any incident affecting us or any of these stakeholders could significantly impact our operations, performance, and financial results. To address these challenges, we maintain a comprehensive cyber risk management program aimed at identifying, assessing, mitigating, managing, and responding to cybersecurity threats. This program is incorporated into our enterprise risk management framework, covering both our internal information technology systems and customer-facing products and services.

Colony has implemented a formal risk management process to address cyber-related risks, encompassing identification, assessment, monitoring, consultation, communication, and review of cyber-related risks which is designed in accordance with industry standards and best practices for cybersecurity and information technology. Annually, our information security standards undergo external audits against the System and Organizational Controls (SOC). Our program undergoes periodic evaluations utilizing the Federal Financial Institutions Examination Council's (FFIEC) Cybersecurity Assessment Tool to gauge our cybersecurity readiness, ensure alignment with associated risks, identify potential areas for improvement or enhancement in our risk management practices and controls, and guide our risk management strategies..

Our information security program incorporates a diverse range of technologies aimed at safeguarding our operations and proprietary information. We have an established Business Continuity/Disaster Recovery program that undergoes regular updates and testing to ensure the protection of our networks, data, systems, and facilities against attacks or unauthorized access. Furthermore, we maintain an Incident Response program outlining Colony's protocols, procedures, and roles for addressing cybersecurity incidents. This program undergoes frequent testing via tabletop exercises, which often yield valuable insights and lead to subsequent enhancements in our Incident Response protocols.

We believe Colony’s employees have a vital role in the Company’s cybersecurity defenses. Employees at all levels and in all lines of business and support functions participate in training programs on cybersecurity and social engineering to mitigate risk. Exercises to test their effectiveness are conducted on a monthly basis.

Third-party cyber advisors play an important role in Colony's cybersecurity framework, and we have established partnerships with leading cybersecurity entities and organizations to harness external technology and expertise as needed. We regularly enlist independent third-parties to conduct periodic reviews and assessments of our information security program, as well as annual penetration tests on our network. Additionally, we maintain cyber coverage through our insurance carrier to mitigate risks associated with cybersecurity incidents, subject to customary terms and exclusions. Additionally, we exercise cybersecurity due diligence and oversight over critical third-party relationships and vendors ensuring that those with access to personal, confidential, or proprietary information adhere to cybersecurity practices consistent with applicable legal standards and industry best practices

Colony remains committed to investing in the development and improvement of our security processes and controls, as well as maintaining our technology infrastructure. These processes include a comprehensive plan for notifying, informing, consulting, analyzing, and communicating any risks or incidents to a range of internal stakeholders, including executive management and the Board, as well as external stakeholders such as regulators, affected individuals, and the investment community, as deemed necessary and appropriate based on the circumstances.

Colony’s business relies on the availability, security, reliability, and confidentiality of our information systems, networks, and data. Any disruption, compromise, or breach of these systems or data due to a cybersecurity incident or threat could materially impact our business strategy, financial condition, or results of operation. While the Company has encountered, and will continue to encounter, cyber incidents in the normal course of business, to date, the Company has not experienced a cybersecurity incident that has materially impacted our business strategy, financial condition, or results of operation. Despite our ongoing efforts to continually strengthen our cybersecurity program, there can be no assurance that our cybersecurity risk management processes and measures described will be fully implemented, complied with, or effective in safeguarding our systems and information. We face risks from certain cybersecurity threats that, if realized, could reasonably be expected to materially affect our business strategy, financial condition, or results of operation. See “Part I - Item 1A. Risk Factors – Risks Related to our Business” of this Report.

Cybersecurity Governance

Colony’s Information Security Officer ("ISO"), reports to Colony’s Chief Risk Officer. Our ISO has ten years of information security experience specific to the financial services industry which includes cybersecurity risk management. The ISO holds relevant certifications and completes annual training. The ISO is responsible for assessing and managing Colony’s cyber risk management program and strategy, informing executive management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents, and supervising such enterprise-wide efforts.

Our Board is actively engaged in the oversight of Colony’s information security risk management and cybersecurity programs and has delegated primary oversight of cybersecurity to its Technology and Risk Management Committees. The Technology Committee receives quarterly and as needed updates from the Company’s ISO on the Company’s information security and cyber risk strategy, cyber defense initiatives, cyber event preparedness, and cybersecurity risk assessments. As a part of these quarterly updates, the ISO updates the Technology Committee on the development of any new or emerging cyber risks or threats and the appropriate mitigation actions. The Technology Committee routinely provides a report of their activities to the full board of directors.

Item 2

Properties

The principal properties of the Company consist of the properties of the Bank. The Company's headquarters is located at 115 South Grant Street, Fitzgerald, Georgia 31750. The Bank currently operates thirty-four locations in Georgia, one in Birmingham, Alabama and one in Tallahassee, Florida. The Bank owns all of the banking offices occupied except for eight which are leased. In addition, the Company owns the corporate operation offices located in Fitzgerald, Georgia and Warner Robins Georgia. We believe that our banking offices are in good condition and are suitable and adequate to our needs.

Item 3

Legal Proceedings

The Company and its subsidiary may become parties to various legal proceedings arising from the normal course of business. As of December 31, 2023, there are no material pending legal proceedings to which Colony or its subsidiary are a party or of which any of its or its subsidiaries' assets or properties are subject. However, one or more unfavorable outcomes in any legal action against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.

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

As of March 12, 2024, there were 17,558,611 shares of our common stock outstanding held by 980 holders of record.

Dividends

During 2023, the Company paid $7.7 million in cash dividends on its common stock. During 2022, the Company paid $7.2 million in cash dividends on its common stock. We have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

As a Georgia corporation, the Company is subject to certain restrictions on dividends under the Georgia Business Corporation Code. We are also subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. See “Item 1 – Business – Supervision and Regulation – Regulation of the Company – Payment of Dividends.”

Issuer Purchase of Equity Securities

On October 20, 2022, the Board of Directors of the Company authorized a stock buyback program, under which the Company could repurchase up to $12 million of its outstanding common stock. The buyback program began on October 20, 2022 and expired on December 31, 2023. There were no repurchases of our common stock during the fourth quarter of 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

See the information included under Part III, Item 12, which is incorporated in response to this item by reference, for information with respect to shares of common stock that are authorized for issuance under the Company's equity compensation plans as of December 31, 2023.

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the equity securities of companies included in the NASDAQ Composite Index and the SNL Southeast Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2018 through December 31, 2023, and assumes the reinvestment of dividends, if any. The performance graph represents past performance and should not be considered to be an indication of future performance.

Colony Bankcorp, Inc.

Total Return Performance
Colony Bankcorp, Inc.
NASDAQ Composite Index
SNL Southeast Bank Index
Index Value
300
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Colony Bankcorp, Inc.	100.00	115.12	105.58	126.14	96.45	105.34
NASDAQ Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
S&P U.S. BMI Banks - Southeast Region Index	100.00	140.94	126.37	180.49	146.81	151.44
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

The Company

Colony Bankcorp, Inc. is a bank holding company headquartered in Fitzgerald, Georgia that provides, through its wholly-owned subsidiary Colony Bank (collectively referred to as the Company), a broad array of products and services throughout north, central, south and coastal Georgia markets, Birmingham, Alabama and Tallahassee, Florida. The Company offers commercial and consumer banking services as well as specialized solutions including mortgage, government guaranteed lending, consumer insurance, wealth management and merchant services.

Recent Developments

The Company paid dividends to its shareholders throughout 2023 and 2022 on a quarterly basis. In 2023, we had a quarterly dividend of $0.11 per share of common stock and in 2022, we had a quarterly dividend of $0.1075 per share of common stock.

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

Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the provision for credit losses, and therefore, greater volatility to our reported earnings. See Notes 1 and 4, included elsewhere in this Form 10-K, for additional information on the allowance for credit losses and the allowance for unfunded commitments.

In June 2023, the Company entered into two derivative instruments, specifically interest rate swaps, to help manage its interest rate risk position and mitigate exposure to the variability of future cash flows or other forecasted transactions. The interest rate swaps are designated as cash flow hedges of certain variable rate liabilities. Gains are recorded on the swap transactions as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to swaps are reclassified to interest expense as interest payments are made on the Bank's variable rate liabilities. For additional discussion of the Company's derivative instruments, see "Note 10 - Derivatives".

Reconciliation and Management Explanation of Non-GAAP Financial Measures

Our accounting and reporting policies conform to generally accepted accounting principles (GAAP) in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the fully-taxable equivalent measures: tax-equivalent net interest income, tax-equivalent net interest margin and tax-equivalent net interest spread, which include the effects of taxable-equivalent adjustments using a statutory federal income tax rate of 21% to increase tax-exempt interest income to a tax-equivalent basis for the years ended December 31, 2023 and 2022.  Tax-equivalent adjustments are reported to the Average Balances with Average Yields and Rates table under Rate/Volume Analysis in the tables that follow. Management believes that non-GAAP financial measures provide additional useful information that allows investors to evaluate the ongoing performance of the company and provide meaningful comparisons to its peers. Management believes these non-GAAP financial measures also enhance investors' ability to compare period-to-period financial results and allow investors and company management to view our operating results excluding the impact of items that are not reflective of the underlying operating performance.

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

A reconciliation of these performance measures to GAAP performance measures is included in the tables below.

Non-GAAP Performance Measures Reconciliation

	Years Ended December 31,
(dollars in thousands, except per share data)	2023	2022
Operating noninterest income reconciliation
Noninterest income (GAAP)	$35,634	$35,025
Gain on sale of bank premises	(361)	—
Operating noninterest income	$35,273	$35,025

Operating noninterest expense reconciliation
Noninterest expense (GAAP)	$83,065	$89,475
Severance costs	(1,286)	(1,346)
Acquisition-related expenses	(161)	(142)
Operating noninterest expense	$81,618	$87,987

Operating net income reconciliation
Net income (GAAP)	$21,747	$19,542
Acquisition-related expenses	161	142
Severance costs	1,286	1,346
Gain on sale of bank premises	(361)	—
FHLB mark from called borrowings	—	751
Income tax benefit	(196)	(298)
Operating net income	$22,637	$21,483
Weighted average diluted shares	17,578,294	17,191,079
Adjusted earnings per diluted share	$1.29	$1.25

Tangible book value per common share reconciliation
Book value per common share (GAAP)	$14.51	$13.08
Effect of goodwill and other intangibles	(3.02)	(3.10)
Tangible book value per common share	$11.49	$9.98

Tangible equity to tangible assets reconciliation
Equity to assets (GAAP)	8.35%	7.84%
Effect of goodwill and other intangibles	(1.62)	(1.74)
Tangible equity to tangible assets	6.73%	6.10%

Operating efficiency ratio calculation
Efficiency ratio (GAAP)	72.94%	77.34%
Severance costs	(1.13)	(1.16)
Acquisition-related expenses	(0.14)	(0.12)
Gain on sale of bank premises	0.32	—
FHLB mark from called borrowings	—	(0.65)
Operating efficiency ratio	71.99%	75.41%

Operating net noninterest expense(1) to average assets calculation
Net noninterest expense to average assets	1.57%	1.98%
Severance costs	(0.04)	(0.05)
Acquisition-related expenses	(0.01)	(0.01)
Gain on sale of bank premises	0.01	—
Operating net noninterest expense to average assets	1.53%	1.92%

Pre-provision net revenue
Net interest income before provision for credit losses	$78,244	$80,672
Noninterest income	35,634	35,025
Total income	113,879	115,697
Noninterest expense	83,065	89,475
Pre-provision net revenue	$30,814	$26,222
(1) Net noninterest expense is defined as noninterest expense less noninterest income.

Critical Accounting Policies and Estimates

The consolidated financial statements of Colony are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industry in which it operates. This preparation requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the consolidated financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the valuation of loan acquisition transactions, as well as the determination of the allowance for credit losses and income taxes and, therefore, are critical accounting policies. In addition to the discussion that follows, the accounting policies related to these estimates are further described in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

Reserve for Credit Losses

A consequence of lending activities is that we may incur credit losses. The amount of such losses will vary depending upon the risk characteristics of the loan lease portfolio as affected by economic conditions such as rising interest rates and the financial performance of the borrower.

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

Overview

The following discussion and analysis present the more significant factors affecting the Company’s financial condition as of December 31, 2023 and 2022 and results of operations for each of the two year-periods ended December 31, 2023. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 21% federal tax rate for 2023 and 2022, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average interest-earning assets. Net income available to common shareholders totaled $21.7 million, or $1.24 per diluted shares in 2023, compared to $19.5 million, or $1.14 per diluted shares in 2022.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest component of income, representing 68.7% of total income during 2023 and 69.7% of total income during 2022.

Net interest margin is the taxable-equivalent net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 8.50% as of December 31, 2023 and 7.50% as of December 31, 2022. The Federal Reserve Board sets general market rates of interest, including the deposit and loan rates offered by many financial institutions. During 2023, the prime interest rate increased 1.00%.  During 2022, the prime interest rate increased 4.25%.

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

	Changes from 2022 to 2023 (a)
(dollars in thousands)	Volume	Rate	Total
Interest income
Loans, net of unearned fees	$16,214	$12,354	$28,568
Investment securities, taxable	(1,230)	4,664	3,434
Investment securities, exempt	(68)	265	197
Deposits in banks and short-term investments	(272)	1,726	1,454
Total interest income	14,644	19,009	33,653

Interest expense
Interest-bearing demand and savings deposits	(103)	12,888	12,785
Time deposits	1,890	14,913	16,803
Federal funds purchased	(1)	94	93
FHLB advances	3,181	1,018	4,199
Other borrowings	803	1,124	1,927
Total interest expense	5,770	30,037	35,807

Net interest income	$8,874	$(11,028)	$(2,154)

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

The Company maintains about 15.32% of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while a little over half of its other loans mature within 5 years. The liabilities to fund assets are primarily in non-maturing core deposits and short-term certificates of deposit that mature within one year. During 2023, Federal Reserve rates increased 100 basis points. During 2022, Federal Reserve rates increased 425 basis points. We have seen the net interest margin decrease to 2.83% for 2023, compared to 3.20% for 2022 primarily due to increases in rates on interest bearing liabilities outpacing rate increases on interest earning assets.

Taxable-equivalent net interest income for 2023 decreased by $2.2 million or 2.7%, compared to 2022, primarily due to increases in loan volume and rates, offset by increases in deposit rates and increases in borrowings to fund loan growth. The average volume of interest-earning assets during 2023 increased $256.2 million compared to 2022, primarily related to increases in loans. The total yield on interest-earning assets increased year over year with increases in loan volume, partially offset by decreases in investment securities balances along with increased rates on all interest-earning assets.

The average volume of loans increased $344.3 million in 2023 compared to 2022, which primarily reflects organic loan growth. The average yield on loans increased by 67 basis points in 2023 compared to 2022, primarily due to the increased loan volume in addition to the increase in rates. The average volume of interest-bearing deposits increased $199.7 million in 2023 compared to 2022. Average savings and interest-bearing demand deposits decreased $49.0 million offset by an increase in average time deposits of $248.7 million in 2023 compared to 2022.

Accordingly, the ratio of average interest-bearing deposits to total average deposits was 79.47% in 2023 and 76.23% in 2022. For 2023, this deposit mix, combined with an increase in interest rates, had the effect of increasing the average cost of total deposits by 144 basis points in 2023 compared to 2022. The Company used borrowings to fund loan growth during 2023. The funds borrowed in 2023 were at higher interest rates and were a contributing factor in the increase of 87 basis points in total other interest-bearing liabilities in 2023 compared to 2022.

The Company’s net interest spread, which represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities, decreased to 2.42% in 2023 from 3.07% in 2022 and was also a result of deposit rate increases and an increase in borrowings, partially offset by increases in loan volume and rates. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in "Market Risk and Interest Rate Sensitivity" included elsewhere in this report.

AVERAGE BALANCE SHEETS

	2023			2022
	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Loans, net of unearned fees (1)	$1,850,043	$99,472	5.38%	$1,505,792	$70,903	4.71%
Investment securities, taxable	770,707	21,388	2.78	827,388	17,954	2.17
Investment securities, exempt (2)	105,797	2,444	2.31	109,122	2,247	2.06
Deposits in banks and short-term investments	63,806	2,341	3.67	91,825	887	0.97
Total interest-earning assets	2,790,353	125,645	4.50%	2,534,127	91,991	3.63%
Total noninterest-earning assets	226,198			215,723
Total assets	$3,016,551			$2,749,850

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$1,390,247	15,833	1.14%	$1,439,234	3,047	0.21%
Time deposits	619,083	19,632	3.17	370,375	2,829	0.76
Total interest-bearing deposits	2,009,330	35,465	1.76	1,809,609	5,876	0.32
Federal funds purchased	2,783	147	5.29	2,835	54	1.89
FHLB advances (3)	160,548	6,763	4.21	71,690	2,564	3.58
Paycheck Protection Program Liquidity Facility	—	—	—	—	—	—
Other borrowings	70,807	4,298	6.07	52,872	2,371	4.48
Total other interest-bearing liabilities	234,138	11,208	4.79	127,397	4,989	3.92
Total interest-bearing liabilities	2,243,468	46,673	2.08%	1,937,006	10,865	0.56%
Noninterest-bearing demand deposits	519,225			564,322
Other liabilities	14,947			12,173
Stockholders' equity	238,911			236,349
Total liabilities and stockholders' equity	$3,016,551			$2,749,850
Interest rate spread			2.42%			3.07%
Net interest income		$78,972			$81,126
Net interest margin			2.83%			3.20%

(1)The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable-equivalent adjustments totaling $216,000 and $139,000 for the year ended December 31, 2023 and 2022, respectively, are calculated using the statutory federal tax rate and are included in income and fees on loans. Accretion income of $165,000 and $590,000 for the year ended December 31, 2023 and 2022 are also included in income and fees on loans.
(2)Taxable-equivalent adjustments totaling $513,000 and $315,000 for the year ended December 31, 2023 and 2022, respectively, are calculated using the statutory federal tax rate and are included in tax-exempt interest on investment securities.
(3)Federal Home Loan Bank advances interest expense includes $751,000 for the year ended December 31, 2022 and is the recognized mark on two advances that were acquired in the SouthCrest Financial Group, Inc. acquisition that were called early.

Provision for Credit Losses

Provision for credit losses totaled $3.6 million in 2023 compared to $3.4 million in 2022. The amount of provision expense recorded in each period was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, sufficient to cover expected credit losses over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur. The provision for credit losses for the year ended December 31, 2023 includes $3.9 million in provision for credit losses on loans and $286,000 in release of credit losses on unfunded commitments. See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of the provision for credit losses. The increase in provision for credit losses for the year ended December 31, 2023 compared to 2022 is due to downgrades and charge-offs on a small number of loans and does not represent systemic issues across the entire loan portfolio. See the sections captioned “Loans" and "Allowance for Credit Losses” elsewhere in this discussion for further analysis of the provision for credit losses. Net charge-offs for the year ended December 31, 2023 were $1.6 million compared to $152,000 for the same period in 2022. As of December 31, 2023, Colony’s allowance for credit losses was $18.4 million, or 0.98% of total loans, compared to $16.1 million, or 0.93% of total loans, at December 31, 2022. At December 31, 2023 and 2022, nonperforming assets were $10.7 million and $6.4 million, or 0.35% and 0.22% of total assets, respectively, with credit quality in the overall loan portfolio remaining strong.

Noninterest Income

The components of noninterest income were as follows:

			$	%
(dollars in thousands)	2023	2022	Variance	Variance
Service charges on deposit accounts	$8,735	$7,875	$860	10.92%
Mortgage fee income	6,131	8,550	(2,419)	(28.29)
Gain on sales of SBA loans	5,063	6,216	(1,153)	(18.55)
Gain (loss) on sales of securities	—	(82)	82	100.00
Interchange fees	8,460	8,381	79	0.94
BOLI income	1,396	1,313	83	6.34
Insurance commissions	1,873	1,777	96	5.40
Other	3,976	995	2,981	299.61
Total	$35,634	$35,025	$609	1.74%

Noninterest income in 2023 increased $609,000, or 1.74% from 2022. The Company's increases were primarily seen in service charges on deposit accounts and other noninterest income, which included increases in equity investment income and income on wealth advisory and merchant services. These increases were offset by decreases in mortgage fee income and gain on sales of SBA loans. The increase of $860,000 in service charges on deposit accounts can be attributed to our strong retail banking center footprint and our ability to continue to grow our core deposits despite the challenging rate environment. The increase of $3.0 million in other noninterest income was attributable to equity investment market valuation gains of $156,000 in 2023 compared to market valuation losses of $503,000 in 2022, an increase of $729,000 in wealth advisory and merchant services, gains on sales of assets of $379,000 along with increases in SBA servicing and other related fee income of $656,000. The decrease in mortgage fee income was a result of a reduction in mortgage production and changes in allocation between portfolio and secondary market. The increase in mortgage rates was partially attributable to the 525 basis point increase in the national federal funds rate during 2022 and 2023.

Noninterest Expense

The components of noninterest expense were as follows:

			$	%
(dollars in thousands)	2023	2022	Variance	Variance
Salaries and employee benefits	$49,233	$52,809	$(3,576)	(6.77)%
Occupancy and equipment	6,283	6,534	(251)	(3.83)
Information technology	8,553	9,947	(1,394)	(14.01)
Professional Fees	3,097	3,432	(335)	(9.76)
Advertising and public relations	3,486	3,664	(178)	(4.87)
Communications	947	1,602	(655)	(40.88)
Other	11,466	11,487	(21)	(0.19)
Total	$83,065	$89,475	$(6,410)	(7.16)%

Decreases were seen in all categories of noninterest expense. The decrease in salaries and employee benefits of $3.6 million was primarily attributable to a reduction of force initiative in 2023 along with lower commissions and bonus expenses. The decrease in occupancy and equipment expenses can be seen in decreases in repair and maintenance expense as well as rental and leasehold expenses. The decrease in information technology expenses of $1.4 million relates to a decrease in data processing expenses due to a renewed contract with the Company's core processor resulting in cost savings year over year. The decrease in professional fees is the result of lower consulting and legal fees in 2023 compared to 2022 which included fees associated with the acquisition of SouthCrest Financial Group, Inc. The decrease in advertising and public relations can be attributed to the expense control initiative implemented in 2023. The decrease in communications expense is the result of telephone service contracts related to the acquisition of SouthCrest Financial Group, Inc. that were paid through the end of the contracts in 2022.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $3.0 billion in 2023 compared to $2.7 billion in 2022.

(dollars in thousands)	2023		2022
Sources of Funds:
Noninterest-bearing deposits	$519,225	17.21%	$564,322	20.52%
Interest-bearing deposits	2,009,330	66.61	1,809,609	65.81
FHLB advances	160,548	5.32	71,690	2.61
Federal funds purchased	2,783	0.09	2,835	0.10
Other borrowings	70,807	2.35	52,872	1.92
Other noninterest-bearing liabilities	14,947	0.50	12,173	0.44
Equity capital	238,911	7.92	236,349	8.60
Total	$3,016,551	100.00%	$2,749,850	100.00%

Uses of Funds:
Loans held for sale and loans	$1,850,043	61.33%	$1,505,792	54.76%
Investment securities	876,504	29.05	936,510	34.06
Deposits in banks and short term investments	63,806	2.12	91,825	3.34
Other noninterest-bearing assets	226,198	7.50	215,723	7.84
Total	$3,016,551	100.00%	$2,749,850	100.00%

Deposits continue to be the Company’s primary source of funding. Over the comparable periods, interest-bearing deposits continues to be the largest component of the Company's mix of deposits. Average interest-bearing deposits totaled 79.5% in 2023 compared to 76.2% of total average deposits in 2022.

The Company primarily invests funds in loans and securities. Loans continue to be the largest component of the Company’s mix of invested assets.

Loans

The following table presents the composition of the Company’s loan portfolio as of December 31 for the past five years.

(dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
Construction, land & land development	$247,146	$229,435	$165,446	$121,093	$96,097
Other commercial real estate	974,375	975,447	787,392	520,391	540,239
Total commercial real estate	1,221,521	1,204,882	952,838	641,484	636,336
Residential real estate	356,234	290,054	212,527	183,021	194,796
Commercial, financial & agricultural	242,756	223,923	154,048	213,380	114,360
Consumer and other	62,959	18,247	18,564	21,618	23,322
Total loans, net of unearned fees	1,883,470	1,737,106	1,337,977	1,059,503	968,814
Allowance for credit losses on loans	(18,371)	(16,128)	(12,910)	(12,127)	(6,863)
Loans, net	$1,865,099	$1,720,978	$1,325,067	$1,047,376	$961,951

Maturity and Repricing Opportunity

The following table presents total loans as of December 31, 2023 according to maturity distribution and/or repricing opportunity on adjustable rate loans.

(dollars in thousands)	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
Construction, land & land development	$118,546	$46,782	$69,504	$12,314	$247,146
Other commercial real estate	85,535	469,921	384,233	34,686	974,375
Total commercial real estate	204,081	516,703	453,737	47,000	1,221,521
Residential real estate	42,786	82,223	162,414	68,811	356,234
Commercial, financial & agricultural	70,918	108,206	56,969	6,663	242,756
Consumer and other	5,808	23,181	16,023	17,947	62,959
Total loans, net of unearned fees	323,593	730,313	689,143	140,421	1,883,470

Overview. Loans totaled $1.9 billion at December 31, 2023, up 8.4% from $1.7 billion at December 31, 2022. The majority of the Company’s loan portfolio is comprised of real estate loans. Commercial and residential real estate which is primarily 1-4 family residential properties, nonfarm nonresidential properties and real estate construction loans made up 83.8% and 86.1% of total loans at December 31, 2023 and December 31, 2022, respectively. Commercial, financial and agriculture loans represents 12.9% of the loans at December 31, 2023 and 2022. Consumer and other loans increased to 3.3% of total loans at December 31, 2023 from 1.1% at December 31, 2022.

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

Commercial, financial & agricultural. Commercial, financial and agricultural loans at December 31, 2023 increased by $18.8 million, or 8.4% to $242.8 million from December 31, 2022 at $223.9 million. This increase was related to organic growth of commercial and industrial loans. The Company’s commercial, financial and agricultural loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. These agricultural lines typically reduce in size at year end as crops are sold. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Construction, land & land development.  Construction, land and land development loans increased by $17.7 million, or 7.7%, at December 31, 2023 to $247.1 million from $229.4 million at December 31, 2022. This increase was primarily attributable to organic growth of consumer residential construction loans.

Other commercial real estate. Other commercial real estate loans decreased by $1.1 million, or 0.1%, at December 31, 2023 to $974.4 million from $975.4 million at December 31, 2022. This decrease was primarily attributable to decreases in both owner occupied and non-owner occupied commercial real estate and due to the current lending environment, rate environment, and the Company's lending appetite. At December 31, 2023, the Company's other commercial real estate loans were comprised of 60.9% of non-owner occupied loans and 39.1% of owner occupied loans.

The Company's non-owner occupied portfolio is well diversified as can be seen in the table below as of December 31, 2023.

(dollars in thousands)	December 31, 2023
Multifamily	$74,914
Hotel/Motel	54,493
Retail	185,909
Office	68,008
Industrial & Warehouse	63,538
Health Care	14,895
Other Specialty	121,006
Government guaranteed SBSL	10,713
Total	$593,476
Residential Real Estate Loans. Residential real estate loans increased by $66.2 million or 22.8%, at December 31, 2023 to $356.2 million from $290.1 million at December 31, 2022. This increase was attributable to growth of portfolio 1-4 family residential real estate loans. Residential real estate loans consist of revolving, open-end and closed-end loans as well as those secured by closed-end first and junior liens.
Consumer and other. Consumer and other loans include loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer and other loans at December 31, 2023 increased $44.7 million or 245.0% to $63.0 million from $18.2 million at December 31, 2022. This increase was primarily attributable to increases in the Company's marine and RV lending division.

Industry concentrations. As of December 31, 2023 and December 31, 2022, there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business. The Company has established industry-specific guidelines with respect to maximum loans permitted for each industry with which the Company does business.

Collateral concentrations. Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At December 31, 2023, approximately 83.8% of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for credit loss analysis. In recent years, we have seen real estate values stabilizing in our markets. The stabilization of rates has resulted in a decrease in the number of loans being classified as impaired over the past several years.

Large credit relationships. The Company currently operates 34 locations in north, central, south and coastal Georgia and includes metropolitan markets in Fulton, Fayette, Dougherty, Lowndes, Houston, Chatham and Muscogee counties. The Company has also expanded its presence in 2023 into Birmingham, Alabama as well as Tallahassee and the Florida panhandle. As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business. The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million. In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Executive Loan Committee and Director Loan Committee must approve all new and renewed credit facilities which are part of large credit relationships. At December 31, 2023, our largest 20 relationships consisted of loans and loan commitments, where the total committed balance was $354.1 million with $266.7 million outstanding. At December 31, 2022, our largest 20 relationships had total committed balance of $327.2 million with $227.2 million outstanding.

Maturities and sensitivities of loans to changes in interest rates. The following table presents the maturity distribution of the Company’s loans at December 31, 2023. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

(dollars in thousands)	Due in One Year or Less	After One, but within Five Years	After Five Years, but within Fifteen Years	After Fifteen Years	Total
Loans with fixed interest rates:
Construction, land & land development	$104,421	$39,932	$45,049	$12,314	$201,716
Other commercial real estate	69,295	447,084	382,369	34,686	933,434
Total commercial real estate	173,716	487,016	427,418	47,000	1,135,150
Residential real estate	12,400	64,858	47,242	68,790	193,290
Commercial, financial & agricultural	44,426	95,854	56,969	6,663	203,912
Consumer and other	5,415	23,158	16,023	17,947	62,543
Total loans with fixed interest rates, net of unearned fees	235,957	670,886	547,652	140,400	1,594,895

Loans with floating interest rates:
Construction, land & land development	14,125	6,850	24,455	—	45,430
Other commercial real estate	16,240	22,837	1,864	—	40,941
Total commercial real estate	30,365	29,687	26,319	—	86,371
Residential real estate	30,386	17,365	115,172	21	162,944
Commercial, financial & agricultural	26,492	12,352	—	—	38,844
Consumer and other	393	23	—	—	416
Total loans with floating interest rates, net of unearned fees	87,636	59,427	141,491	21	288,575

Total loans, net of unearned fees	$323,593	$730,313	$689,143	$140,421	$1,883,470

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

Nonperforming Assets and Potential Problem Loans

Asset quality experienced a slight decrease during the year ended December 31, 2023, primarily due to the repurchase of the government guaranteed portion of nonperforming loans, which were repurchased as part of the liquidation process and have no expected losses. Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned ("OREO"). Nonaccrual loans totaled $9.8 million at December 31, 2023, an increase of $4.1 million, or 72.4%, from $5.7 million at December 31, 2022. There were two loans contractually past due 90 days or more and still accruing at December 31, 2023 and none at December 31, 2022. At December 31, 2023, OREO totaled $448,000, a decrease of $203,000, or 31.2%, compared with $651,000 at December 31, 2022. The change in OREO is primarily the result of four properties added to other real estate totaling $3.1 million offset by $3.3 million from the sale of five OREO properties. At the end of the year ended December 31, 2023, total nonperforming assets as a percentage of total assets increased to 0.35% compared with 0.22% at December 31, 2022.

Year-end nonperforming assets and accruing past due loans were as follows:

(dollars in thousands)	2023	2022	2021
Loans accounted for on nonaccrual	$9,839	$5,706	$5,449
Loans accruing past due 90 days or more	370	—	—
Other real estate foreclosed	448	651	281
Repossessed assets	—	—	49
Total nonperforming assets	$10,657	$6,357	$5,779

Nonperforming loans by segment
Construction, land & land development	$85	$149	$31
Other commercial real estate	4,219	1,509	837
Residential real estate	3,911	2,686	3,839
Commercial, financial & agricultural	1,956	1,341	708
Consumer and other	38	21	34
Total nonperforming loans	$10,209	$5,706	$5,449

Nonperforming assets as a percentage of:
Total loans, other real estate and foreclosed assets	0.57%	0.37%	0.43%
Total assets	0.35%	0.22%	0.21%
Nonperforming loans as a percentage of:
Total loans	0.55%	0.33%	0.41%

Supplemental data:
Accruing past due loans:
30-89 days past due	$6,069	$1,793	$4,567
90 or more days past due	370	—	—
Total accruing past due loans	$6,439	$1,793	$4,567

Allowance for credit losses	$18,371	$16,128	$12,910
Allowance for credit losses as a percentage of:
Total loans	0.98%	0.93%	0.96%
Nonperforming loans	179.95	282.65	236.92

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, foreclosed real estate, repossessed assets and nonaccrual securities. Nonperforming assets at December 31, 2023 increased 67.6% from December 31, 2022, as a result of the increase in nonaccrual loans and loans accruing past due 90 days or more, offset by a slight decrease in other real estate owned property.

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

The Company had two loans modified due to financial difficulty during the year ended December 31, 2023. See Note 3. Loans, for additional details on loan modifications.

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for credit losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties.

Allowance for Credit Losses

The allowance for credit losses for loans is a reserve established through charges to earnings in the form of a provision for credit losses. The provision for credit losses is based on management's evaluation of the size and composition of the loan portfolio, the level of non-performing and past due loans, historical trends of charged-off loans and recoveries, prevailing economic conditions and other factors management deems appropriate. The Company's management has established an allowance for credit losses for loans which it believes is adequate to cover expected credit losses over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur. Based on a credit evaluation of the loan portfolio, management presents a quarterly review of the allowance for credit losses for loans and allowance for credit losses on unfunded commitments to the Company's Board of Directors, which primarily focuses on risk by evaluating individual loans in certain risk categories. These categories have also been established by management and take the form of loan grades. By grading the loan portfolio in this manner, the Company's management is able to effectively evaluate the portfolio by risk, which management believes is the most effective way to analyze the loan portfolio and thus analyze the adequacy of the allowance for credit losses on loans.

The allowance for credit losses on loans is established by examining (1) the large classified loans, nonaccrual loans and loans considered impaired and evaluating them individually to determine the specific reserve allocation and (2) the remainder of the loan portfolio to allocate a portion of the allowance based on past loss experience and reasonable and supportable forecasts of economic conditions for the particular loan category. The Company also considers other factors such as changes in lending policies and procedures; changes in national, regional and/or local economic and business conditions; changes in the nature and volume of the loan portfolio; changes in the experience, ability and depth of either the market president or lending staff; changes in the volume and severity of past due and classified loans; changes in the quality of the loan review system; and other factors management deems appropriate.

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

Management evaluates the adequacy of the allowance for credit losses for each of these components on a quarterly basis. Peer comparisons, industry comparisons, and regulatory guidelines are also used in the determination of the valuation allowance. Loans identified as losses by management, internal loan review, and/or bank examiners are charged off. Additional information about the Company’s allowance for credit losses is provided in the Notes to the Consolidated Financial Statements for Allowance for Credit Losses.

The following table sets forth the breakdown of the allowance for credit losses on loans by loan category for the periods indicated. The allocation of the allowance to each category is subjective and is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

	December 31,		December 31,		December 31,		December 31,		December 31,
(dollars in thousands)	2023		2022		2021		2020		2019
	Reserve	%(1)	Reserve	%(1)	Reserve	%(1)	Reserve	%(1)	Reserve	%(1)
Construction, land & land development	$2,204	13.1%	$1,959	13.2%	$1,127	12.4%	$1,013	11.4%	$215	9.9%
Other commercial real estate	7,064	51.7	8,886	56.1	7,691	58.8	6,880	49.1	3,908	55.8
Residential real estate	5,105	18.9	2,354	16.7	1,805	15.9	2,278	17.3	980	20.1
Commercial, financial & agricultural	2,110	12.9	2,709	12.9	1,083	11.5	1,713	20.1	1,657	11.8
Consumer and other	1,888	3.4	220	1.1	1,204	1.4	243	2.1	103	2.4
	$18,371	100.0%	$16,128	100.0%	$12,910	100.0%	$12,127	100.0%	$6,863	100.0%
(1) Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

The following table presents an analysis of the Company’s allowance for credit losses on loans for the periods indicated.

(dollars in thousands)	2023	2022	2021	2020	2019
Allowance for credit losses on loans at beginning of year	$16,128	$12,910	$12,127	$6,863	$7,277
Adoption of ASU 2016-13	(53)	—	—	—	—
Charge-offs
Construction, land & land development	—	—	—	4	29
Other commercial real estate	69	58	568	226	119
Residential real estate	771	48	3	206	758
Commercial, financial & agricultural	1,069	314	274	242	403
Consumer and other	35	60	68	1,103	784
Total charge-offs	1,944	480	913	1,781	2,093
Recoveries
Construction, land & land development	10	25	466	45	82
Other commercial real estate	42	85	118	153	218
Residential real estate	79	50	274	142	174
Commercial, financial & agricultural	201	139	91	43	36
Consumer and other	22	29	47	104	65
Total recoveries	354	328	996	487	575
Net charge-offs/(recoveries)	1,590	152	(83)	1,294	1,518
Provision for credit losses on loans	3,886	3,370	700	6,558	1,104
Allowance for credit losses on loans at end of year	$18,371	$16,128	$12,910	$12,127	$6,863

Ratio of net charge-offs/(recoveries) to average loans	0.09%	0.01%	(0.01)%	0.12%	0.11%

The allowance for credit losses on loans increased from $16.1 million or 0.93% of total loans at December 31, 2022 to $18.4 million, or 0.98% of total loans at December 31, 2023. The provision for credit losses on loans reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The primary reason for the increase year over year was due to a few loans that faced downgrades and charge-offs. These loans represented a small number of loans and circumstances, and management has no concern that there are systemic issues across the portfolio.

The amount of provision expense recorded in 2023 was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, that was sufficient to cover expected credit losses on loans over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur. The amount of provision expense recorded in 2022 and prior periods was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, sufficient to cover probable, inherent losses in the loan portfolio.

Investment Portfolio

The following table presents carrying values of investment securities available-for-sale held by the Company as of December 31, 2023, 2022 and 2021.

(dollars in thousands)	2023	2022	2021
U.S. treasury securities	$498	$1,622	$87,551
U.S. agency securities	4,139	4,585	17,781
Asset backed securities	24,630	29,988	—
State, county and municipal securities	109,036	104,756	250,153
Corporate debt securities	47,390	49,585	48,408
Mortgage-backed securities	221,689	242,017	534,271
Total debt securities	$407,382	$432,553	$938,164

The following table presents investment securities held-to-maturity, carried at cost by the Company as of December 31, 2023, 2022 and 2021.

(dollars in thousands)	2023	2022	2021
U.S. treasury securities	$93,306	$91,615	$—
U.S. agency securities	16,282	16,409	—
State, county and municipal securities	136,685	136,138	—
Mortgage-backed securities	202,758	221,696	—
Total debt securities	$449,031	$465,858	$—

The following table represents expected maturities and weighted-average yields of investment securities held by the Company as of December 31, 2023 (mortgage-backed securities are based on the average life at the projected speed, while State and Political Subdivisions reflect anticipated calls being exercised).

			After 1 Year But		After 5 Years But
Available for Sale	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. treasury securities	$498	2.91%	$—	—%	$—	—%	$—	—%
U.S. agency securities	—	—	888	0.76	875	2.43	2,376	2.89
Asset backed securities	—	—	52	1.33	5,933	6.11	18,645	6.80
State, county and municipal securities	215	5.48	4,059	1.49	46,085	2.05	58,677	2.10
Corporate debt securities	—	—	9,698	4.80	35,746	4.34	1,946	11.12
Mortgage-backed securities	20,887	7.53	41,940	3.45	6,775	1.94	152,087	2.47
Total debt securities	$21,600	7.40%	$56,637	3.50%	$95,414	3.16%	$233,731	2.80%

			After 1 Year But		After 5 Years But
Held to Maturity	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. treasury securities	$3,937	1.21%	$84,506	1.05%	$4,863	1.33%	$—	—%
U.S. agency securities	—	—	7,838	1.17	8,444	1.47	—	—
State, county and municipal securities	—	—	1,850	1.06	63,222	2.20	71,613	1.94
Mortgage-backed securities	—	—	24,115	1.74	45,058	1.95	133,585	2.13
Total debt securities	$3,937	1.21%	$118,309	1.20%	$121,587	2.02%	$205,198	2.06%

Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. The Company had both held to maturity and available for sale securities in the investment portfolio at December 31, 2023. Management also evaluates its securities portfolio for any credit-related impairment on a quarterly basis. The Company did not identify any credit-related impairment in its held to maturity or available for sale portfolios at December 31, 2023.

At December 31, 2023, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the Company’s stockholders’ equity.

The average yield of the securities portfolio was 2.72% in 2023 and 2.16% in 2022. The increase in the average yield from 2022 to 2023 was primarily attributed to paydowns of lower yielding investments and repricing of variable rate securities.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 2023, 2022, and 2021.

	2023		2022		2021
(dollars in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-bearing demand deposits	$519,225	—	$564,322	—	$449,445	—
Interest-bearing demand and savings deposits	1,390,247	1.14%	1,439,234	0.21%	1,073,824	0.09%
Time deposits	619,083	3.17%	370,375	0.76%	297,704	0.56%
Total deposits	$2,528,555	1.40%	$2,373,931	0.25%	$1,820,973	0.14%

The following table presents the maturities of the Company’s time deposits as of December 31, 2023.

(dollars in thousands)	Time Deposits $250,000 or Greater	Time Deposits Less than $250,000	Total
Months to Maturity
3 months or less	$29,203	$150,150	$179,353
Over 3 months through 6 months	67,382	121,717	189,099
Over 6 months through 12 months	54,580	125,802	180,382
Over 12 months	16,515	60,839	77,354
	$167,680	$458,508	$626,188

Average deposits increased $154.6 million in 2023 compared to 2022. The increase in 2023 included $248.7 million, or 67.2% in time deposits, which were partially offset by decreases in interest-bearing demand and savings deposits of $49.0 million, or 3.4% and noninterest-bearing deposits of $45.1 million, or 8.0%. The increase in our overall deposits is due primarily to the increase in the rate the Company offers on its time deposit products as well as the increase in brokered deposits. The increase in deposit rates is attributable to the 100 basis point increase in the national federal funds rate during 2023.

As of December 31, 2023 and 2022, $777.8 million and $882.2 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

The Company supplements deposit sources with brokered deposits. As of December 31, 2023, the Company had $93.6 million, or 3.68% of total deposits, in brokered certificates of deposit attracted by external third parties. Additional information is provided in the Notes to Consolidated Financial Statements for Deposits.

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

The following table summarizes commitments and contractual obligations outstanding at December 31, 2023.

(dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Borrowings	$238,445	$70,000	$25,000	$80,000	$63,445
Operating lease liabilities	1,967	642	956	369	—
Time Deposits	626,188	548,834	67,891	9,195	268
	$866,600	$619,476	$93,847	$89,564	$63,713

Other Commitments:
Loan commitments	$362,878	$172,757	$51,873	$11,930	$126,318
Standby letters of credit	5,656	4,702	954	—	—
	368,534	177,459	52,827	11,930	126,318
Total Contractual Obligations and Other Commitments	$1,235,134	$796,935	$146,674	$101,494	$190,031

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for credit losses. Loan commitments outstanding at December 31, 2023 are included in the preceding table.

Standby Letters of Credit. Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2023 are included in the preceding table.

Capital Requirements

The Bank and the Company are each required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy. For more information, see “Item 1. Business – Supervision and Regulation – Regulation of the Company – Capital Requirements.”

At December 31, 2023, shareholders’ equity totaled $254.9 million compared to $230.3 million at December 31, 2022. In addition to net income of $21.7 million, another significant change in shareholders’ equity during 2023 included $7.7 million of dividends declared on common stock. The accumulated other comprehensive loss component of stockholders’ equity totaled $55.6 million at December 31, 2023 compared to $66.4 million at December 31, 2022. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items.

Tier 1 capital consists of common stock and qualifying preferred securities less goodwill, intangibles and disallowed deferred tax assets. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for credit losses up to 1.25% of risk-weighted assets. The Company's Tier 2 capital consists of subordinated notes and the allowance for credit losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of December 31, 2023 was 12.77% and total Tier 1 and 2 risk-based capital was 15.47%. Both of these measures compare favorably with the regulatory minimum of 6.0% for Tier 1 and 8% for total risk-based capital. The Company’s common equity Tier 1 ratio as of December 31, 2023 was 11.66%, which exceeds the regulatory minimum of 4.50%. The Company’s Tier 1 leverage ratio as of December 31, 2023 was 9.17%, which exceeds the required ratio standard of 4.0%.

For the year ended December 31, 2023, average capital was $238.9 million representing 7.9% of average assets for the year. This compares to average capital of $236.3 million, representing 8.6% of average assets for 2022.

For the years ended December 31, 2023 and 2022, the Company did not have any material commitments for capital expenditures.

The Company granted 55,210 and 139,720 restricted shares of common stock for the years ended December 31, 2023 and 2022, respectively. All restricted shares vest over a three year period.

A cash dividend of $7.7 million and $7.2 million was paid for the year ended December 31, 2023 and 2022, respectively.

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

Cash and cash equivalents at December 31, 2023 and 2022 were $83.3 million and $80.7 million, respectively. The increase in cash and cash equivalents was primarily due to increases in deposits and other borrowings needed to fund loan growth.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of December 31, 2023, the available-for-sale bond portfolio totaled $407.4 million. At December 31, 2022, the available for sale bond portfolio totaled $432.6 million. This decrease is primarily attributable to maturities, calls and paydowns on the portfolio during 2023. Only marketable investment grade bonds are purchased. Although approximately 50.2% of the Bank’s bond portfolio is encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. Colony had ratios of loans to deposits of 74.0% as of December 31, 2023 and 69.7% as of December 31, 2022. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at December 31, 2023 and December 31, 2022 were 69.3% and 66.0%, respectively. Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the Banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At December 31, 2023 and December 31, 2022, the Bank had $167.7 million and $114.8 million, respectively, in certificates of deposit of $250,000 or more. These larger deposits represented 6.6% and 4.6% of total deposits as of December 31, 2023 and 2022, respectively. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

The Company supplemented deposit sources with brokered deposits. As of December 31, 2023, the Company had $93.6 million or 3.68% of total deposits in brokered deposits. Additional information is provided in the Notes to the Consolidated Financial Statements regarding these brokered deposits. Additionally, the Company uses external deposit listing services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. The deposits obtained from listing services are often referred to as wholesale or internet CDs.

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, Colony and its subsidiary have established multiple borrowing sources to augment their funds management. The Company has borrowing capacity through membership of the Federal Home Loan Bank program. The Bank has also established overnight borrowing for Federal Funds Purchased through various correspondent banks. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs in the future without any material adverse impact on operating results. At December 31, 2023 and 2022, we had $175.0 million and $125.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $596.2 million and $574.9 million of additional borrowing availability with the FHLB at December 31, 2023 and 2022, respectively.

Other sources of liquidity include overnight borrowings from the Federal Reserve Discount Window, as well as access to the FRB Term Funding Program which offers loans to eligible depository institutions of up to one year in length. The Company also has unencumbered investment securities which provide the ability to either be pledged as collateral with borrowing sources or sold and converted to cash.

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

Impact of Inflation and Changing Prices

The Company’s financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). GAAP presently requires the Company to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs, and the Company has experienced material effects of inflation during the last three fiscal years due to the government's monetary policies and the current economic climate. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things, as further discussed in the next section.

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

Recently Issued Accounting Pronouncements

See Note 1 - Summary of Significant Accounting Policies included in the Notes to the Consolidated Financial Statements.

Market Risk and Interest Rate Sensitivity

Our financial performance is impacted by, among other factors, interest rate risk and credit risk. We utilize derivatives to help manage our interest rate risk position and mitigate exposure to the variability of future cash flows or other forecasted transactions. We mitigate our credit risk through reliance on an extensive loan review process and our allowance for credit losses.

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

Our exposure to interest rate risk is reviewed at least quarterly by our Board of Directors and by our Risk Management Committee. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value in the event of assumed changes in interest rates. In order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet composition. The Company has engaged Stifel to run a quarterly asset/liability model for interest rate risk analysis. We are generally focusing our investment activities on securities with terms or average lives in the 3 ½ - 5 ½ year range.

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

Colony has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve's targeted range of 5.25% and the prime rate of 8.50% at December 31, 2023. Colony has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points and a decline of 100 basis points to determine the sensitivity of net interest income for the next twelve months. As illustrated in the table below, the net interest income sensitivity model indicates that, compared with a net interest income forecast assuming stable rates, net interest income is projected to increase by 0.54% and 0.97% if interest rates increased by 100 and 200 basis points, respectively. Net interest income is projected to decline by 2.03% if interest rates decreased by 100 basis points. These changes were within Colony’s policy limit of a maximum 15% negative change.

Twelve Month Net Interest Income Sensitivity
	Estimated Change in Net Interest Income as of December 31,
Change in Short-term Interest Rates (in basis points)	2023	2022
+200	0.97%	2.59%
+100	0.54%	1.37%
Flat	—%	—%
-100	2.03%	-0.61%

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
Management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

Based on our assessment, management concluded that as of December 31, 2023, Colony Bankcorp, Inc.’s internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Mauldin and Jenkins, LLC, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ T. Heath Fountain
T. Heath Fountain Chief Executive Officer/Director

/s/ Derek Shelnutt
Derek Shelnutt
Executive Vice President/Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Colony Bankcorp, Inc. and Subsidiaries
Fitzgerald, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Colony Bankcorp, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022 and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2024, expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgements. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses

Description of the Matter

As described in Note 4 to the Company’s consolidated financial statements, the Company has a gross loan portfolio of $1.9 billion and related allowance for credit losses of $18.4 million as of December 31, 2023. As described by the Company in Note 1, the Company computes quantitative and qualitative components for the allowance for credit losses. The quantitative component is evaluated on a collective (pool) basis, segregated by class of loans (the quantitative collective ACL). The Company estimated the quantitative collective ACL utilizing a discounted cash flow (DCF) methodology applied to their loan pools segregated by similar risk characteristics. The Company’s DCF methodology generates cash flow projections at the loan level wherein payment expectations are adjusted for estimated prepayment speeds, curtailments, time to recovery, probability of default (PD), and loss given default (LGD). The modeling of expected prepayment speeds and curtailment rates are based on historical internal data and consider current conditions and reasonable and supportable forecasts of future economic conditions. The Company uses regression analysis of historical internal and peer loss data to determine suitable macroeconomic variables to utilize when modeling lifetime PD and LGD. This analysis also determines how expected PD and LGD will react to forecasted levels of the macroeconomic variables over a reasonable and supportable forecast period. At the end of the four-quarter reasonable and supportable forecast period, the Company reverts to a historical loss rate on a straight-line basis over eight quarters. For loans that have elevated risk characteristics when compared to the collectively pooled loans, they are evaluated on an individual basis.

The qualitative component is comprised of measurements used to quantify the risks within each of these loans classes and are subjectively selected by management but measured by objective measurements period over period. The data for each measurement is obtained from internal and external sources. These adjustments are based upon quarterly trend assessments in certain economic factors as well as loan segment specific risks that cannot be addressed in the quantitative methods.

We identified the Company’s estimate of the allowance for credit losses as a critical audit matter. The principal considerations for our determination of the allowance for credit losses as a critical audit matter related to the subjective and complex auditor judgment involved in the assessment of the quantitative collective ACL due to significant measurement uncertainty and the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these complex judgments and assumptions by the Company involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included the following:

•We tested the design and operating effectiveness of controls relating to the Company’s determination of the allowance for credit losses, including controls over development of the quantitative and qualitative factors.
•We evaluated the Company’s allowance for credit losses methodology for compliance with U.S. generally accepted accounting principles.
•We tested the design and operating effectiveness of controls relating to management’s review of reliability and accuracy of data used to calculate and estimate the various components of the allowance for credit losses, including accuracy of the calculation and validation procedures over the models.
•We evaluated the relevance and the reasonableness of assumptions related to evaluation of the loan portfolio, current and forecasted economic conditions, and other risk factors used in development of the qualitative factors.
•We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, and other audit evidence gathered.
•We assessed the overall trends in credit quality by comparing the overall allowance for credit losses to those recorded by the Company’s peer institutions.
•We evaluated subsequent events and transactions and considered whether they corroborated or contradicted the Company’s conclusion.

/s/ Mauldin & Jenkins, LLC

We have served as the Company’s auditor since 2021.

Albany, Georgia
March 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Colony Bankcorp, Inc. and Subsidiaries
Fitzgerald, Georgia

Opinion on Internal Control over Financial Reporting

We have audited Colony Bankcorp, Inc. and Subsidiaries (the Company) internal control over financial reporting, as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Colony Bankcorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements) and our report dated March 14, 2024 expressed an unqualified opinion.

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

/s/ Mauldin & Jenkins, LLC

Albany, Georgia
March 14, 2024

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31
(DOLLARS IN THOUSANDS)

	2023	2022
Assets
Cash and due from banks	$25,339	$20,584
Interest-bearing deposits in banks and federal funds sold	57,983	60,094
Cash and cash equivalents	83,322	80,678

Investment securities available for sale, at fair value (amortized cost $455,294 and $490,206, respectively)	407,382	432,553
Investment securities held to maturity, at amortized cost (fair value $405,576 and $411,264, respectively)	449,031	465,858
Other investments	16,868	13,793
Loans held for sale	27,958	17,743

Loans, net of unearned income	1,883,470	1,737,106
Allowance for credit losses	(18,371)	(16,128)
Loans, net	1,865,099	1,720,978

Premises and equipment	39,870	41,606
Other real estate owned	448	651
Goodwill	48,923	48,923
Other intangible assets	4,192	5,664
Bank-owned life insurance	56,925	55,504
Deferred income taxes, net	25,405	28,199
Other assets	27,999	24,420
Total assets	$3,053,422	$2,936,570

Liabilities and stockholders’ equity
Deposits:
Noninterest-bearing	$498,992	$569,170
Interest-bearing	2,045,798	1,921,827
Total deposits	2,544,790	2,490,997

Federal Home Loan Bank advances	175,000	125,000
Other borrowed money	63,445	78,352
Other liabilities	15,252	11,953
Total liabilities	2,798,487	2,706,302

Commitments and Contingencies (Note 14)

Stockholders’ equity
Preferred stock, stated value $1,000; 10,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, par value $1; 50,000,000 shares authorized, 17,564,182 and 17,598,123 shares issued and outstanding as of December 31, 2023 and 2022	17,564	17,598
Paid-in capital	168,614	167,537
Retained earnings	124,400	111,573
Accumulated other comprehensive loss, net of tax	(55,643)	(66,440)
Total stockholders’ equity	254,935	230,268
Total liabilities and stockholders’ equity	$3,053,422	$2,936,570
See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2023	2022
Interest income
Loans, including fees	$99,256	$70,764
Investment securities	23,319	19,887
Deposits with other banks and short term investments	2,341	886
Total interest income	124,916	91,537

Interest expense
Deposits	35,464	5,876
Federal funds purchased	147	54
Federal Home Loan Bank advances	6,763	2,564
Other borrowings	4,298	2,371
Total interest expense	46,672	10,865

Net interest income	78,244	80,672
Provision for credit losses	3,600	3,370
Net interest income after provision for loan losses	74,644	77,302

Noninterest income
Service charges on deposits	8,735	7,875
Mortgage fee income	6,131	8,550
Gain on sales of SBA loans	5,063	6,216
Loss on sales of securities	—	(82)
Interchange fees	8,460	8,381
BOLI income	1,396	1,313
Insurance commissions	1,873	1,777
Other	3,976	995
Total noninterest income	35,634	35,025

Noninterest expenses
Salaries and employee benefits	49,233	52,809
Occupancy and equipment	6,283	6,534
Information technology expense	8,553	9,947
Professional fees	3,097	3,432
Advertising and public relations	3,486	3,664
Communications	947	1,602
Other	11,466	11,487
Total noninterest expense	83,065	89,475

Income before income taxes	27,213	22,852
Income taxes	5,466	3,310
Net income	$21,747	$19,542

Net income per share of common stock
Basic	$1.24	$1.14
Diluted	$1.24	$1.14
Cash dividends declared per share of common stock	$0.44	$0.43
Weighted average shares outstanding, basic	17,578,294	17,191,079
Weighted average shares outstanding, diluted	17,578,294	17,191,079
See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS)

	2023	2022

Net income	$21,747	$19,542

Other comprehensive income (loss):
Net unrealized gains (losses) on investment securities arising during the period	11,440	(77,080)
Tax effect	(2,403)	10,790
Reclassification adjustment for amortization of unrealized holding (gains) losses from the transfer of securities from available for sale to held to maturity	2,641	6,925
Tax effect	(555)	(970)
Realized losses on sales of securities available for sale included in net income	—	82
Tax effect	—	(11)
Unrealized losses on derivative instruments designated as cash flow hedges	(64)	—
Tax effect	14	—
Realized gains on derivative instruments recognized in net income	(349)	—
Tax effect	73	—
Total other comprehensive income (loss)	10,797	(60,263)
Comprehensive income (loss)	$32,544	$(40,721)
See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022
(DOLLARS IN THOUSANDS)

	Preferred Stock		Common Stock		Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	—	$—	13,673,898	$13,674	$111,021	$99,189	$(6,177)	217,707
Other comprehensive loss	—	—	—	—	—	—	(60,263)	(60,263)
Dividends on common shares	—	—	—	—	—	(7,158)	—	(7,158)
Issuance of common stock	—	—	3,848,485	3,848	55,620	—	—	59,468
Issuance of restricted stock, net of forfeitures	—	—	130,720	131	(131)	—	—	—
Tax withholding related to vesting of restricted stock	—	—	(14,980)	(15)	(216)	—	—	(231)
Repurchase of shares	—	—	(40,000)	(40)	(500)	—	—	(540)
Stock-based compensation expense, net	—	—	—	—	1,743	—	—	1,743
Net income	—	—	—	—	—	19,542	—	19,542
Balance, December 31, 2022	—	$—	17,598,123	$17,598	$167,537	$111,573	$(66,440)	230,268
Other comprehensive income	—	—	—	—	—	—	10,797	10,797
Cumulative change in accounting principle for ASU 2016-13, net of tax(1)	—	—	—	—	—	(1,198)	—	(1,198)
Dividends on common shares	—	—	—	—	—	(7,722)	—	(7,722)
Issuance of restricted stock, net of forfeitures	—	—	32,351	32	(32)	—	—	—
Tax withholding related to vesting of restricted stock	—	—	(24,811)	(25)	(227)	—	—	(252)
Repurchase of shares	—	—	(41,481)	(41)	(365)	—	—	(406)
Stock-based compensation expense, net	—	—	—	—	1,701	—	—	1,701
Net income	—	—	—	—	—	21,747	—	21,747
Balance, December 31, 2023	—	$—	17,564,182	$17,564	$168,614	$124,400	$(55,643)	$254,935

(1) Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 216-13: CECL

See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,747	$19,542
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,600	3,370
Depreciation, amortization and accretion	8,702	11,629
Stock-based compensation expense	1,701	1,743
Loss on sales of securities available for sale	—	82
Net change in servicing asset	(416)	(554)
Loss on sales of other real estate and repossessions	70	—
Gain on sales of premises & equipment	(205)	(62)
Gain on sales of bank owned buildings and land	(249)	—
Change in bank owned life insurance	(1,421)	(1,353)
Equity method investment (loss) income	(169)	364
Deferred tax (benefit) expense	(485)	1,130
Donation of other real estate owned	—	35
Gain on sales of SBA loans	(5,063)	(6,216)
Origination of loans held for sale	(257,753)	(317,997)
Proceeds from sales of loans held for sale	252,601	344,620
Change in other assets	(3,163)	(7,593)
Change in other liabilities	1,486	1,001
Net cash provided by operating activities	20,983	49,741

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(3,917)	(174,219)
Proceeds from maturities, calls, and paydowns of investment securities available for sale	36,711	54,859
Proceeds from sales of investment securities available for sale	—	60,924
Proceeds from maturities, calls, and paydowns of investment securities held to maturity	19,567	11,592
Net change in loans	(148,601)	(399,871)
Purchase of premises and equipment	(3,618)	(2,895)
Proceeds from sales of other real estate and repossessions	412	—
Redemption of other investments	800	3,306
Proceeds from bank owned life insurance	—	1,008
Purchase of Federal Home Loan Bank stock	(3,706)	(3,451)
Proceeds from sales of bank owned buildings and land	3,167	—
Proceeds from sales of premises and equipment	433	519
Net cash used in investing activities	(98,752)	(448,228)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in noninterest-bearing customer deposits	(70,178)	16,594
Change in interest-bearing customer deposits	123,971	99,795
Dividends paid on common stock	(7,722)	(7,158)
Proceeds from Federal Home Loan Bank advances	785,000	430,000
Repayments of Federal Home Loan Bank advances	(735,000)	(357,500)
Issuance of subordinated debt, net	—	39,068
Proceeds from other borrowings	450,000	162,437
Repayments on other borrowings	(465,000)	(160,000)
Issuance of common stock, net	—	59,468
Repurchase of shares	(406)	(540)
Cash paid for tax withholding related to vesting of restricted stock	(252)	(231)
Net cash provided by financing activities	80,413	281,933

Net increase (decrease) in cash and cash equivalents	2,644	(116,554)
Cash and cash equivalents at beginning of period	80,678	197,232
Cash and cash equivalents at end of period	$83,322	$80,678

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$44,855	$10,222
Cash paid during the period for income taxes	5,209	3,836

NONCASH INVESTING AND FINANCING ACTIVITIES
Transfers to other real estate	3,083	405
Change in goodwill	—	(3,984)
Carrying amount of securities AFS transferred to HTM, net of $34.0 million unrealized loss	—	510,956
See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Colony Bankcorp, Inc. and subsidiaries (the “Company”) is a financial holding company headquartered in Fitzgerald, Georgia, whose primary business is presently conducted by Colony Bank, its wholly owned banking subsidiary (the “Bank”). The Company operates locations throughout Georgia and has expanded its presence in 2023 to serve Birmingham, Alabama, as well as Tallahassee and the Florida Panhandle. Through the Bank, the Company offers a broad range of banking solutions for personal and business customers. In addition to traditional banking services, the Bank provides specialized solutions including mortgage, government guaranteed lending, wealth management, and merchant services. The Company also provides an option for its customers to purchase insurance services including vehicle, home, renters and life insurance. Additionally, Colony Risk Management, Inc. is a subsidiary of the Company and is located in Las Vegas, Nevada. It is a captive insurance subsidiary which insures various liability and property damage policies for the Company and its related subsidiaries. Colony Risk Management is regulated by the State of Nevada Division of Insurance. The Company is subject to the regulations of certain state and federal agencies and are periodically examined by those regulatory agencies.

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

Investment Securities

The Company classifies its debt securities in one of three categories: (i) trading, (ii) held to maturity or (iii) available for sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other debt securities are classified as available for sale. As of the periods ended December 31, 2023 and 2022, debt securities were classified as either held to maturity or available for sale.

Available for sale securities are carried at fair value. Unrealized holding gains and losses, net of the related deferred tax effect, on available for sale securities are excluded from earnings and are reported in other comprehensive income as a separate component of shareholders’ equity until realized. Held to maturity securities are carried at amortized cost. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of shareholders’ equity. These unrealized holding gains or losses are amortized into income over the remaining life of the security as an adjustment to the yield in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the expected life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the trade date. The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest in other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2023 and 2022. Accrued interest receivable on debt securities totaled $4.3 million and $4.5 million as of December 31, 2023 and 2022, respectively.

The Company evaluates available for sale securities in an unrealized loss position to determine if credit-related impairment exists. The Company first evaluates whether it intends to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is attributable to credit or resulted from other factors. If credit-related impairment exists, the Company recognizes an allowance for credit losses ("ACL"), limited to the amount by which the fair value is less than the amortized cost basis. Any impairment not recognized through an ACL is recognized in other comprehensive income, net of tax, as a non credit-related impairment. As of December 31, 2023 and 2022, the Company had $407.4 million and $432.6 million available for sale securities, respectively, with no related allowance for credit losses.

The Company uses a systematic methodology to determine its ACL for debt securities held to maturity considering the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held to maturity portfolio. The Company monitors the held to maturity portfolio on a quarterly basis to determine whether a valuation account would need to be recorded. As of December 31, 2023 and 2022, the Company had $449.0 million and $465.9 million held to maturity securities, respectively, with no related allowance for credit losses.

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

These other investments are periodically evaluated for credit-related impairment based on ultimate recovery of par value or cost basis. Both cash and stock dividends are reported as income.

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
Servicing Rights

When mortgage and SBA loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in mortgage banking activity or gain on sale of SBA loans accordingly. Fair value is based on market prices for comparable servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing fee income, which is reported on the income statement in mortgage banking activity for serviced mortgage loans and other noninterest income for all other serviced loans, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of servicing rights is netted against loan servicing fee income.

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into strata based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized for a particular stratum through a valuation allowance, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular stratum, a reduction of the valuation allowance may be recorded as an increase to income. Changes in valuation allowances related to servicing rights are reported in mortgage banking activity and other noninterest income on the income statement.

The Company's servicing rights are a result of SBA loans that are sold with servicing retained and are recorded at fair value and follow the amortization method. As of December 31, 2023 and 2022, the Company had $2.3 million and $1.9 million in servicing rights, respectively, and no related valuation allowance.

Loans

Loans are reported at their outstanding principal balances less unearned income, net of deferred fees and origination costs. Interest income is accrued on the outstanding principal balance. For all classes of loans, the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due, unless the loan is well secured and in the process of collection. Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due. Loans may be placed on nonaccrual status regardless of whether such loans are considered past due. All interest accrued, but not collected for loans that are placed on nonaccrual or charged off, is reversed against interest income.  Interest income on nonaccrual loans is applied against principal until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

•Commercial, financial & agricultural - Risks to this loan category include the inability to monitor the condition of the collateral, which often consists of inventory, accounts receivable and other non-real estate assets. Equipment and inventory obsolescence can also pose a risk. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt.

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

Leases

The Company has entered into various operating leases for certain branch locations, ATM locations, loan production offices, and corporate support services locations. Generally, these leases have initial lease terms of 6 years or less. Many of the leases have one or more lease renewal options. The exercise of lease renewal options is at the Company's sole discretion and is considered on a case-by-case basis. Certain of our lease agreements contain early termination options. If renewal options or early termination options are determined by management to be reasonably certain, then they are included in the calculation of the operating right-of-use assets or operating lease liabilities. Certain of our lease agreements provide for periodic adjustments to rental payments for inflation. At the commencement date of the lease, the Company recognizes a lease liability at the present value of the lease payments not yet paid, discounted using the discount rate for the lease or the Company’s incremental borrowing rate. As the majority of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. The incremental borrowing rate is based on the term of the lease. At the commencement date, the company also recognizes a right-of-use asset measured at (i) the initial measurement of the lease liability; (ii) any lease payments made to the lessor at or before the commencement date less any lease incentives received; and (iii) any initial direct costs incurred by the lessee. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. At December 31, 2023, the Company had no leases classified as finance leases.

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

Deferred tax assets and liabilities are recognized based on future tax consequences attributable to differences arising from the financial statement carrying values of assets and liabilities and their tax basis. The differences relate primarily to depreciable assets (use of different depreciation methods for financial statement and income tax purposes) and allowance for credit losses (use of the allowance method for financial statement purposes and the direct write-off method for tax purposes). In the event of changes in the tax laws, deferred tax assets and liabilities are adjusted in the period of the enactment of those changes, with effects included in the income tax provision. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company and its subsidiary file a consolidated federal income tax return. The subsidiary pays its proportional share of federal income taxes to the Company based on its taxable income.

The Company’s federal and state income tax returns for tax years 2023, 2022, 2021 and 2020 are subject to examination by the Internal Revenue Service (IRS) and the Georgia Department of Revenue, generally for three years after filing.

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

Revenue Recognition

The Company's contracts with customers generally do not contain terms that require significant judgment to determine the amount of revenue to recognize. The Company's' policies for recognizing noninterest income that falls within the scope of ASC Topic 606, and include service charges on deposits, interchange fees, and insurance revenue (included with other noninterest income).

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

Earnings per Share

Basic earnings per share are computed by dividing net income allocated to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income allocated to common shareholders by the sum of the weighted-average number of shares of common stock outstanding and the effect of the issuance of potential common shares that are dilutive. Potential common shares consist of restricted shares for the years ended December 31, 2023 and 2022, and are determined using the treasury stock method. The Company has determined that its outstanding non-vested stock awards are participating securities, and all dividends on these awards are paid similar to other dividends.

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

Accounting Standards Updates

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, was adopted by the Company on January 1, 2023, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities when management does not intend to sell or believes that it is more likely than not they will not be required to sell.

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

ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, was adopted by the Company on January 1, 2023. This ASU provides guidance on eliminating the requirement for classification of and disclosures around troubled debt restructurings (TDRs). The purpose of this guidance is to eliminate unnecessary and overly-complex disclosures of loans that are already incorporated into the allowance for credit losses and related disclosures while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Modified terms include one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the term or amortization period, a more than insignificant payment delay or principal forgiveness. As of December 31, 2023, the Company had two loans that met the requirements of this disclosure and are included in Note 3 - Loans. This ASU further requires the disclosure of current-period gross charge-offs by year of origination. Current period gross charge-offs are included in the term loan vintage table in Note 3 - Loans.

In March 2023, the FASB issued ASU 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” ASU 2023-02 expands the population of investments for which an investor may elect to apply the proportional amortization method. Under the ASU, an investor in a tax equity investment may elect the proportional amortization method for qualifying investments on a tax credit program-by-program basis. To qualify for the proportional amortization method, an investment must meet the criteria previously applicable to low income housing tax credit investments, as clarified by the ASU. The required date of adoption for ASU 2023-02 is January 1, 2024 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This ASU was issued to improve segment reporting disclosures. The amendments in this ASU improve financial reporting by requiring disclosure of incremental segment information including significant segment expenses regularly provided to the chief operating decision maker as well as the amount and composition of other segment items on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Retrospective application is required in all prior periods unless impracticable to do so. The Company will adopt the new disclosure requirements for the annual period beginning on January 1, 2024 and interim periods beginning on January 1, 2025. The Company is currently evaluating the impact of the incremental segment information that will be required to be disclosed as well as the impact to the Segment Reporting footnote.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures ("ASU 2023-09"). This ASU was issued to enhance the transparency and decision usefulness of income tax disclosures. The ASU addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Retrospective application in all prior periods is permitted. The Company will adopt the new disclosures for the annual periods beginning on January 1, 2025. The Company is currently evaluating the impact of the incremental income taxes information that will be required to be disclosed as well as the impact to the Income Taxes footnote.

NOTE 2. INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity, along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)
December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. treasury securities	$500	$—	$(2)	$498
U.S. agency securities	4,500	—	(361)	4,139
Asset backed securities	25,035	—	(405)	24,630
State, county and municipal securities	124,524	6	(15,494)	109,036
Corporate debt securities	53,834	16	(6,460)	47,390
Mortgage-backed securities	246,901	36	(25,248)	221,689
Total	$455,294	$58	$(47,970)	$407,382

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:
U.S. treasury securities	$93,306	$—	$(3,212)	$90,094
U.S. agency securities	16,282	—	(1,424)	14,858
State, county & municipal securities	136,685	356	(13,859)	123,182
Mortgage-backed securities	202,758	—	(25,316)	177,442
Total	$449,031	$356	$(43,811)	$405,576

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. treasury securities	$1,644	$—	$(22)	$1,622
U.S. agency securities	5,035	—	(450)	4,585
Asset backed securities	31,468	—	(1,480)	29,988
State, county and municipal securities	126,119	—	(21,363)	104,756
Corporate debt securities	54,741	164	(5,320)	49,585
Mortgage-backed securities	271,199	9	(29,191)	242,017
Total	$490,206	$173	$(57,826)	$432,553

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:
U.S. treasury securities	$91,615	$—	$(4,149)	$87,466
U.S. agency securities	16,409	—	(1,838)	14,571
State, county & municipal securities	136,138	32	(19,518)	116,652
Mortgage-backed securities	221,696	—	(29,121)	192,575
Total	$465,858	$32	$(54,626)	$411,264

The Company elected to exclude accrued interest receivable from the amortized cost basis of available-for-sale and held-to-maturity securities disclosed throughout this note. As of December 31, 2023 and December 31, 2022, accrued interest receivable for available-for-sale and held-to-maturity securities totaled $2.4 million and $2.6 million, and $1.9 million and $1.9 million, respectively, and is included in the "other assets" line item on the Company's consolidated balance sheet.

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

Information pertaining to available-for-sale securities with gross unrealized losses at December 31, 2023 and December 31, 2022 aggregated by investment category and length of time that securities have been in a continuous unrealized loss position are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2023
U.S. treasury securities	$—	$—	$498	$(2)	$498	$(2)
U.S. agency securities	—	—	4,139	(361)	4,139	(361)
Asset backed securities	6,196	(75)	17,424	(330)	23,620	(405)
State, county and municipal securities	1,033	(138)	107,443	(15,356)	108,476	(15,494)
Corporate debt securities	1,446	(105)	45,044	(6,355)	46,490	(6,460)
Mortgage-backed securities	5,921	(49)	212,876	(25,199)	218,797	(25,248)
Total debt securities	$14,596	$(367)	$387,424	$(47,603)	$402,020	$(47,970)

December 31, 2022
U.S. treasury securities	$1,377	$(17)	$245	$(5)	$1,622	$(22)
U.S. agency securities	3,221	(257)	1,364	(193)	4,585	(450)
Asset backed securities	10,780	(319)	19,208	(1,161)	29,988	$(1,480)
State, county and municipal securities	29,284	(3,629)	75,472	(17,734)	104,756	$(21,363)
Corporate debt securities	17,258	(1,463)	30,651	(3,857)	47,909	(5,320)
Mortgage-backed securities	122,031	(7,890)	119,409	(21,301)	241,440	(29,191)
Total debt securities	$183,951	$(13,575)	$246,349	$(44,251)	$430,300	$(57,826)

Information pertaining to held-to-maturity securities with gross unrealized losses at December 31, 2023 and December 31, 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position is summarized as follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2023
U.S. treasury securities	$—	$—	$90,094	$(3,212)	$90,094	$(3,212)
U.S. agency securities	—	—	14,858	(1,424)	14,858	(1,424)
State, county & municipal securities	1,461	(78)	103,500	(13,781)	104,961	(13,859)
Mortgage-backed securities	—	—	177,442	(25,316)	177,442	(25,316)
	$1,461	$(78)	$385,894	$(43,733)	$387,355	$(43,811)

December 31, 2022
U.S. treasury securities	$—	$—	$87,466	$(4,149)	$87,466	$(4,149)
U.S. agency securities	—	—	14,571	(1,838)	14,571	(1,838)
State, county & municipal securities	9,858	(1,392)	105,734	(18,126)	115,592	(19,518)
Mortgage-backed securities	13,580	(729)	178,995	(28,392)	192,575	(29,121)
	$23,438	$(2,121)	$386,766	$(52,505)	$410,204	$(54,626)

Management evaluates available for sale securities in an unrealized loss position at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities at an unrealized loss position at December 31, 2023, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on management's review, the Company's available for sale securities have no expected credit losses and no related allowance for credit losses has been established.

The Company uses a systematic methodology to determine its ACL for debt securities held to maturity considering the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held to maturity portfolio. The Company monitors the held to maturity portfolio on a quarterly basis to determine whether a valuation account would need to be recorded. Based on management's review, the Company's held to maturity securities have no expected credit losses and no related allowance for credit losses has been established.

At December 31, 2023, there were 273 available-for-sale securities and 146 held-to-maturity securities that have unrealized losses from the Company’s amortized cost basis. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are due to reasons of credit quality.

The amortized cost and fair value of investment securities as of December 31, 2023, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$715	$713	$3,937	$3,882
Due after one year through five years	15,714	14,697	94,194	90,873
Due after five years through ten years	102,474	88,639	76,529	68,260
Due after ten years	89,490	81,644	71,613	65,119
	$208,393	$185,693	$246,273	$228,134

Mortgage-backed securities	246,901	221,689	202,758	177,442
	$455,294	$407,382	$449,031	$405,576

The Company had no sales of investment securities in 2023. For the year ended 2022, proceeds from sales of investments available for sale were $60.9 million. Gross realized gains totaled $24,000 and gross realized losses totaled $106,000 in 2022.

Investment securities having a carrying value totaling $429.9 million and $541.8 million as of December 31, 2023 and 2022, respectively, were pledged to secure public deposits and for other purposes.

The Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), as amended on January 1, 2023 which included evaluation of expected credit losses on debt securities. As part of the Company's calculated credit losses, the allowance for credit losses on investment securities was determined to be de minimis due to the high credit quality of the portfolio, which includes securities issued or guaranteed by the U.S. Treasury, U.S. Government agencies and high quality municipalities. Therefore, no allowance for credit losses was recorded as of December 31, 2023. See Note 1 for additional details on the allowance for credit losses as it relates to the securities portfolio.

 NOTE 3. LOANS

The following table presents the composition of loans segregated by class of loans, as of December 31, 2023 and 2022.

(dollars in thousands)	December 31, 2023	December 31, 2022
Construction, land & land development	$247,146	$229,435
Other commercial real estate	974,375	975,447
Total commercial real estate	1,221,521	1,204,882
Residential real estate	356,234	290,054
Commercial, financial & agricultural(*)	242,756	223,923
Consumer and other	62,959	18,247
Total loans	$1,883,470	$1,737,106
(*) Includes $95,000 in PPP loans as of December 31, 2022.

Included in the above table are government guaranteed loans totaling $86.8 million at December 31, 2023 and $58.4 million at December 31, 2022. The following table presents the composition of government guaranteed loans segregated by class of loans for each respective period.

(dollars in thousands)	December 31, 2023	December 31, 2022
Construction, land & land development	$7,027	$5,888
Other commercial real estate	40,852	32,642
Total commercial real estate	47,879	38,530
Residential real estate	12,170	8,036
Commercial, financial & agricultural	26,716	11,787
Total loans	$86,765	$58,353

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of December 31, 2023 and 2022, respectively, accrued interest receivable for loans totaled $8.8 million and $6.8 million and is included in the "other assets" line item on the Company's consolidated balance sheet.

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

•Grades 4 and 5 - Loans assigned these “pass” risk grades are made to borrowers with acceptable credit quality and risk. The risk ranges from loans with no significant weaknesses in repayment capacity and collateral protection to acceptable loans with one or more risk factors considered to be more than average. These loans are also included in the “pass” classification.

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

The following table presents the loan portfolio segregated by class of loans and the risk category of term loans by vintage year, which is the year of origination or most recent renewal, as of December 31, 2023. Those loans with a risk grade of 1, 2, 3, 4 and 5 have been combined in the pass column for presentation purposes. There were no loans with a risk rating of "doubtful" or "loss" at December 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolvers	Revolvers converted to term loans	Total
December 31, 2023
Construction, land & land development
Risk rating
Pass	$112,587	$91,981	$27,332	$5,654	$1,000	$5,765	$605	$31	$244,955
Special Mention	792	—	25	—	—	29	282	—	1,128
Substandard	—	888	4	—	20	151	—	—	1,063
Total Construction, land & land development	113,379	92,869	27,361	5,654	1,020	5,945	887	31	247,146

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate
Risk rating
Pass	61,816	341,656	204,145	88,629	79,123	145,374	24,158	2,031	946,932
Special Mention	75	3,251	766	2,113	5,733	4,694	545	48	17,225
Substandard	2,303	2,615	211	—	486	4,395	208	—	10,218
Total Other commercial real estate	64,194	347,522	205,122	90,742	85,342	154,463	24,911	2,079	974,375

Current period gross write offs	—	—	69	—	—	—	—	—	69

Residential real estate
Risk rating
Pass	78,088	116,704	50,986	21,892	8,510	43,038	22,642	100	341,960
Special Mention	856	466	10	50	679	4,687	424	—	7,172
Substandard	—	1,169	384	296	272	4,735	246	—	7,102
Total Residential real estate	78,944	118,339	51,380	22,238	9,461	52,460	23,312	100	356,234

Current period gross write offs	253	492	26	—	—	—	—	—	771

Commercial, financial & agricultural
Risk rating
Pass	66,820	51,439	21,673	12,489	4,734	14,002	58,607	306	230,070
Special Mention	4,186	894	376	745	188	40	974	—	7,403
Substandard	164	1,872	1,979	190	25	165	866	22	5,283
Total Commercial, financial & agricultural	71,170	54,205	24,028	13,424	4,947	14,207	60,447	328	242,756

Current period gross write offs	150	168	408	200	9	134	—	—	1,069

Consumer and other
Risk rating
Pass	53,117	4,021	2,004	1,240	925	908	462	1	62,678
Special Mention	79	42	38	12	25	1	—	—	197
Substandard	43	20	3	5	4	9	—	—	84
Total Consumer and other	53,239	4,083	2,045	1,257	954	918	462	1	62,959

Current period gross write offs	9	12	10	2	—	2	—	—	35

Total Loans
Risk rating
Pass	372,428	605,801	306,140	129,904	94,292	209,087	106,474	2,469	1,826,595
Special Mention	5,988	4,653	1,215	2,920	6,625	9,451	2,225	48	33,125
Substandard	2,510	6,564	2,581	491	807	9,455	1,320	22	23,750
Total Loans	$380,926	$617,018	$309,936	$133,315	$101,724	$227,993	$110,019	$2,539	$1,883,470

Total current period gross write offs	$412	$672	$513	$202	$9	$136	$—	$—	$1,944

The following table presents the loan portfolio by credit quality indicator (risk grade) as of December 31, 2022. Those loans with a risk grade of 1, 2, 3, 4, and 5 have been combined in the pass column for presentation purposes. There were no loans with a risk rating of “doubtful” or “loss” at December 31, 2022.

(dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
December 31, 2022
Construction, land & land development	$228,494	$290	$651	$229,435
Other commercial real estate	951,126	17,562	6,759	975,447
Total commercial real estate	1,179,620	17,852	7,410	1,204,882
Residential real estate	277,930	6,574	5,550	290,054
Commercial, financial & agricultural	220,908	885	2,130	223,923
Consumer and other	18,157	54	36	18,247
Total loans	$1,696,615	$25,365	$15,126	$1,737,106

A loan’s risk grade is assigned at the inception of the loan and is based on the financial strength of the borrower and the type of collateral. Loan risk grades are subject to reassessment at various times throughout the year as part of the Company’s ongoing loan review process. Loans with an assigned risk grade of 7 or worse and an outstanding balance of $500,000 or more are reassessed on a quarterly basis. During this reassessment process individual reserves may be identified and placed against certain loans which are not considered impaired. In assessing the overall economic condition of the markets in which it operates, the Company monitors the unemployment rates for its major service areas. The unemployment rates are reviewed on a quarterly basis as part of the allowance for credit loss determination.

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

Loans are classified as collateral-dependent when the borrower is experiencing financial difficulty, and we expect repayment to be provided substantially through the operation or sale of collateral. Our commercial loans have collateral that is comprised of real estate and business assets. Our consumer loans have collateral that is substantially comprised of residential real estate.

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of December 31, 2023 and 2022.

	Accruing Loans
(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
December 31, 2023
Construction, land & land development	$812	$—	$812	$85	$246,249	$247,146
Other commercial real estate	1,796	—	1,796	4,219	968,360	974,375
Total commercial real estate	2,608	—	2,608	4,304	1,214,609	1,221,521
Residential real estate	2,503	350	2,853	3,561	349,820	356,234
Commercial, financial & agricultural	775	—	775	1,956	240,025	242,756
Consumer and other	183	20	203	18	62,738	62,959
Total loans	$6,069	$370	$6,439	$9,839	$1,867,192	$1,883,470

	Accruing Loans
(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
December 31, 2022
Construction, land & land development	$—	$—	$—	$149	$229,286	$229,435
Other commercial real estate	395	—	395	1,509	973,543	975,447
Total commercial real estate	395	—	395	1,658	1,202,829	1,204,882
Residential real estate	882	—	882	2,686	286,486	290,054
Commercial, financial & agricultural	476	—	476	1,341	222,106	223,923
Consumer and other	40	—	40	21	18,186	18,247
Total loans	$1,793	$—	$1,793	$5,706	$1,729,607	$1,737,106

The following table is a summary of the Company's nonaccrual loans by major categories for the periods indicated.

	December 31, 2023				December 31, 2022
(dollars in thousands)	Nonaccrual Loans with No Related ACL		Nonaccrual Loans with a Related ACL	Total Nonaccrual Loans	Nonaccrual Loans
December 31, 2023
Construction, land & land development	$27		$58	$85	$149
Other commercial real estate	2,806		1,413	4,219	1,509
Total commercial real estate	2,833	2,833	1,471	4,304	1,658
Residential real estate	725		2,836	3,561	2,686
Commercial, financial & agricultural	—		1,956	1,956	1,341
Consumer and other	—		18	18	21
Total loans	$3,558		$6,281	$9,839	$5,706

As of December 31, 2023, loans secured by 1-4 family residential properties that were in the process of foreclosure were $1.0 million and are included in the total nonaccrual loan balance above. As of December 31, 2022, there were no loans in process of foreclosure.

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
Purchase credit impaired
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
Interest income recorded on impaired loans during the year ended December 31, 2023 was $430,000, and reflects interest income recorded on nonaccrual loans prior to them being placed on nonaccrual status. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $3.1 million for the year ended December 31, 2023.
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

The following table presents loans modified due to a financial difficulty under the above terms during the year ended December 31, 2023

	Loans modified due to financial difficulty
(dollars in thousands)	Term Extension	Term Extension and Payment Delay	Total*

Residential real estate	$12	$—	$12
Commercial, financial & agricultural	—	10	10
Total Loans	$12	$10	$22
*less than .01% of total class of receivable
.

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

As discussed in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, once a loan was identified as a TDR, it was accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that had a troubled debt restructured loan as of December 31, 2022. Loans modified in a TDR were considered to be in default once the loan became 90 days past due. A TDR ceased being classified as impaired if the loan was subsequently modified at market terms and, had performed according to the modified terms for at least six months, and there had not been any prior principal forgiveness on a cumulative basis.

The Company had no loans that subsequently defaulted during the years ended December 31, 2023 and December 31, 2022.

NOTE 4. ALLOWANCE FOR CREDIT LOSSES

As previously mentioned in Note 1, since the adoption of ASC 326 on January 1, 2023, the ACL for loans represents management's estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet. The following table presents the balance sheet activity in the ACL by portfolio segment for loans, using the CECL methodology for the year ended December 31, 2023.

	CECL
(dollars in thousands)	Balance, December 31, 2022	Adoption of ASU 2016-13	Charge-offs	Recoveries	Provision for credit losses on loans	Balance, December 31, 2023
Year ended December 31, 2023
Construction, land & land development	$1,959	$148	$—	$10	$87	$2,204
Other commercial real estate	8,886	(630)	(69)	42	(1,165)	7,064
Total commercial real estate	10,845	(482)	(69)	52	(1,078)	9,268
Residential real estate	2,354	1,053	(771)	79	2,390	5,105
Commercial, financial & agricultural	2,709	(690)	(1,069)	201	959	2,110
Consumer and other	220	66	(35)	22	1,615	1,888
Total allowance for credit losses on loans	$16,128	$(53)	$(1,944)	$354	$3,886	$18,371

Colony used a one-year reasonable and supportable forecast period. The changes in loss rates used as the basis for the estimate of credit losses during this period were modeled using historical data from peer banks and macroeconomic forecast data obtained from a third party vendor, which were then applied to Colony's recent default experience as a starting point. As of December 31, 2023, the Company expects that the markets in which it operates will experience stable economic and unemployment conditions with the trend of delinquencies returning to more normalized levels, over the next two years. Management adjusted the historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio.

The following table details activity in the allowance for loan losses, segregated by class of loans, using the incurred loss methodology for the year ended December 31, 2022. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

	Incurred Loss
(dollars in thousands)	Balance, December 31, 2021	Charge-offs	Recoveries	Provision	Balance, December 31, 2022
Year ended December 31, 2022
Construction, land & land development	$1,127	$—	$25	$807	$1,959
Other commercial real estate	7,691	(58)	85	1,168	8,886
Total commercial real estate	8,818	(58)	110	1,975	10,845
Residential real estate	1,805	(48)	50	547	2,354
Commercial, financial & agricultural	1,083	(314)	139	1,801	2,709
Consumer and other	1,204	(60)	29	(953)	220
Total allowance for loan losses	$12,910	$(480)	$328	$3,370	$16,128

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

The Company determines its individual reserves during its quarterly review of substandard loans. This process involves reviewing all loans with a risk grade of 7 or greater and an outstanding balance of $500,000 or more, regardless of the loans impairment classification.

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

The following table presents the balance and activity in the allowance for credit losses for unfunded commitments for the year ended December 31, 2023.

(dollars in thousands)	Total Allowance for Credit Losses-Unfunded Commitments
Year Ended
Balance, December 31, 2022	$—
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	1,661
Change in unfunded commitments	(286)
Balance, December 31, 2023	$1,375

NOTE 5. PREMISES AND EQUIPMENT

Premises and equipment are comprised of the following as of December 31:

(dollars in thousands)	2023	2022
Land	$11,559	$12,944
Building	38,567	37,718
Furniture, fixtures and equipment	20,670	19,524
Leasehold improvements	1,384	1,099
Construction in progress	182	942
Total cost	72,362	72,227
Accumulated depreciation	(32,492)	(30,621)
Total premises and equipment	$39,870	$41,606

Depreciation charged to operations totaled $2.4 million in 2023 and $2.7 million in 2022. Construction in progress consists of building and land improvements to five of the Company's bank branches and equipment improvements at three of the Company's bank branches. Costs to complete these projects is expected not to exceed $72,000.

 NOTE 6. OTHER REAL ESTATE OWNED

The following is a summary of the activity in other real estate owned during the years ended December 31, 2023 and 2022:

(dollars in thousands)	2023	2022
Balance, Beginning of year	$651	$281
Loans transferred to other real estate	482	—
Sales proceeds	(3,477)	(35)
Transfer from premises and equipment	2,601	405
Net gain on sale	191	—
Ending balance	$448	$651

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

The following is an analysis of the core deposit intangible activity for the years ended December 31:

	2023		2022
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Core deposit intangible	$7,685	$5,211	$7,685	$3,965
Customer relationship intangible	2,250	532	2,250	306
Total	9,935	5,743	9,935	4,271

Unamortizable intangible assets:
Goodwill	$48,923		$48,923

Amortization expense related to the intangible assets was $1.5 million and $1.7 million at December 31, 2023 and 2022, respectively. The estimated future amortization expense for intangible assets remaining as of December 31, 2023 is as follows:

(dollars in thousands)	Amount
2024	$1,217
2025	962
2026	658
2027	453
Thereafter	902
Total	$4,192

NOTE 8. INCOME TAXES

The income tax expense in the consolidated statements of income for the years ended December 31, 2023 and 2022 are as follows:

(dollars in thousands)	2023	2022
Current federal expense	$5,837	$2,855
Deferred federal expense	(430)	782
Federal income tax expense	5,407	3,637
Current state expense	115	(474)
Deferred state expense	(56)	147
State income tax expense	59	(327)
Provision for income taxes	$5,466	$3,310

The Company's income tax expense differs from amounts computed by applying the federal statutory rates to income before income taxes. A reconciliation of the differences for the years ended December 31, 2023 and 2022 is as follows:

(dollars in thousands)	2023	2022
Tax at federal income tax rate	$5,715	$4,799
Change resulting from:
State taxes	47	(258)
Tax-exempt interest	(238)	(541)
Income in cash value of bank owned life insurance	(293)	(329)
Tax-exempt insurance premiums	(192)	(248)
Other	427	(113)
Provision for income taxes	$5,466	$3,310

The components of deferred income taxes for the years ended December 31, 2023 and 2022 are as follows:

(dollars in thousands)	2023	2022
Deferred Tax Assets
Allowance for credit losses	$4,675	$4,108
Lease liability	465	483
Net operating loss carryforwards	2,223	3,160
Tax credit carryforwards	469	501
Deferred compensation	278	282
Unrealized loss on securities available for sale	18,903	22,703
Restricted stock	251	308
Investment in partnerships	186	195
Unrealized loss on hedging investments	111	—
Nonaccrual interest	521	50
Allowance for unfunded commitments	350	—
Other	113	—
Gross deferred tax assets	28,545	31,790

Deferred Tax Liabilities
Premises and equipment	559	707
Right of use lease asset	402	467
Purchase accounting adjustments	1,831	1,779
Core deposit intangible	348	638
Gross deferred tax liabilities	3,140	3,591
Net deferred tax assets	$25,405	$28,199

NOTE 9. DEPOSITS

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $662,000 and $612,000 as of December 31, 2023 and 2022, respectively.

Components of interest-bearing deposits as of December 31 are as follows:

(dollars in thousands)	2023	2022
Interest-bearing demand	$759,299	$831,152
Savings and money market deposits	660,311	617,135
Time, $250,000 and over	167,680	114,780
Other time	458,508	358,760
Total interest-bearing deposits	$2,045,798	$1,921,827

We had $93.6 million and $50.8 million in brokered deposits at December 31, 2023 and 2022, respectively. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors, and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the FHLB.

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $250,000 was $167.7 million and $114.8 million as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, the scheduled maturities of certificates of deposit are as follows:

(dollars in thousands)
Year Ending December 31	Amount

2024	$548,834
2025	60,154
2026	7,737
2027	4,964
2028	4,231
Thereafter	268
Total time deposits	$626,188

NOTE 10. DERIVATIVES

As part of its asset liability management activities, the Company may enter into interest rate swaps to help manage its interest rate risk position and mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company entered into two interest rate swaps during the second quarter of 2023, to hedge the variability of cash flows due to changes in the benchmark SOFR interest rate risk for its short-term funding over the term of these cash flow hedges.

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

The derivatives are recorded in other liabilities on the Company's balance sheet and has a value of $438,000 as of December 31, 2023.

Gains were recorded on the swap transactions, which totaled $349,000 for the year ended December 31, 2023, as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to swaps are reclassified to interest expense as interest payments are made on the Bank's variable rate liabilities.

The following table presents the amounts recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to the interest rate swaps for the year ended December 31, 2023.

(dollars in thousands)	Year ended December 31, 2023
Amount of loss recognized in OCI	$326
Amount of gain reclassified from OCI to interest expense	$349

NOTE 11. BORROWINGS

The following table presents information regarding the Company’s outstanding borrowings at December 31, 2023:

Description	Maturity Date	Amount	Interest Rate
(dollars in thousands)
FHLB Advances	December 22, 2027	$15,000	4.00%
FHLB Advances	January 28, 2028	20,000	3.87%
FHLB Advances	February 15, 2028	20,000	3.83%
FHLB Advances	April 5, 2028	25,000	3.69%
FHLB Advances	April 6, 2026	25,000	3.90%
FHLB Advances	September 30, 2024	20,000	5.57%
FHLB Advances	March 25, 2024	25,000	5.51%
FHLB Advances	March 26, 2024	25,000	5.51%
Subordinated notes	May 20, 2032	39,216	5.25%
Subordinated debentures	(1)	24,229	(1)
Total borrowings		$238,445
(1) See individual maturity dates and interest rates in table below.

The following table presents information regarding the Company’s outstanding borrowings at December 31, 2022:

Description	Maturity Date	Amount	Interest Rate
(dollars in thousands)
FHLB Advances	March 21, 2028	$5,000	2.67%
FHLB Advances	January 5, 2023	20,000	4.18%
FHLB Advances	January 9, 2023	20,000	4.15%
FHLB Advances	March 8, 2023	10,000	4.65%
FHLB Advances	January 17, 2023	20,000	4.15%
FHLB Advances	January 20, 2023	15,000	4.23%
FHLB Advances	December 22, 2027	15,000	4.00%
FHLB Advances	January 30, 2023	20,000	4.23%
FRB Discount Window	January 5, 2023	15,000	4.10%
Subordinated notes	May 20, 2032	39,123	5.25%
Subordinated debentures	(1)	24,229	(1)
Total borrowings		$203,352
(1) See individual maturity dates and interest rates in table below.

As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans, commercial loans, farmland loans, multifamily loans and HELOC loans, as well as U.S. Treasury and Agency securities. At December 31, 2023 and 2022, the lendable collateral value of those loans and securities pledged was $235.2 million and $150.0 million, respectively. At December 31, 2023, the Company had remaining credit availability from the FHLB of $596.2 million. At December 31, 2022, the Company had remaining credit availability from the FHLB of $574.9 million. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

At December 31, 2023 and 2022, the Company also has available federal funds lines of credit with various financial institutions totaling $64.5 million, of which there were none outstanding at December 31, 2023 and 2022.

The Company has the ability to borrow funds from the Federal Reserve Bank (FRB) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. The Company had borrowing capacity available under this arrangement, with none outstanding at December 31, 2023 and 2022. The Company could be required to pledge certain available-for-sale investment securities as collateral under this agreement.

The Company also has the ability to participate in the FRB Term Funding Program, a new form of one-year emergency funding, with an available line of $100.0 million. The Company would be required to purchase Treasury securities or other debt obligations. The Company has not utilized this source of funding as of December 31, 2023.

On May 20, 2022, the Company completed a private placement of $40.0 million in fixed-to-floating rate subordinated notes due 2032 (the “Notes”). The Notes will bear a fixed rate of 5.25% for the first five years and will reset quarterly thereafter to then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 265 basis points for the five year floating term. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after May 20, 2027, or at any time, in whole but not in part, upon certain other specified events. At December 31, 2023, $39.2 million of the Notes, net of debt issuance costs were outstanding. The notes are recorded as other borrowings on the consolidated balance sheets and, subject to certain limitations, qualify as Tier 2 Capital for regulatory capital purposes.

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

The Company is not in default of any outstanding Trust Preferred Securities as of December 31, 2023.

The following table presents the information regarding the Company's subordinated debentures at December 31, 2023 and 2022. All subordinated debentures are at benchmark rates based on SOFR at December 31, 2023.

Description	Date	Amount	Added Points	Maturity	5-Year Call Option
(dollars in thousands)
Colony Bankcorp Statutory Trust III	June 16, 2004	$4,640	2.68%	June 17, 2034	June 17, 2009
Colony Bankcorp Capital Trust I	April 13, 2006	5,155	1.50%	June 30, 2036	April 13, 2011
Colony Bankcorp Capital Trust II	March 12, 2007	9,279	1.65%	March 30, 2037	March 12, 2012
Colony Bankcorp Capital Trust III	September 14, 2007	5,155	1.40%	October 30, 2037	September 14, 2012

The Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets and, subject to certain limitations, qualify as Tier 1 Capital for regulatory capital purposes. The proceeds from these offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the Bank subsidiary. The Trust Preferred Securities pay interest quarterly.

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

(dollars in thousands)	Classification	December 31, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	Other assets	$1,579	$1,834

Liabilities
Operating lease liabilities	Other liabilities	$1,829	$1,895

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments and lease incentive payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.

For the year ended December 31, 2023 and 2022, operating lease cost was $626,000 and $615,000, respectively.

As of December 31, 2023, the weighted average remaining lease term was 3.89 years and the weighted average discount rate was 4.31%.

The following table represents the future maturities of the Company’s operating lease liabilities and other lease information.

(dollars in thousands)
Year	Lease Liability
2024	$642
2025	596
2026	360
2027	297
2028	72
Total Lease Payments	$1,967
Less: Interest	(138)
Present Value of Lease Liabilities	$1,829

Supplemental Lease Information: (dollars in thousands)	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$645	$549
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	500	1,750

NOTE 13. COMPENSATION PLANS

The Company offers a defined contribution 401(k) Profit Sharing Plan (the "Plan") which covers substantially all employees who meet certain age and service requirements. The Plan allows employees to make voluntary pre-tax salary deferrals to the Plan. The Company, at its discretion, may elect to make an annual contribution to the Plan equal to a percentage of each participating employee’s salary. Such discretionary contributions must be approved by the Company’s board of directors. Employees are fully vested in the Company contributions after six years of service. In 2023 and 2022, the Company made total contributions of $1.9 million and $1.9 million to the Plan, respectively.

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

Liabilities accrued under the plans totaled $1.1 million and $1.1 million as of December 31, 2023 and 2022, respectively. Benefits accrued monthly under the contracts totaled $32,000 in 2023 and $39,000 in 2022. Payments were $140,000 in 2023 and $151,000 in 2022.

The Company has purchased life insurance policies on the plans’ participants and uses the cash flow from these policies to partially fund the plan. There was no fee income recognized in 2023 and 2022.

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

The following table presents the outstanding balance for restricted stock awards as of December 31, 2023 and 2022.

	Quantity	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	187,300	$17.93
Granted	139,720	16.11
Vested	(71,154)	17.93
Forfeited	(9,000)	17.36
Outstanding at December 31, 2022	246,866	16.92
Granted	55,210	9.67
Vested	(103,224)	17.12
Forfeited	(22,859)	16.29
Outstanding at December 31, 2023	175,993	14.67

Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period. Compensation expense recognized for the years ended December 31, 2023 and 2022 was $1.7 million and $1.7 million, respectively. Total compensation expense unrecognized for the restricted shares granted for the year ended December 31, 2023 was $1.6 million, which is expected to be recognized over a weighted average period of 1.4 years.

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

At December 31, 2023 and 2022, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2023	2022
(dollars in thousands)
Commitments to extend credit	$362,878	$379,997
Standby letters of credit	5,656	3,333

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

(dollars in thousands)	2023	2022
Balance, Beginning	$3,443	$7,732
New loans	4,095	1,182
Repayments	(1,146)	(5,471)
Transactions due to changes in directors	(285)	—
Balance, Ending	$6,107	$3,443

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

Other investments, at cost - The fair value of other bank stock approximates carrying value and is classified as Level 2. Fair values for investment funds are based on quoted market prices where available and classified as Level 1. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments and classified as Level 2. If a comparable is not available, the investment securities are classified as Level 3.

Loans held for sale – The fair value of loans held for sale is determined on outstanding commitments from third party investors in the secondary markets and is classified within Level 2 of the valuation hierarchy.

Loans, net - The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value. Loans are classified as Level 3.

Derivative instruments - The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swaps are classified as Level 2.

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

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments are as follows:

	Carrying	Estimated	Level
(dollars in thousands)	Amount	Fair Value	1	2	3
December 31, 2023
Assets
Cash and short-term investments	$83,322	$83,322	$83,322	$—	$—
Investment securities available for sale	407,382	407,382	—	396,568	10,814
Investment securities held to maturity	449,031	405,576	—	405,576	—
Other investments	16,868	16,868	—	16,868	—
Loans held for sale	27,958	27,958	—	27,958	—
Loans, net	1,865,099	1,699,870	—	—	1,699,870

Liabilities
Deposits	2,544,790	2,538,477	—	2,538,477	—
Federal Home Loan Bank advances	175,000	176,022	—	176,022	—
Other borrowed money	63,445	51,056	—	51,056	—
Derivative instruments	438	438	—	438	—

December 31, 2022
Assets
Cash and short-term investments	$80,678	$80,678	$80,678	$—	$—
Investment securities available for sale	432,553	432,553	—	416,957	15,596
Investment securities held to maturity	465,858	411,264		411,264	—
Other investments, at cost	13,793	13,793	—	13,003	790
Loans held for sale	17,743	17,743	—	17,743	—
Loans, net	1,720,978	1,469,707	—	—	1,469,707

Liabilities
Deposits	2,490,997	2,489,481	—	2,489,481	—
Federal Home Loan Bank advances	125,000	125,163	—	125,163	—
Other borrowed money	78,352	69,930	—	69,930	—

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

Collateral Dependent Impaired Loans - Impaired loans are those loans which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Other Real Estate Owned - Other real estate owned assets are adjusted to fair value less estimated selling costs upon transfer of the loans to other real estate owned. Typically, an external, third-party appraisal is performed on the collateral upon transfer into the other real estate owned account to determine the asset’s fair value. Subsequent adjustments to the collateral’s value may be based upon either updated third-party appraisals or management’s knowledge of the collateral and the current real estate market conditions. Appraised amounts used in determining the asset’s fair value, whether internally or externally prepared, are discounted 10 percent to account for selling and marketing costs. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a level 3 classification of the inputs for determining fair value. Because of the high degree of judgment required in estimating the fair value of other real estate owned assets and because of the relationship between fair value and general economic conditions, we consider the fair value of other real estate owned assets to be highly sensitive to changes in market conditions.

Assets Measured at Fair Value on a Recurring and Nonrecurring Basis - The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2023 and 2022, aggregated by the level in the fair value hierarchy within which those measurements fall. The table below includes collateral dependent loans and other real estate properties at December 31, 2023 and 2022. Those collateral dependent loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Nonrecurring
Collateral dependent loans	$1,410	$—	$—	$1,410
Other real estate	448	—	—	448

December 31, 2022
Nonrecurring
Collateral dependent loans	$521	$—	$—	$521
Other real estate	651	—	—	651

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at December 31, 2023 and 2022. These tables are comprised primarily of collateral dependent impaired loans and other real estate owned:

(dollars in thousands)	December 31, 2023	Valuation Techniques	Unobservable Inputs	Range Weighted Avg

Collateral dependent loans	$1,410	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	25%	-	50%

Other Real Estate	$448	Appraised Value/ Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	0%	-	20%

(dollars in thousands)	December 31, 2022	Valuation Techniques	Unobservable Inputs	Range Weighted Avg

Collateral dependent loans	$521	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	25%	-	50%

Other Real Estate	$651	Appraised Value/ Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	0%	-	20%

The following tables present quantitative information about recurring level 3 fair value measurements as of December 31, 2023 and 2022.

	December 31, 2023
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Available for sale securities	$10,814	Discounted Cash Flow	Discount Rate or Yield	N/A*

	December 31, 2022
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Available for sale securities	$15,596	Discounted Cash Flow	Discount Rate or Yield	N/A*
Other investments	$790	Discounted Cash Flow	Discount Rate or Yield	N/A*

* The Company relies on a third-party pricing service to value its securities. The details of the unobservable inputs and other adjustments used by the third-party pricing service were not readily available to the Company.

The following table presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the year ended December 31, 2023 and 2022:

	Available for sale securities		Other Investments
(dollars in thousands)	2023	2022	2023	2022
Beginning balance	$15,596	$—	$790	$4,255
Additions	—	—	—	—
Redemptions	(2,733)	—	(800)	(3,306)
Total unrealized/realized gains (losses) included in earnings	(270)	—	10	(159)
Transfers between levels	(1,779)	15,596	—	—
Ending balance	$10,814	$15,596	$—	$790

The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were $1.8 million in transfers between levels for the period ended December 31, 2023 and $15.6 million in transfers for the period ended December 31, 2022.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2023, the interim final Basel III rules (Basel III) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk weighted assets. These amounts and ratios as defined in regulations are presented hereafter. Management believes, as of December 31, 2023, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The Basel III rules also require the Company to maintain a capital conservation buffer comprised of common equity Tier 1 capital. The capital conservation buffer is 2.5 percent of risk-weighted assets.

The following table summarizes regulatory capital information as of December 31, 2023 and December 31, 2022 on a consolidated basis and for the subsidiary, as defined. Regulatory capital ratios for December 31, 2023 and 2022 were calculated in accordance with the Basel III rules.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023

Total Capital to Risk-Weighted Assets
Consolidated	$337,159	15.47%	$174,355	8.00%	$217,944	10.00%
Colony Bank	300,497	13.85	173,572	8.00	216,965	10.00

Tier I Capital to Risk-Weighted Assets
Consolidated	278,196	12.77	130,711	6.00	174,281	8.00
Colony Bank	280,751	12.94	130,178	6.00	173,571	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	253,967	11.66	98,015	4.50	141,577	6.50
Colony Bank	280,751	12.94	97,634	4.50	141,026	6.50

Tier I Capital to Average Assets
Consolidated	278,196	9.17	121,350	4.00	151,688	5.00
Colony Bank	280,751	9.28	121,013	4.00	151,267	5.00

As of December 31, 2022

Total Capital to Risk-Weighted Assets
Consolidated	$318,250	15.11%	$168,498	8.00%	N/A	N/A
Colony Bank	272,812	12.99	168,014	8.00	$210,017	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	262,999	12.49	126,341	6.00	N/A	N/A
Colony Bank	256,684	12.22	126,031	6.00	168,042	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	238,770	11.34	94,750	4.50	N/A	N/A
Colony Bank	256,684	12.22	94,524	4.50	136,534	6.50

Tier I Capital to Average Assets
Consolidated	262,999	9.17	114,721	4.00	N/A	N/A
Colony Bank	256,684	8.97	114,463	4.00	143,079	5.00

NOTE 18. FINANCIAL INFORMATION OF COLONY BANKCORP, INC. (PARENT ONLY)

The parent company’s balance sheets as of December 31, 2023 and 2022 and the related statements of operations and comprehensive income (loss) and cash flows for each of the years in the two-year period then ended are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)
BALANCE SHEETS
DECEMBER 31
(DOLLARS IN THOUSANDS)

	2023	2022
ASSETS

Cash	$29,057	$40,361
Investment in subsidiaries	283,968	249,868
Other	6,413	5,115
Total Assets	$319,438	$295,344

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Other	$1,058	$1,724
Subordinated notes	39,216	39,123
Subordinated debentures	24,229	24,229
Total Liabilities	64,503	65,076

Stockholders’ Equity
Common stock, par value $1.00; 50,000,000 shares authorized, 17,564,182 and 17,598,123 shares issued and outstanding as of December 31, 2023 and 2022, respectively	17,564	17,598
Paid-in capital	168,614	167,537
Retained earnings	124,400	111,573
Accumulated other comprehensive loss, net of tax	(55,643)	(66,440)
Total Stockholder’s Equity	254,935	230,268
Total Liabilities and Stockholders’ Equity	$319,438	$295,344

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS)

	2023	2022
Income
Interest on deposits with banks	$3	$—
Dividends from subsidiaries	1,055	10,295
Other	138	22
Total income	1,196	10,317

Expenses
Interest	3,920	2,299
Salaries and employee benefits	457	457
Other	254	450
Total expenses	4,631	3,206

Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	(3,435)	7,111

Income tax benefit	(680)	(914)

Income (loss) before equity in undistributed earnings of subsidiaries	(2,755)	8,025

Equity in undistributed earnings of subsidiaries	24,502	11,517

Net income	$21,747	$19,542

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,747	$19,542
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,701	1,743
Equity in undistributed earnings of subsidiaries	(24,502)	(11,517)
Amortization of debt issuance costs	93	55
Change in deferred taxes	—	(2,125)
Change in interest payable	14	45
Other	(1,977)	215
Net cash (used in) provided by operating activities	(2,924)	7,958

CASH FLOWS FROM INVESTING ACTIVITIES
Capital injection into Bank subsidiary	—	(53,000)
Net cash used in investing activities	—	(53,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in other borrowed money	—	26,560
Issuance of common stock	—	59,468
Cash paid for tax withholding related to vesting of restricted stock	(252)	(231)
Repurchase of shares	(406)	(540)
Dividends paid on common stock	(7,722)	(7,158)
Net cash (used in) provided by financing activities	(8,380)	78,099

Net increase (decrease) in cash and cash equivalents	(11,304)	33,057
Cash and cash equivalents at beginning of period	40,361	7,304
Cash and cash equivalents at end of period	$29,057	$40,361

NOTE 19. EARNINGS PER SHARE

The following table presents earnings per share for the years ended December 31, 2023 and 2022:

	2023	2022
(dollars in thousands, except per share amounts)
Numerator
Net income available to common stockholders	$21,747	$19,542

Denominator
Weighted average number of common shares outstanding for basic earnings per common share	17,578,294	17,191,079
Weighted average number of common shares outstanding for diluted earnings per common share	17,578,294	17,191,079

Earnings per share - basic	$1.24	$1.14
Earnings per share - diluted	$1.24	$1.14

NOTE 20. SEGMENT INFORMATION

The Company’s operating segments include banking, mortgage banking and small business specialty lending division. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. The Small Business Specialty Lending Division segment derives its revenue from the origination, sales and servicing of Small Business Administration loans and other government guaranteed loans. Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. The following tables present information reported internally for performance assessment as of December 31, 2023 and 2022:

	December 31, 2023
(dollars in thousands)	Bank	Mortgage	Small Business Specialty Lending Division	Totals

Net Interest Income	$75,464	$109	$2,671	$78,244
Provision for Loan Losses	2,225	—	1,375	3,600
Noninterest Income	22,576	6,223	6,835	35,634
Noninterest Expenses	68,734	6,926	7,405	83,065
Income Taxes	5,454	(117)	129	5,466
Net income/(loss)	$21,627	$(477)	$597	$21,747

Total assets	$2,956,121	$7,890	$89,411	$3,053,422

Full Time Employees	378	42	33	453

	December 31, 2022
(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals

Net Interest Income	$79,240	$102	$1,330	$80,672
Provision for Loan Losses	3,370	—	—	3,370
Noninterest Income	18,035	9,630	7,360	35,025
Noninterest Expenses	72,781	9,735	6,959	89,475
Income Taxes	3,010	98	202	3,310
Net income/(loss)	$18,114	$(101)	$1,529	$19,542

Total assets	$2,857,893	$18,221	$60,456	$2,936,570

Full Time Employees	427	65	30	522
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

During the year ended December 31, 2023, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 is included in Part II, Item 8 of this Report under the heading “Management’s Report on Internal Control Over Financial Reporting.”
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

Item 9B

Other Information

During the fourth quarter of 2023, none of our other executive officers or directors adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C

Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

The Independent Registered Public Accounting Firm is Mauldin & Jenkins, LLC (Public Company Accounting Oversight Board Firm ID 669) located in Albany, Georgia for the years ended December 31, 2023 and 2022.

Item 15

Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this report:

(1)	The consolidated financial statements of Colony Bankcorp, Inc. and subsidiaries are filed as part of this report.
Report of Independent Registered Accounting Firm
Consolidated Balance Sheets - December 31, 2023 and 2022
Consolidated Statements of Income – Years ended December 31, 2023 and 2022
Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2023 and 2022
Consolidated Statements of Changes in |Stockholders’ Equity– Years ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows –Years ended December 31, 2023 and 2022
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
10.8	Separation and Release Agreement, Dated January 25, 2023, Between Colony Bank and Andrew Borrmann†
-filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on January 26, 2023 and incorporated herein by reference.
10.9	Employment Agreement, dated as of September 9, 2022, between Colony Bankcorp, Inc. and Max Edward Hoyle†
-filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-12436), filed with the Commission on November 10, 2022 and incorporated herein by reference.
10.10	Employment Agreement, dated as of September 9, 2022, between Colony Bankcorp, Inc. and R. Dallis Copeland, Jr.†
-filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-12436), filed with the Commission on November 10, 2022 and incorporated herein by reference.
10.11	Form of Note Purchase Agreement, dated as of May 20, 2022, by and among Colony Bankcorp, Inc. and the purchasers named therein.
- filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-12436), filed with the Commission on May 23, 2022 and incorporated herein by reference.
10.12	Employment Agreement dated as of January 24, 2024 between Colony Bankcorp, Inc. and Derek Shelnutt†
21	Subsidiaries of the Company
23.1	Consent of Mauldin & Jenkins, LLC
31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Colony Bankcorp, Inc. Compensation Recovery Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.PRE	XBRL Label Linkbase Document
101.LAB	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and included in Exhibit 101)

†     Represents a management contract or a compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Colony Bankcorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

COLONY BANKCORP, INC.

/s/ T. Heath Fountain
T. Heath Fountain Chief Executive Officer and Director (Principal Executive Officer)

March 14, 2024
Date

/s/ Derek Shelnutt
Derek Shelnutt Executive Vice President and Chief Financial Officer (Principal Financial Officer)

March 14, 2024
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ T. Heath Fountain	March 14, 2024
T. Heath Fountain, /Director/Chief Executive Officer	Date

/s/ Mark H. Massee	March 14, 2024
Mark H. Massee, Director	Date

/s/ Jonathan W. R. Ross	March 14, 2024
Jonathan W. R. Ross, Director	Date

/s/ Meagan M. Mowry	March 14, 2024
Meagan M. Mowry, Director	Date

/s/ Scott Lowell Downing	March 14, 2024
Scott Lowell Downing, Director	Date

/s/ Matthew D. Reed	March 14, 2024
Matthew D. Reed, Director	Date

/s/ Edward P. Loomis	March 14, 2024
Edward P. Loomis, Director	Date

/s/ Brian D. Schmitt	March 14, 2024
Brian Schmitt, Director	Date

/s/ Harold W. Wyatt, III	March 14, 2024
Harold W. Wyatt, III, Director	Date

/s/ Audrey D. Hollingsworth	March 14, 2024
Audrey D. Hollingsworth, Director	Date