Form 10-Q
period 2024-03-31
COLONY BANKCORP INC
filed 2024-05-09
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with the new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 8, 2024, the registrant had 17,558,611 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$22,914	$25,339
Federal funds sold and interest-bearing deposits in banks	71,755	57,983
Cash and cash equivalents	94,669	83,322
Investment securities available for sale, at fair value (amortized cost $431,138 and $455,294, respectively)	382,953	407,382
Investment securities held to maturity, at amortized cost (fair value $398,852 and $405,576, respectively)	447,157	449,031
Other investments	16,034	16,868
Loans held for sale	31,102	27,958
Loans, net of unearned income	1,859,018	1,883,470
Allowance for credit losses	(18,657)	(18,371)
Loans, net	1,840,361	1,865,099
Premises and equipment	39,381	39,870
Other real estate owned	562	448
Goodwill	48,923	48,923
Other intangible assets	3,855	4,192
Bank-owned life insurance	56,765	56,925
Deferred income taxes, net	24,587	25,405
Other assets	29,160	27,999
Total assets	$3,015,509	$3,053,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$476,413	$498,992
Interest-bearing	2,046,335	2,045,798
Total deposits	2,522,748	2,544,790
Federal Home Loan Bank advances	155,000	175,000
Other borrowings	62,969	63,445
Other liabilities	14,878	15,252
Total liabilities	$2,755,595	$2,798,487

Stockholders' equity:
Preferred stock, stated value $1,000; 10,000,000 shares authorized, none issued or outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, par value $1.00 per share; 50,000,000 shares authorized, 17,558,611 and 17,564,182 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$17,559	$17,564
Paid in capital	168,951	168,614
Retained earnings	127,758	124,400
Accumulated other comprehensive loss, net of tax	(54,354)	(55,643)
Total stockholders' equity	259,914	254,935
Total liabilities and stockholders' equity	$3,015,509	$3,053,422
See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended
(dollars in thousands, except per share data)	March 31, 2024	March 31, 2023
Interest income
Loans, including fees	$27,097	$22,153
Investment securities	5,520	5,860
Deposits with other banks and short term investments	693	357
Total interest income	33,310	28,370

Interest expense
Deposits	12,091	4,999
Federal funds purchased	—	88
Federal Home Loan Bank advances	1,572	1,626
Other borrowings	993	1,089
Total interest expense	14,656	7,802
Net interest income	18,654	20,568
Provision for credit losses	1,000	900
Net interest income after provision for credit losses	17,654	19,668

Noninterest income
Service charges on deposits	2,373	1,914
Mortgage fee income	1,249	1,183
Gain on sales of SBA loans	2,046	1,057
Loss on sales of securities	(555)	—
Interchange fees	2,028	2,068
BOLI Income	533	331
Insurance commissions	465	460
Other	1,348	646
Total noninterest income	9,487	7,659

Noninterest expense
Salaries and employee benefits	12,018	12,609
Occupancy and equipment	1,507	1,622
Information technology expenses	2,110	2,341
Professional fees	834	715
Advertising and public relations	960	993
Communications	226	294
Other	2,742	2,591
Total noninterest expense	20,397	21,165
Income before income taxes	6,744	6,162
Income taxes	1,411	1,119
Net income	$5,333	$5,043
Earnings per common share:
Basic	$0.30	$0.29
Diluted	0.30	0.29
Dividends declared per share	0.1125	0.1100
Weighted average common shares outstanding:
Basic	17,560,210	17,595,688
Diluted	17,560,210	17,595,688

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended
(dollars in thousands)	March 31, 2024	March 31, 2023
Net income	$5,333	$5,043
Other comprehensive income:
Net unrealized gains (losses) on securities arising during the period	(1,198)	1,520
Tax effect	255	(319)
Reclassification adjustment for amortization of unrealized holding losses from the transfer of securities from available for sale to held to maturity	1,523	6,348
Tax effect	(324)	(1,333)
Realized losses on sales of available for sale securities included in net income	555	—
Tax effect	(118)	—
Unrealized gains on derivative instruments designated as cash flow hedges	930	—
Tax effect	(198)	—
Realized gains on derivative instruments recognized in net income	(173)	—
Tax effect	37	—
Total other comprehensive income	1,289	6,216
Comprehensive income	$6,622	$11,259

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

(dollars in thousands, except per share data)	Common Stock
Three Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2023	17,564,182	$17,564	$168,614	$124,400	$(55,643)	$254,935
Other comprehensive income	—	—	—	—	1,289	1,289
Dividends on common shares ($0.1125 per share)	—	—	—	(1,975)	—	(1,975)
Issuance of restricted stock, net of forfeitures	(594)	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(4,977)	(5)	(61)	—	—	(66)
Stock-based compensation expense	—	—	398	—	—	398
Net income	—	—	—	5,333	—	5,333
Balance, March 31, 2024	17,558,611	$17,559	$168,951	$127,758	$(54,354)	$259,914

Balance, December 31, 2022	17,598,123	$17,598	$167,537	$111,573	$(66,440)	$230,268
Cumulative change in accounting principle for ASU 2016-13, net of tax (1)	—	—	—	(1,198)	—	(1,198)
Other comprehensive income	—	—	—	—	6,216	6,216
Dividends on common shares ($0.1100 per share)	—	—	—	(1,933)	—	(1,933)
Issuance of restricted stock, net of forfeitures	1,546	2	(2)	—	—	—
Tax withholding related to vesting of restricted stock	(5,790)	(6)	(67)	—	—	(73)
Stock-based compensation expense	—	—	454	—	—	454
Net income	—	—	—	5,043	—	5,043
Balance, March 31, 2023	17,593,879	$17,594	$167,922	$113,485	$(60,224)	$238,777
 (1) Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2016-13: CECL

See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
(dollars in thousands)	March 31, 2024	March 31, 2023
Operating Activities
Net income	$5,333	$5,043
Adjustments reconciling net income to net cash provided by operating activities:
Provision for credit losses	1,000	900
Depreciation, amortization, and accretion	2,002	2,233
Equity method investment loss	(35)	(88)
Share-based compensation expense	398	454
Net change in servicing asset	(240)	(219)
Loss on sales of securities, available-for-sale	555	—
Gain on sales of SBA loans	(2,046)	(1,057)
Gain on sales of other real estate owned	(131)	—
Gain on sales of premises & equipment	—	18
Originations of loans held for sale	(61,649)	(43,910)
Proceeds from sales of loans held for sale	60,551	49,087
Change in bank-owned life insurance	(540)	(344)
Deferred tax benefit	377	228
Change in other assets	(122)	(1,004)
Change in other liabilities	(424)	45
Net cash provided by operating activities	5,029	11,386
Investing Activities
Purchases of investment securities, available-for-sale	(2,275)	(3,518)
Proceeds from maturities, calls, and paydowns of investment securities, available-for-sale	16,834	7,924
Proceeds from sales of investment securities, available-for-sale	8,555	—
Proceeds from maturities, calls and paydowns of securities, held-to-maturity	2,509	2,575
Change in loans, net	23,343	(63,194)
Purchase of premises and equipment	(101)	(893)
Proceeds from sales of other real estate owned	467	—
Proceeds from bank-owned life insurance	700	—
Redemption of other investments	—	702
Redemption (purchase) of Federal Home Loan Bank Stock	869	(1,820)
Net cash provided by (used in) investing activities	50,901	(58,224)
Financing Activities
Change in noninterest-bearing customer deposits	(22,579)	(31,242)
Change in interest-bearing customer deposits	537	56,374
Dividends paid for common stock	(1,975)	(1,933)
Repayments on Federal Home Loan Bank Advances	(70,000)	(280,000)
Proceeds from Federal Home Loan Bank Advances	50,000	320,000
Repayments on other borrowings	—	(15,000)
Redemption of subordinated debt	(500)	—
Tax withholding related to vesting of restricted stock	(66)	(73)
Net cash provided by (used in) financing activities	(44,583)	48,126
Net increase in cash and cash equivalents	11,347	1,288
Cash and cash equivalents at beginning of period	83,322	80,678
Cash and cash equivalents at end of period	$94,669	$81,966

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)

	Three Months Ended
(dollars in thousands)	March 31, 2024	March 31, 2023
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$14,604	$6,734
Cash paid during the period for income taxes	2	3
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
The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("GAAP") utilized in the commercial banking industry for interim financial information and Regulation S-X. Accordingly, the accompanying unaudited interim consolidated financial statements do not include all of the information or notes required for complete financial statements.
The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results which may be expected for the year ending December 31, 2024. These statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).
Nature of Operations
The Bank provides a full range of retail, commercial and mortgage banking services as well as government guaranteed lending, consumer insurance, wealth management and merchant services for consumers and small- to medium-size businesses located primarily in north, central, south and coastal Georgia, Birmingham, Alabama and Tallahassee and the Florida Panhandle. The Bank is headquartered in Fitzgerald, Georgia with locations in the Georgia cities of Albany, Ashburn, Athens, Atlanta, Augusta, Broxton, Cedartown, Centerville, Chickamauga, Columbus, Cordele, Douglas, Eastman, Fayetteville, Fitzgerald, LaGrange, Leesburg, Macon, Manchester, Moultrie, Quitman, Rochelle, Rockmart, Savannah, Statesboro, Sylvester, Thomaston, Tifton, Valdosta and Warner Robins along with loan production offices in Birmingham, Alabama and Tallahassee, Florida. Lending and investing activities are funded primarily by deposits gathered through its retail banking office network.
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
Reclassifications
In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2024. Such reclassifications have not materially affected previously reported stockholders’ equity or net income.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Concentrations of Credit Risk
Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At March 31, 2024, approximately 84% of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Management continues to monitor these concentrations and has considered these concentrations in its allowance for credit loss analysis.
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
The ACL-loans are measured on a collective basis when similar risk characteristics exist. The Company has identified the following portfolio segments and calculates the ACL for each using a discounted cash flow methodology at the loan level, with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type:
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

Changes in Accounting Principles
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-04, Reference Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The updated guidance was originally effective for all entities from March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06 which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company has been diligent in responding to reference rate reform and does not anticipate a significant impact to its financial statements as a result.

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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(2) Investment Securities
The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)
March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. treasury securities	$2,296	$—	$(11)	$2,285
U.S. agency securities	4,433	—	(394)	4,039
Asset backed securities	21,526	14	(268)	21,272
State, county & municipal securities	123,045	—	(15,986)	107,059
Corporate debt securities	53,343	—	(6,535)	46,808
Mortgage-backed securities	226,495	158	(25,163)	201,490
Total	$431,138	$172	$(48,357)	$382,953

March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:
U.S. treasury securities	$93,728	$—	$(3,995)	$89,733
U.S. agency securities	16,250	—	(1,502)	14,748
State, county & municipal securities	136,816	175	(14,727)	122,264
Mortgage-backed securities	200,363	—	(28,256)	172,107
Total	$447,157	$175	$(48,480)	$398,852

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. treasury securities	$500	$—	$(2)	$498
U.S. agency securities	4,500	—	(361)	4,139
Asset backed securities	25,035	—	(405)	24,630
State, county & municipal securities	124,524	6	(15,494)	109,036
Corporate debt securities	53,834	16	(6,460)	47,390
Mortgage-backed securities	246,901	36	(25,248)	221,689
Total	$455,294	$58	$(47,970)	$407,382

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:
U.S. treasury securities	$93,306	$—	$(3,212)	$90,094
U.S. agency securities	16,282	—	(1,424)	14,858
State, county & municipal securities	136,685	356	(13,859)	123,182
Mortgage-backed securities	202,758	—	(25,316)	177,442
Total	$449,031	$356	$(43,811)	$405,576

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The Company elected to exclude accrued interest receivable from the amortized cost basis of available-for-sale and held-to-maturity securities disclosed throughout this note. As of March 31, 2024 and December 31, 2023, accrued interest receivable for available-for-sale and held-to-maturity securities totaled $2.1 million and $2.4 million, and $2.0 million and $1.9 million, respectively, and is included in the "Other assets" line item on the Company’s consolidated balance sheet.

The amortized cost and fair value of investment securities as of March 31, 2024, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,511	$2,500	$9,823	$9,679
Due after one year through five years	18,090	16,800	93,608	89,399
Due after five years through ten years	97,783	84,148	72,591	64,113
Due after ten years	86,259	78,015	70,772	63,554
	$204,643	$181,463	$246,794	$226,745

Mortgage-backed securities	226,495	201,490	200,363	172,107
	$431,138	$382,953	$447,157	$398,852
Proceeds from the sale of investment securities totaled $8.6 million for the three month period ended March 31, 2024 and resulted in gross realized losses of $555,000. The Company had no sales of investment securities for the three month period ended March 31, 2023.
Investment securities having a carrying value of approximately $341.8 million and $429.9 million were pledged to secure public deposits and for other purposes as of March 31, 2024 and December 31, 2023, respectively.
Information pertaining to available-for-sale securities with gross unrealized losses at March 31, 2024 and December 31, 2023 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2024
U.S. treasury securities	$2,285	$(11)	$—	$—	$2,285	$(11)
U.S. agency securities	—	—	4,039	(394)	4,039	(394)
Asset backed securities	4,285	(16)	13,107	(252)	17,392	(268)
State, county & municipal securities	1,570	(146)	105,239	(15,840)	106,809	(15,986)
Corporate debt securities	260	(140)	46,548	(6,395)	46,808	(6,535)
Mortgage-backed securities	—	—	193,006	(25,163)	193,006	(25,163)
	$8,400	$(313)	$361,939	$(48,044)	$370,339	$(48,357)

December 31, 2023
U.S. treasury securities	$—	$—	$498	$(2)	$498	$(2)
U.S. agency securities	—	—	4,139	(361)	4,139	(361)
Asset backed securities	6,196	(75)	17,424	(330)	23,620	(405)
State, county & municipal securities	1,033	(138)	107,443	(15,356)	108,476	(15,494)
Corporate debt securities	1,446	(105)	45,044	(6,355)	46,490	(6,460)
Mortgage-backed securities	5,921	(49)	212,876	(25,199)	218,797	(25,248)
	$14,596	$(367)	$387,424	$(47,603)	$402,020	$(47,970)
Information pertaining to held-to-maturity securities with gross unrealized losses at March 31, 2024 and December 31, 2023 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2024
U.S. treasury securities	$—	$—	$89,733	$(3,995)	$89,733	$(3,995)
U.S. agency securities	—	—	14,748	(1,502)	14,748	(1,502)
State, county & municipal securities	5,756	(41)	104,271	(14,686)	110,027	(14,727)
Mortgage-backed securities	—	—	172,107	(28,256)	172,107	(28,256)
	$5,756	$(41)	$380,859	$(48,439)	$386,615	$(48,480)

December 31, 2023
U.S. treasury securities	$—	$—	$90,094	$(3,212)	$90,094	$(3,212)
U.S. agency securities	—	—	14,858	(1,424)	14,858	(1,424)
State, county & municipal securities	1,461	(78)	103,500	(13,781)	104,961	(13,859)
Mortgage-backed securities	—	—	177,442	(25,316)	177,442	(25,316)
	$1,461	$(78)	$385,894	$(43,733)	$387,355	$(43,811)

Management evaluates available for sale securities in an unrealized loss position at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities in an unrealized loss position at March 31, 2024, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on management's review, the Company's available for sale securities have no expected credit losses and no related allowance for credit losses has been established.
The Company uses a systematic methodology to determine its ACL for debt securities held to maturity considering the effects of past events, current conditions, and reasonable and supportable forecasts on the collectibility of the portfolio. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held to maturity portfolio. The Company monitors the held to maturity portfolio on a quarterly basis to determine whether a valuation account would need to be recorded. Based on management's review, the Company's held to maturity securities have no expected credit losses and no related allowance for credit losses has been established.
At March 31, 2024, there were 261 available-for-sale securities and 150 held-to-maturity securities that had unrealized losses. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are due to reasons of credit quality.
The Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), as amended on January 1, 2023 which included evaluation of expected credit losses on debt securities. As part of the Company's calculated credit losses, the allowance for credit losses on investment securities was determined to be de minimis due to the high credit quality of the portfolio, which includes securities issued or guaranteed by the U.S. Treasury, U.S. Government agencies and high quality municipalities. Therefore, no allowance for credit losses was recorded as of March 31, 2024. See Note 1 for additional details on the allowance for credit losses as it relates to the securities portfolio.
(3) Loans
The following table presents the composition of loans segregated by class of loans, as of March 31, 2024 and December 31, 2023.

(dollars in thousands)	March 31, 2024	December 31, 2023
Construction, land & land development	$234,000	$247,146
Other commercial real estate	971,205	974,375
Total commercial real estate	1,205,205	1,221,521
Residential real estate	347,277	356,234
Commercial, financial & agricultural	239,837	242,756
Consumer and other	66,699	62,959
Total Loans	$1,859,018	$1,883,470

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Included in the above table are government guaranteed loans totaling $94.6 million at March 31, 2024 and $86.8 million at December 31, 2023. The following table presents the composition of government guaranteed loans segregated by class of loans for each respective period.

(dollars in thousands)	March 31, 2024	December 31, 2023
Construction, land & land development	$6,658	$7,027
Other commercial real estate	48,396	40,852
Total commercial real estate	55,054	47,879
Residential real estate	9,272	12,170
Commercial, financial & agricultural	30,272	26,716
Consumer and other	—	—
Total Loans	$94,598	$86,765

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of March 31, 2024 and December 31, 2023, accrued interest receivable for loans totaled $8.8 million and $8.8 million, respectively, and is included in the "Other assets" line item on the Company’s consolidated balance sheet.

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
•Grades 7 and 8 - These grades include “substandard” loans in accordance with regulatory guidelines. This category includes borrowers with well-defined weaknesses that jeopardize the payment of the debt in accordance with the agreed terms. Loans considered to be impaired are assigned grade 8, and these loans often have assigned loss allocations as part of the allowance for credit losses. Generally, loans on which interest accrual has been stopped would be included in this grade.
•Grades 9 and 10 - These grades correspond to regulatory classification definitions of “doubtful” and “loss,” respectively. In practice, any loan with these grades would be for a very short period of time, and generally the Company has no loans with these assigned grades. Management manages the Company’s problem loans in such a

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

way that uncollectible loans or uncollectible portions of loans are charged off immediately with any residual, collectible amounts assigned a risk grade of 7 or 8.
The following tables present the loan portfolio segregated by class of loans and the risk category of term loans by vintage year, which is the year of origination or most recent renewal, as of March 31, 2024 and December 31, 2023. Those loans with a risk grade of 1, 2, 3, 4 and 5 have been combined in the pass column for presentation purposes. There were no loans with a risk rating of "doubtful" or "loss" at March 31, 2024 or December 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolvers	Revolvers converted to term loans	Total
March 31, 2024
Construction, land & land development
Risk rating
Pass	$13,992	$97,191	$82,284	$28,121	$4,352	$6,398	$89	$31	$232,458
Special Mention	—	640	—	24	—	25	280	—	969
Substandard	—	—	429	4	—	140	—	—	573
Total Construction, land & land development	13,992	97,831	82,713	28,149	4,352	6,563	369	31	234,000

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate
Risk rating
Pass	6,359	76,903	336,599	197,131	84,422	214,138	21,999	2,154	939,705
Special Mention	303	76	3,458	484	2,094	10,267	554	344	17,580
Substandard	—	2,807	5,602	565	356	4,381	209	—	13,920
Total Other commercial real estate	6,662	79,786	345,659	198,180	86,872	228,786	22,762	2,498	971,205

Current period gross write offs	—	—	—	—	—	20	—	—	20

Residential real estate
Risk rating
Pass	6,967	73,145	113,983	49,805	20,828	47,464	21,938	98	334,228
Special Mention	16	850	517	43	92	5,310	326	—	7,154
Substandard	—	—	1,271	375	281	3,938	30	—	5,895
Total Residential real estate	6,983	73,995	115,771	50,223	21,201	56,712	22,294	98	347,277

Current period gross write offs	—	—	70	—	—	—	—	—	70

Commercial, financial & agricultural
Risk rating
Pass	18,071	55,857	46,732	17,713	11,469	17,594	63,259	534	231,229
Special Mention	—	364	579	277	719	180	1,004	—	3,123
Substandard	—	264	2,038	1,840	202	191	910	40	5,485
Total Commercial, financial & agricultural	18,071	56,485	49,349	19,830	12,390	17,965	65,173	574	239,837

Current period gross write offs	—	52	428	178	—	—	—	—	658

Consumer and other
Risk rating
Pass	21,880	36,278	3,392	1,706	987	1,619	460	11	66,333
Special Mention	—	171	38	33	10	21	—	—	273
Substandard	11	34	18	15	4	11	—	—	93

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Total Consumer and other	21,891	36,483	3,448	1,754	1,001	1,651	460	11	66,699

Current period gross write offs	—	116	4	—	—	—	—	—	120

Total Loans
Risk rating
Pass	67,269	339,374	582,990	294,476	122,058	287,213	107,745	2,828	1,803,953
Special Mention	319	2,101	4,592	861	2,915	15,803	2,164	344	29,099
Substandard	11	3,105	9,358	2,799	843	8,661	1,149	40	25,966
Total Loans	$67,599	$344,580	$596,940	$298,136	$125,816	$311,677	$111,058	$3,212	$1,859,018

Total current period gross write offs	$—	$168	$502	$178	$—	$20	$—	$—	$868

	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolvers	Revolvers converted to term loans	Total
December 31, 2023
Construction, land & land development
Risk rating
Pass	$112,587	$91,981	$27,332	$5,654	$1,000	$5,765	$605	$31	$244,955
Special Mention	792	—	25	—	—	29	282	—	1,128
Substandard	—	888	4	—	20	151	—	—	1,063
Total Construction, land & land development	113,379	92,869	27,361	5,654	1,020	5,945	887	31	247,146

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate
Risk rating
Pass	61,816	341,656	204,145	88,629	79,123	145,374	24,158	2,031	946,932
Special Mention	75	3,251	766	2,113	5,733	4,694	545	48	17,225
Substandard	2,303	2,615	211	—	486	4,395	208	—	10,218
Total Other commercial real estate	64,194	347,522	205,122	90,742	85,342	154,463	24,911	2,079	974,375

Current period gross write offs	—	—	69	—	—	—	—	—	69

Residential real estate
Risk rating
Pass	78,088	116,704	50,986	21,892	8,510	43,038	22,642	100	341,960
Special Mention	856	466	10	50	679	4,687	424	—	7,172
Substandard	—	1,169	384	296	272	4,735	246	—	7,102
Total Residential real estate	78,944	118,339	51,380	22,238	9,461	52,460	23,312	100	356,234

Current period gross write offs	253	492	26	—	—	—	—	—	771

Commercial, financial & agricultural
Risk rating
Pass	66,820	51,439	21,673	12,489	4,734	14,002	58,607	306	230,070
Special Mention	4,186	894	376	745	188	40	974	—	7,403
Substandard	164	1,872	1,979	190	25	165	866	22	5,283

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Total Commercial, financial & agricultural	71,170	54,205	24,028	13,424	4,947	14,207	60,447	328	242,756

Current period gross write offs	150	168	408	200	9	134	—	—	1,069

Consumer and other
Risk rating
Pass	53,117	4,021	2,004	1,240	925	908	462	1	62,678
Special Mention	79	42	38	12	25	1	—	—	197
Substandard	43	20	3	5	4	9	—	—	84
Total Consumer and other	53,239	4,083	2,045	1,257	954	918	462	1	62,959

Current period gross write offs	9	12	10	2	—	2	—	—	35

Total Loans
Risk rating
Pass	372,428	605,801	306,140	129,904	94,292	209,087	106,474	2,469	1,826,595
Special Mention	5,988	4,653	1,215	2,920	6,625	9,451	2,225	48	33,125
Substandard	2,510	6,564	2,581	491	807	9,455	1,320	22	23,750
Total Loans	$380,926	$617,018	$309,936	$133,315	$101,724	$227,993	$110,019	$2,539	$1,883,470

Total current period gross write offs	$412	$672	$513	$202	$9	$136	$—	$—	$1,944

A loan’s risk grade is assigned at loan origination and is based on the financial strength of the borrower and the type of collateral. Loan risk grades are subject to review at various times throughout the year as part of the Company’s ongoing loan review process. Loans with an assigned risk grade of seven or worse and an outstanding balance of $500,000 or more are reassessed on a quarterly basis. During this reassessment process individual reserves may be identified and placed against certain loans which are not considered impaired.
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
There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the three month period ended March 31, 2024.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the aging of the amortized cost basis of loans by aging category and accrual status as of March 31, 2024 and December 31, 2023:

(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
March 31, 2024
Construction, land & land development	$71	$—	$71	$56	$233,873	$234,000
Other commercial real estate	2,641	—	2,641	2,005	966,559	971,205
Total commercial real estate	2,712	—	2,712	2,061	1,200,432	1,205,205
Residential real estate	2,310	—	2,310	2,148	342,819	347,277
Commercial, financial & agricultural	578	—	578	2,190	237,069	239,837
Consumer and other	129	—	129	32	66,538	66,699
Total Loans	$5,729	$—	$5,729	$6,431	$1,846,858	$1,859,018

December 31, 2023
Construction, land & land development	$812	$—	$812	$85	$246,249	$247,146
Other commercial real estate	1,796	—	1,796	4,219	968,360	974,375
Total commercial real estate	2,608	—	2,608	4,304	1,214,609	1,221,521
Residential real estate	2,503	350	2,853	3,561	349,820	356,234
Commercial, financial & agricultural	775	—	775	1,956	240,025	242,756
Consumer and other	183	20	203	18	62,738	62,959
Total Loans	$6,069	$370	$6,439	$9,839	$1,867,192	$1,883,470

The following tables display a summary of the Company's nonaccrual loans by major categories for the periods indicated.

	March 31, 2024
(dollars in thousands)	Nonaccrual Loans with No Related ACL	Nonaccrual Loans with a Related ACL	Total Nonaccrual Loans

Construction, land & land development	$—	$56	$56
Other commercial real estate	29	1,976	2,005
Total commercial real estate	29	2,032	2,061
Residential real estate	—	2,148	2,148
Commercial, financial & agricultural	—	2,190	2,190
Consumer and other	—	32	32
Total Loans	$29	$6,402	$6,431

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2023
(dollars in thousands)	Nonaccrual Loans with No Related ACL	Nonaccrual Loans with a Related ACL	Total Nonaccrual Loans

Construction, land & land development	$27	$58	$85
Other commercial real estate	2,806	1,413	4,219
Total commercial real estate	2,833	1,471	4,304
Residential real estate	725	2,836	3,561
Commercial, financial & agricultural	—	1,956	1,956
Consumer and other	—	18	18
Total Loans	$3,558	$6,281	$9,839
Interest income recorded on nonaccrual loans during the three months ended March 31, 2024 and March 31, 2023 was $55,000 and $154,000, respectively.
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
The following table presents loans modified due to a financial difficulty under the above terms during the three months ended March 31, 2024.

	Loans modified due to financial difficulty
(dollars in thousands)	Term Extension	Term Extension and Payment Delay	Total*

Commercial real estate	$131	$144	$275
Commercial, financial & agricultural	—	42	42
Total Loans	$131	$186	$317
*less than .05% of total class of receivable
There were a total of three loans in the above categories. The commercial real estate loans consist of two loans, each with a term extension of one year with one loan also given a payment delay. The commercial, financial & agricultural loan had a term extension of five years and was given a payment delay.
The Company had no loans that subsequently defaulted during the three month period ended March 31, 2024 and for the year ended December 31, 2023.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(4) Allowance for Credit Losses
The ACL for loans represents management's estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet. The following tables present the balance sheet activity in the ACL by portfolio segment for loans for the three month periods ended March 31, 2024 and March 31, 2023 .

(dollars in thousands)	Balance December 31, 2023	Charge-Offs	Recoveries	Provision for credit losses on loans	Balance, March 31, 2024
Three Months Ended March 31, 2024
Construction, land & land development	$2,204	$—	$1	$(159)	$2,046
Other commercial real estate	7,064	(20)	9	336	7,389
Total commercial real estate	9,268	(20)	10	177	9,435
Residential real estate	5,105	(70)	168	124	5,327
Commercial, financial & agricultural	2,110	(658)	22	546	2,020
Consumer and other	1,888	(120)	4	103	1,875
Total allowance for credit losses on loans	$18,371	$(868)	$204	$950	$18,657

(dollars in thousands)	Balance December 31, 2022	Adoption of ASU 2016-13	Charge-Offs	Recoveries	Provision for credit losses on loans	Balance, September 30, 2023

(dollars in thousands)	Balance December 31, 2022	Adoption of ASU 2016-13	Charge-Offs	Recoveries	Provision for credit losses on loans	Balance, March 31, 2023
Three Months Ended March 31, 2023
Construction, land & land development	$1,959	$148	$—	$3	$232	$2,342
Other commercial real estate	8,886	(630)	—	14	(148)	8,122
Total commercial real estate	10,845	(482)	—	17	84	10,464
Residential real estate	2,354	1,053	—	11	694	4,112
Commercial, financial & agricultural	2,709	(690)	(273)	7	(96)	1,657
Consumer and other	220	66	(3)	4	79	366
Total allowance for loan losses	$16,128	$(53)	$(276)	$39	$761	$16,599

(dollars in thousands)	Balance December 31, 2021	Charge-Offs	Recoveries	Provision	Balance, September 30, 2022
Colony used a one-year reasonable and supportable forecast period. The changes in loss rates used as the basis for the estimate of credit losses during this period were modeled using historical data from peer banks and macroeconomic forecast data obtained from a third party vendor, which were then applied to Colony's recent default experience as a starting point. As of March 31, 2024, the Company expects that the markets in which it operates will experience stable economic and unemployment conditions with the trend of delinquencies returning to more normalized levels, over the next two years. Management adjusted the historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio.
The Company determines its individual reserves during its quarterly review of substandard loans. This process involves reviewing all loans with a risk grade of 7 or worse and an outstanding balance of $500,000 or more, regardless of the loans impairment classification.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded commitments is separately classified on the balance sheet within other liabilities.
The following table presents the balance and activity in the allowance for credit losses for unfunded commitments for the three month periods ended March 31, 2024 and March 31, 2023.

(dollars in thousands)	Total Allowance for Credit Losses-Unfunded Commitments
Three Months Ended
Balance, December 31, 2023	$1,375
Change in unfunded commitments	50
Balance, March 31, 2024	$1,425

Three Months Ended
Balance, December 31, 2022	$—
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	1,661
Change in unfunded commitments	139
Balance, March 31, 2023	$1,800

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
The derivatives are recorded in "Other assets" on the Company's balance sheet and have a value of $361,000 as of March 31, 2024.
Gains were recorded on the swap transactions, which totaled $173,000 for the three months ended March 31, 2024, as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to swaps are reclassified to interest expense as interest payments are made on the Bank's variable rate liabilities.
The following table presents the amounts recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to the interest rate swaps for the three months ended March 31, 2024.

(dollars in thousands)	Three Months Ended March 31, 2024
Amount of gain recognized in OCI, net of tax	$596
Amount of gain reclassified from OCI to interest expense, net of tax	136

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(6) Borrowings
The following table presents information regarding the Company’s outstanding borrowings at March 31, 2024 and December 31, 2023:

(dollars in thousands)	March 31, 2024	December 31, 2023
Federal Home Loan Bank advances	155,000	175,000
Other borrowings	62,969	63,445
	$217,969	$238,445
Advances from the Federal Home Loan Bank (“FHLB”) have maturities ranging from 2024 to 2028 and interest rates ranging from 3.69% to 5.47%. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans, commercial loans, farmland loans, multifamily loans and HELOC loans. At March 31, 2024, the lendable collateral of those loans pledged is $230.1 million. At March 31, 2024, the Company had remaining credit availability from the FHLB of $605.9 million. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.
The Company's debentures issued in connection with trust preferred securities are recorded as other borrowings on the consolidated balance sheets, but, subject to certain limitations, qualify as Tier 1 capital for regulatory capital purposes. At March 31, 2024 and December 31, 2023, $24.2 million of debentures underlying trust preferred securities were outstanding. The proceeds from the offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the bank subsidiary. The debentures underlying the trust preferred securities require quarterly interest payments.
The Company also has fixed-to-floating rate subordinated notes which are due 2032 (the "Notes"). The Notes will bear a fixed rate of 5.25% for the first five years and will reset quarterly thereafter to then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 265 basis points for the five-year floating term. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after May 20, 2027, or at any time, in whole but not in part, upon certain other specified events. At March 31, 2024 and December 31, 2023, $38.7 million and $39.2 million, respectively, of the Notes, net of debt issuance costs were outstanding. The Notes are recorded as other borrowings on the consolidated balance sheets and, subject to certain limitations, qualify as Tier 2 capital for regulatory capital purposes.
The aggregate stated maturities of other borrowed money at March 31, 2024 are as follows:

(dollars in thousands)
Year	Amount
2024	$50,000
2025	—
2026	25,000
2027	15,000
2028	65,000
2029 and After	62,969
$217,969
The Company also has available federal funds lines of credit with various financial institutions totaling $64.5 million, with no outstanding balance at March 31, 2024.
The Company has the ability to borrow funds from the Federal Reserve Bank (“FRB”) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At March 31, 2024, the Company had $98.3 million borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(7) Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock.
The following table presents earnings per share for the three months ended March 31, 2024 and 2023.

(dollars in thousands, except per share data)	Three Months Ended March 31,
	2024	2023
Numerator
Net income available to common stockholders	$5,333	$5,043

Denominator
Weighted average number of common shares
Outstanding for basic earnings per common share	17,560,210	17,595,688
Weighted-average number of shares outstanding for diluted earnings per common share	17,560,210	17,595,688

Earnings per share - basic	$0.30	$0.29

Earnings per share - diluted	$0.30	$0.29

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
At March 31, 2024 and December 31, 2023 the following financial instruments were outstanding whose contract amounts represent credit risk:

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Contract Amount
(dollars in thousands)	March 31, 2024	December 31, 2023
Loan commitments	$360,642	$362,878
Letters of credit	5,223	5,656
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
Legal Contingencies. In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. As of March 31, 2024, the aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.

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
Other investments– The fair value of other bank stock approximates carrying value and is classified as Level 2. Fair values for investment funds are based on quoted market prices where available and classified as Level 1. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments and classified as Level 2. If a comparable is not available, the investment securities are classified as Level 3.
Loans held for sale – The fair value of loans held for sale is determined on outstanding commitments from third party investors in the secondary markets and is classified within Level 2 of the valuation hierarchy.
Loans, net – The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value. Most loans are classified as Level 3.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2024 and December 31, 2023 are as follows:

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Assets
Cash and short-term investments	$94,669	$94,669	$94,669	$—	$—
Investment securities available for sale	382,953	382,953	—	375,808	7,145
Investment securities held to maturity	447,157	398,852	—	398,852	—
Other investments	16,034	16,034	—	16,034	—
Loans held for sale	31,102	31,102	—	31,102	—
Loans, net	1,840,361	1,674,467	—	—	1,674,467
Derivative instruments	361	361	—	361	—

Liabilities
Deposits	2,522,748	2,516,381	—	2,516,381	—
Federal Home Loan Bank advances	155,000	157,599	—	157,599	—
Other borrowings	62,969	50,078	—	50,078	—

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Cash and short-term investments	$83,322	$83,322	$83,322	$—	$—
Investment securities available for sale	407,382	407,382	—	396,568	10,814
Investment securities held to maturity	449,031	405,576	—	405,576	—
Other investments	16,868	16,868	—	16,868	—
Loans held for sale	27,958	27,958	—	27,958	—
Loans, net	1,865,099	1,699,870	—	—	1,699,870

Liabilities
Deposits	2,544,790	2,538,477	—	2,538,477	—
Federal Home Loan Bank advances	175,000	176,022	—	176,022	—
Other borrowings	63,445	51,056	—	51,056	—
Derivative instruments	438	438	—	438	—
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
Collateral dependent loans – Loans which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
Assets Measured at Fair Value on a Recurring and Nonrecurring Basis – The following tables present the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall. The tables below include collateral dependent impaired loans and other real estate properties at March 31, 2024 and December 31, 2023. Those collateral dependent impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2024
Nonrecurring
Collateral dependent loans	$1,768	$—	$—	$1,768
Other real estate owned	562	—	—	562
Total nonrecurring assets	$2,330	$—	$—	$2,330

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2023
Nonrecurring
Collateral dependent loans	$1,410	$—	$—	$1,410
Other real estate owned	448	—	—	448
Total nonrecurring assets	$1,858	$—	$—	$1,858

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at March 31, 2024 and December 31, 2023. This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

(dollars in thousands)	March 31, 2024	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Collateral dependent loans	$1,768	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	—%	50%
Other real estate owned	562	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	—%	20%

(dollars in thousands)	December 31, 2023	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Collateral dependent loans	$1,410	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	25%	50%
Other real estate owned	448	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	—%	20%

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents quantitative information about recurring level 3 fair value measurements as of March 31, 2024 and December 31, 2023.

	As of March 31, 2024
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Available for sale securities	$7,145	Discounted Cash Flow	Discount Rate or Yield	N/A*

	As of December 31, 2023
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Available for sale securities	$10,814	Discounted Cash Flow	Discount Rate or Yield	N/A*
* The Company relies on a third-party pricing service to value its securities. The details of the unobservable inputs and other adjustments used by the third-party pricing service were not readily available to the Company.
The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three months ended March 31, 2024.

Three Months Ended
March 31, 2024
(dollars in thousands)	Available for sale securities
Balance, Beginning	$10,814
Redemptions/Payments	(2,913)
Fair value adjustments	1,669
Transfers between levels	(2,425)
Balance, Ending	$7,145
The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were $2.4 million in transfers between levels for the three months ended March 31, 2024 and no transfers of securities between levels for the three months ended March 31, 2023.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(10) Segment Information
The Company’s operating segments include banking, mortgage banking and small business specialty lending division. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. The Small Business Specialty Lending Division segment derives its revenue from the origination, sales and servicing of Small Business Administration loans and other government guaranteed loans. Segment performance is evaluated using net interest income and noninterest income. Income taxes are assessed based on income before income taxes, and indirect expenses (including management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows. The following tables present information reported internally for performance assessment for the three months ended March 31, 2024 and 2023:

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three Months Ended March 31, 2024
Net Interest Income	$17,552	$40	$1,062	$18,654
Provision for Credit Losses	455	—	545	1,000
Noninterest Income	5,680	1,165	2,642	9,487
Noninterest Expenses	17,129	1,218	2,050	20,397
Income Taxes	1,166	1	244	1,411
Segment Profit	$4,482	$(14)	$865	$5,333

Segments Assets at March 31, 2024	$2,910,102	$8,011	$97,396	$3,015,509

Full time employees at March 31, 2024	377	43	31	451

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three Months Ended March 31, 2023
Net Interest Income	$20,138	$3	$427	$20,568
Provision for Credit Losses	900	—	—	900
Noninterest Income	4,918	1,277	1,464	7,659
Noninterest Expenses	17,812	1,712	1,641	21,165
Income Taxes	1,155	(86)	50	1,119
Segment Profit	$5,189	$(346)	$200	$5,043

Segments Assets at December 31, 2023	$2,956,121	$7,890	$89,411	$3,053,422

Full time employees at March 31, 2023	407	59	30	496

Three Months Ended March 31, 2024

Three Months Ended March 31, 2023

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(11) Regulatory Capital Matters
The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies. Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations.
As of March 31, 2024, the Company and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized, the Company and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the tables below, and have met certain other requirements. Management believes that the Company and the Bank exceeded all well-capitalized requirements at March 31, 2024, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.
The following tables summarize regulatory capital information as of March 31, 2024 and December 31, 2023 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for March 31, 2024 and December 31, 2023 were calculated in accordance with the Basel III rules.

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024
Total Capital to Risk-Weighted Assets
Consolidated	$337,131	15.79%	$170,807	8.00%	$213,509	10.00%
Colony Bank	304,814	14.31	170,406	8.00	213,008	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	278,310	13.04	128,057	6.00	170,742	8.00
Colony Bank	284,732	13.37	127,778	6.00	170,371	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	254,081	11.90	96,081	4.50	138,784	6.50
Colony Bank	284,732	13.37	95,834	4.50	138,426	6.50

Tier 1 Capital to Average Assets
Consolidated	278,310	9.19	121,136	4.00	151,420	5.00
Colony Bank	284,732	9.43	120,777	4.00	150,971	5.00

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Total Capital to Risk-Weighted Assets
Consolidated	$337,159	15.47%	$174,355	8.00%	$217,944	10.00%
Colony Bank	300,497	13.85	173,572	8.00	216,965	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	278,196	12.77	130,711	6.00	174,281	8.00
Colony Bank	280,751	12.94	130,178	6.00	173,571	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	253,967	11.66	98,015	4.50	141,577	6.50
Colony Bank	280,751	12.94	97,634	4.50	141,026	6.50

Tier 1 Capital to Average Assets
Consolidated	278,196	9.17	121,350	4.00	151,688	5.00
Colony Bank	280,751	9.28	121,013	4.00	151,267	5.00

(12) Subsequent Events
Dividend
On April 24, 2024, the Board of Directors declared a quarterly cash dividend of $0.1125 per share, to be paid on its common stock on May 22, 2024, to shareholders of record as of the close of business on May 8, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Colony Bankcorp, Inc. and our wholly owned subsidiary, Colony Bank, from December 31, 2023 through March 31, 2024 and on our results of operations for the three months ended March 31, 2024 and 2023. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto in the Company's 2023 Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
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
•changes in our management personnel or our inability to retain, motivate and hire qualified management personnel;
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

•risks related to environmental, social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter the Company's reputation and shareholder, associate, customer and third-party affiliations;
•a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget; and
•other risks and factors identified in our 2023 Form 10-K, this Quarterly Report on Form 10-Q for the period ended March 31, 2024, and in any of the Company's other reports filed with the U.S. Securities and Exchange Commission and available on its website at www.sec.gov.
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

Overview
The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of March 31, 2024 and December 31, 2023, and results of operations for the three month periods ended March 31, 2024 and 2023. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.
At March 31, 2024, the Company had total consolidated assets of $3.0 billion, total loans, net of $1.8 billion, total deposits of $2.5 billion, and stockholders’ equity of $259.9 million. The Company reported net income of $5.3 million, or $0.30 per diluted share, for the three months ended March 31, 2024 compared to net income of $5.0 million, or $0.29 per diluted share, for the three months ended March 31, 2023. The increase in net income for the three months ended March 31, 2024 compared to the same period ended March 31, 2023 was primarily the result of increased noninterest income from our complementary lines of business which include mortgage, SBSL, marine/RV lending, insurance and wealth and merchant services coupled with the continued impact of the expense reduction initiative implemented in 2023 which included a reduction in force along with an intentional focus on expense control in all noninterest expense categories.
Net interest income on a tax equivalent basis was $18.8 million for the first quarter of 2024 compared to $20.7 million for the first quarter of 2023, a decrease of $1.9 million. Increases can be seen in income on interest earning assets which is more than offset by increases in expenses on interest bearing liabilities due to the significant rise in interest rates period over period along with increases in FHLB advances. Income on interest earning assets increased $5.0 million to $33.5 million for the first quarter of 2024 compared to the respective period in 2023. Expense on interest bearing liabilities increased $6.9 million to $14.7 million for the first quarter of 2024 compared to the respective period in 2023.
Provision for credit losses for the three months ended March 31, 2024 was $1.0 million, which represents $950,000 in provision for credit losses on loans and $50,000 in provision for credit losses on unfunded commitments. For the first quarter of 2024, there were net charge-offs of $664,000 compared to $237,000 for the same period in 2023. Although we did see an increase in loan charge-offs following a period of historically low charge-offs, this uptick pertains to a small number of loans and does not raise any concerns regarding the quality of our overall loan portfolio. Colony’s allowance for credit losses on loans was $18.7 million, or 1.00% of total loans at March 31, 2024, compared to $18.4 million, or 0.98% of total loans, at December 31, 2023. At March 31, 2024 and December 31, 2023, nonperforming assets were $7.0 million and $10.7 million, or 0.23% and 0.35% of total assets, respectively.
Noninterest income of $9.5 million for the first quarter of 2024 represents an increase of $1.8 million, or 23.87%, from the first quarter of 2023, primarily related to increases in service charges on deposits, mortgage fee income, gain on sales of SBA loans and other noninterest income which were partially offset by a decrease in interchange fee income and losses on sales of securities. See "Table 3 - Noninterest income" for more detail and discussion on the primary drivers to the variances in noninterest income.
For the three months ended March 31, 2024, noninterest expense was $20.4 million, a decrease of $768,000, or 3.63%, from the same period in 2023. Decreases in noninterest expense were a result of overall decreases in salaries and employee benefits expenses related to the Company's expense reduction initiative in 2023 which lowered the total number of employees period over period. Data processing expense also decreased as a result of the continued cost savings upon renewal of the core processing contract in the second quarter of 2023. See "Table 4 - Noninterest expense" for more detail and discussion on the primary drivers to the decrease in noninterest expense.
Critical Accounting Policies
Our accounting and reporting policies are in accordance with GAAP and conform to general practices within the banking industry. We have identified certain of its accounting policies as “critical accounting policies,” consisting of those related to business combinations, allowance for credit losses and income taxes. In determining which accounting policies are critical in nature, we have identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee on a periodic basis, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on the Company’s unaudited interim consolidated financial statements. Our financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in Note 1 of our consolidated financial statements as of December 31, 2023, which are included in the Company’s 2023 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. Other than our methodology for estimating allowance for credit losses (mentioned below), there have been no significant changes to the Significant Accounting Policies as described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2023, which are included in the Company’s 2023 Form 10-K.
Allowance for Credit Losses

A consequence of lending activities is that we may incur credit losses. The amount of such losses will vary depending upon the risk characteristics of the loan lease portfolio as affected by economic conditions such as rising interest rates and the financial performance of borrower.

The allowance for credit losses consists of the allowance for credit losses (“ACL”) and the allowance for unfunded commitments. The standard replaced the “incurred loss” approach, which was used prior to our adoption of ASU No. 2016-13 on January 1, 2023, with an “expected loss” approach known as the Current Expected Credit Losses (“CECL”). The CECL approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was “probable” a loss event was “incurred.”

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

Recent Industry Developments

During 2023, the banking industry experienced significant volatility with multiple high-profile bank failures which led to industry wide concerns related to liquidity, deposit outflows, uninsured deposit concentrations, unrealized securities losses and eroding consumer confidence in the banking system, all of which still remains relevant in 2024. These negative industry developments did not impact the Company’s liquidity position and our balance sheet remains robust. The Company’s total deposits did experience a minimal decline of 0.87% as compared to December 31, 2023, to $2.52 billion at March 31, 2024 which was due to wholesale deposit payoffs. Our customer deposits however increased by $12.5 million as a result of our continued commitment to growing customer relationships. The Company’s uninsured deposits represented 30.82% of total Bank deposits at March 31, 2024 compared to 30.22% of total Bank deposits at December 31, 2023. The Company continues to maintain strong liquidity with available sources of funding of approximately $1.3 billion at March 31, 2024. Furthermore, the Company’s capital remains strong with common equity Tier 1 and total capital ratios of 11.90% and 15.79%, respectively, as of March 31, 2024.

Results of Operations
We reported net income and diluted earnings per share of $5.3 million and $0.30, respectively, for the first quarter of 2024. This compares to net income and diluted earnings per share of $5.0 million and $0.29, respectively, for the same period in 2023.

Net Interest Income
Net interest income, which is the difference between interest earned on assets and the interest paid on deposits and borrowed funds, is the single largest component of total revenue. Management strives to optimize this income while balancing interest rate, credit and liquidity risks.
The banking industry uses two key ratios to measure relative profitability of net interest income: net interest spread and net interest margin. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread eliminates the effect of noninterest-bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is an indication of the profitability of a company's balance sheet and is defined as net interest income as a percent of average total interest-earning assets, which includes the positive effect of funding a portion of interest-earning assets with noninterest-bearing deposits and stockholders' equity.
Fully taxable equivalent net interest income for the first quarter of 2024 and 2023 was $18.8 million and $20.7 million, respectively. This decrease quarter over quarter can be seen in increases in rates paid on deposits and other borrowings which outpaced the increases in rates and volume on loans and deposits in banks. The net interest margin for the first quarter of 2024 and 2023 was 2.69% and 3.08%, respectively. This decrease in net interest margin for the first quarter of 2024 compared to the same period in 2023 is primarily a result of the increase in higher yields paid on deposits and borrowings that outpaced the increase in rates on loans and investments.
The following tables indicates the relationship between interest income and interest expense and the average amounts of assets and liabilities for the periods indicated. As shown in the tables, both average assets and average liabilities for the three months ended March 31, 2024 increased compared to the same period in 2023. The increase in average assets was primarily driven by the increase in the loan portfolio of $116.2 million for the three months ended March 31, 2024 compared to the same period in 2023, which primarily reflects organic loan growth and an increase in deposits in banks and short term investments of $20.5 million, partially offset by a decrease of $57.2 million in the securities portfolio. The increase in average liabilities for the three months ended March 31, 2024 was funded through an increase in interest bearing deposits of $146.5 million partially offset by a decrease in borrowings of $12.5 million. The net interest spread, as well as the net interest margin, will continue to be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.
The yield on total interest-bearing liabilities increased from 1.47% in the first quarter of 2023 to 2.58% in the first quarter of 2024 primarily due to increases in the federal funds interest rate of an additional 50 basis points during the second and third quarters of 2023.

Table 1 - Average Balance Sheet and Net Interest Analysis
	Three Months Ended March 31,
	2024			2023
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$1,896,014	$27,145	5.76%	$1,779,852	$22,199	5.06%
Investment securities, taxable	737,257	5,042	2.75	786,900	5,374	2.77
Investment securities, tax-exempt(2)	106,819	605	2.28	114,346	594	2.11
Deposits in banks and short term investments	71,431	693	3.90	50,898	357	2.85
Total interest-earning assets	$2,811,521	$33,485	4.79%	$2,731,996	$28,524	4.23%
Noninterest-earning assets	224,572			217,990
Total assets	$3,036,093			$2,949,986
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$1,451,490	$6,408	1.78%	$1,409,834	$2,324	0.67%
Other time	612,241	5,683	3.73	507,415	2,675	2.14
Total interest-bearing deposits	2,063,731	12,091	2.36	1,917,249	4,999	1.06
Federal funds purchased	13	—		7,012	88	5.09
Federal Home Loan Bank advances	156,978	1,572	4.03	149,444	1,626	4.41
Other borrowings	63,086	993	6.33	76,083	1,089	5.80
Total other interest-bearing liabilities	220,077	2,565	4.69	232,539	2,803	4.89
Total interest-bearing liabilities	$2,283,808	$14,656	2.58%	$2,149,788	$7,802	1.47%
Noninterest-bearing liabilities:
Demand deposits	479,528			556,216
Other liabilities	16,830			9,835
Stockholders' equity	255,927			234,147
Total noninterest-bearing liabilities and stockholders' equity	752,285			800,198
Total liabilities and stockholders' equity	$3,036,093			$2,949,986
Interest rate spread			2.21%			2.76%
Net interest income		$18,829			$20,722
Net interest margin			2.69%			3.08%
1.The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable-equivalent adjustments totaling $48,000 and $45,000 for the three months ended March 31, 2024 and 2023, respectively, are calculated using the statutory federal tax rate and are included in income and fees on loans. Accretion expense of $5,000 and income of $71,000 for the three months ended March 31, 2024 and 2023 are also included in income and fees on loans.
2.Taxable-equivalent adjustments totaling $127,000 and $108,000 for the three months ended March 31, 2024 and 2023, respectively, are included in tax-exempt interest on investment securities.

Table 1 - Average Balance Sheet and Net Interest Analysis

The following table presents the effect of net interest income for changes in the average outstanding volume amounts of interest-earning assets and interest-bearing liabilities and the rates earned and paid on these assets and liabilities for the three month period ended March 31, 2024 compared to the three month period ended March 31, 2023.

Table 2 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
	Three Months Ended March 31, 2024
	Compared to Three Months Ended March 31, 2023 Increase (Decrease) Due to Changes in
(dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned fees	$5,878	$(932)	$4,946
Investment securities, taxable	(1,375)	1,043	(332)
Investment securities, tax-exempt	(159)	170	11
Deposits in banks and short term investments	585	(249)	336
Total interest-earning assets (FTE)	4,929	32	4,961
Interest-bearing liabilities:
Interest-Bearing Demand and Savings Deposits	279	3,805	4,084
Time Deposits	2,243	765	3,008
Federal funds purchased	(356)	268	(88)
Federal Home Loan Bank Advances	332	(386)	(54)
Other Borrowed Money	(754)	658	(96)
Total interest-bearing liabilities	1,744	5,110	6,854
Increase in net interest income (FTE)	$3,185	$(5,078)	$(1,893)
Provision for Credit Losses
The provision for credit losses recorded in each period is based on the amount required such that the total allowance for credit losses reflects the appropriate balance, in the estimation of management, sufficient to cover expected credit losses over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur. Provision for credit losses for the three months ended March 31, 2024 was $1.0 million compared to $900,000 for the same period in 2023. The provision for credit losses for the three months ended March 31, 2024 includes $950,000 in credit losses on loans and $50,000 in provision for credit losses on unfunded commitments. The provision for credit losses for the three months ended March 31, 2023 includes $761,000 in credit losses on loans and $139,000 in provision for credit losses on unfunded commitments. See the section captioned “Loans and Allowance for Credit Losses” elsewhere in this discussion for further analysis of the provision for credit losses.

Noninterest Income
The following table represents the major components of noninterest income for the periods indicated.

Table 3 - Noninterest Income
	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	Amount	Percent
Service charges on deposits	$2,373	$1,914	$459	24.0%
Mortgage fee income	1,249	1,183	66	5.6
Gain on sales of SBA loans	2,046	1,057	989	93.6
(Loss)/gain on sales of securities	(555)	—	(555)	100.0
Interchange fee	2,028	2,068	(40)	(1.9)
BOLI income	533	331	202	61.0
Insurance commissions	465	460	5	1.1
Other noninterest income	1,348	646	702	108.7
Total noninterest income	$9,487	$7,659	$1,828	23.87%
For the three months ended March 31, 2024, noninterest income increased $1.8 million compared to the same period in 2023. The primary reason for the increase was due to increases in service charges on deposits, mortgage fee income, gain on sales of SBA loans and other noninterest income which were partially offset by a decrease in interchange fee income and losses on sales of securities during the three months ended March 31, 2024.
Service charges on deposit accounts. For the three months ended March 31, 2024, service charges on deposits was $2.4 million compared to $1.9 million for the same period ended March 31, 2023, an increase of $459,000. This increase in service charges on deposits can be attributed to the Company's ability to continue to grow customer deposits despite the challenging rate environment.
Mortgage Fee Income. For the three months ended March 31, 2024, mortgage fee income was $1.2 million compared to $1.2 million for the same period ended March 31, 2023, a minimal increase of $66,000. This increase in mortgage fee income is the result of interest rates remaining stable since year end which has caused an uptick in the demand for mortgage products and thus an increase in mortgage fee income.
Gain on Sales of SBA loans. For the three months ended March 31, 2024, net realized gains on the sale of the guaranteed portion of SBA loans totaled $2.0 million compared to $1.1 million in the same period ended March 31, 2023, an increase of $989,000. This increase is related to increased production and sales in the Small Business Specialty Lending division which hit its highest mark in five consecutive quarters during the first quarter of 2024.
BOLI income. For the three months ended March 31, 2024, BOLI income was $533,000 compared to $331,000 for the same period ended March 31, 2023, an increase of $202,000. This increase is primarily related to income from the payout of death benefits during the first quarter of 2024.
Interchange Fees. For the three months ended March 31, 2024, interchange fee income was $2.0 million compared to $2.1 million for the same period ended March 31, 2023, a decrease of $40,000. This slight decrease in interchange fees is the result of customer use of our card programs whose buying habits can fluctuate between periods.
Insurance commissions. For the three months ended March 31, 2024, insurance commissions were $465,000 compared to $460,000 for the same period ended March 31, 2023, an increase of $5,000. This variance is volume driven by activity in the Company's insurance division.
Other noninterest income. For the three months ended March 31, 2024, other noninterest income was $1.3 million compared to $646,000 for the same period ended March 31, 2023, an increase of $702,000. The increase in other noninterest income was primarily attributable to an increase in wealth advisory and merchant services of $54,000, gains on sales of other real estate of $131,000 along with increases in SBA servicing and other related fee income, partially offset by a decrease in equity investment market valuation gains of $35,000.

Noninterest Expense
The following table represents the major components of noninterest expense for the periods indicated.

Table 4 - Noninterest Expense
	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	Amount	Percent
Salaries and employee benefits	$12,018	$12,609	$(591)	(4.7)%
Occupancy and equipment	1,507	1,622	(115)	(7.1)
Information technology expenses	2,110	2,341	(231)	(9.9)
Professional fees	834	715	119	16.6
Advertising and public relations	960	993	(33)	(3.3)
Communications	226	294	(68)	(23.1)
Other noninterest expense	2,742	2,591	151	5.8
Total noninterest expense	$20,397	$21,165	$(768)	(3.6)%
Noninterest expense decreased for the three months ended March 31, 2024 by $768,000 compared to the same period in 2023. Decreases were seen in all categories except professional fees and other noninterest expense.
Salaries and employee benefits. Salaries and employee benefits for the three months ended March 31, 2024 was $12.0 million compared to $12.6 million for the same period ended March 31, 2023, a decrease of $591,000. This decrease in salaries and employee benefits expenses is related to the Company's expense reduction initiative in 2023 which lowered total number of employees period over period.
Information technology expenses. Information technology expenses for the three months ended March 31, 2024 was $2.1 million compared to $2.3 million for the same period ended March 31, 2023, a decrease of $231,000. This decrease relates to a decrease in data processing expenses due to continued cost savings upon renewal of the core processing contract in the second quarter of 2023 which is partially offset by increased software expenses.
Professional fees. Professional fees for the three months ended March 31, 2024 was $834,000 compared to $715,000 for the same period ended March 31, 2023, an increase of $119,000. This increase is the result of increased audit fees of $69,000 and increased legal fees of $91,000 in 2024 compared to 2023.
Advertising and public relations. Advertising and public relations expenses for the three months ended March 31, 2024 was $960,000 compared to $993,000 for the same period ended March 31, 2023, a decrease of $33,000. The slight decrease can be attributed to the Company's expense control initiative implemented in 2023.
Communications. Communications expenses for the three months ended March 31, 2024 was $226,000 compared to $294,000 for the same period ended March 31, 2023, a decrease of $68,000. The decrease is the result of decreases in telephone service contracts with a third party.
Other noninterest expenses. Other noninterest expense for the three months ended March 31, 2024 was $2.7 million compared to $2.6 million for the same period ended March 31, 2023, an increase of $151,000. This increase relates primarily to increased servicing rights valuation partially offset by decreases in other loan related expenses, printing and supplies and business development expenses.
Income Tax Expense
Income tax expense for the three months ended March 31, 2024 was $1.4 million compared to $1.1 million for the same period in 2023. The Company’s effective tax rate for the three months ended March 31, 2024 was 20.9% compared to 18.2% for the three months ended March 31, 2023. The largest driver of the difference is the tax exempt income primarily from

BOLI and tax exempt interest. Also in the first quarter of 2023, the Company experienced a favorable tax impact from the donation made to the Georgia Scholarship Program.
Balance Sheet Review
Total assets decreased to $3.0 billion at March 31, 2024 from $3.1 billion at December 31, 2023.

Loans and Allowance for Credit Losses
At March 31, 2024, gross loans outstanding (excluding loans held for sale) were $1.86 billion, a decrease of $24.5 million, or 1.30%, compared to $1.88 billion at December 31, 2023.
At March 31, 2024, approximately 64.9% of our loans were secured by commercial real estate. Our total commercial real estate loans have decreased slightly since December 31, 2023 as well as all other categories except for consumer lending which is driven by our marine and RV division. These decreases are largely due to the sale of portfolio mortgages and credit related payoffs of a limited number of loans, along with the general slowdown in loan production over the past several quarters. We continue to maintain competitive loan pricing and tightened credit standards.
The following table presents a summary of the loan portfolio as of March 31, 2024 and December 31, 2023.

Table 5 - Loans Outstanding
(dollars in thousands)	March 31, 2024	December 31, 2023
Construction, land & land development	$234,000	$247,146
Other commercial real estate	971,205	974,375
Total commercial real estate	1,205,205	1,221,521
Residential real estate	347,277	356,234
Commercial, financial & agricultural	239,837	242,756
Consumer and other	66,699	62,959
Total loans	$1,859,018	$1,883,470
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
The Company regularly monitors the composition of the loan portfolio as part of its evaluation over the adequacy of the allowance for credit losses. The Company focuses on the following loan categories: (1) construction, land & land development; (2) other commercial real estate; (3) residential real estate; (4) commercial, financial & agricultural; and (5) consumer and other.
The allowance for credit losses for loans is a reserve established through charges to earnings in the form of a provision for credit losses. The provision for credit losses for loans is based on management’s evaluation of the size and composition of the loan portfolio, the level of nonperforming and past due loans, historical trends of charged off loans and recoveries, prevailing economic conditions and other factors management deems appropriate. The Company’s management has established an allowance for credit losses for loans which it believes is adequate to cover expected credit losses over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur. Based on a credit evaluation of the loan portfolio, management presents a quarterly review of the allowance for credit losses for loans and allowance for credit losses on unfunded commitments to the Company’s Board of Directors, which primarily focuses on risk by evaluating individual loans in certain risk categories. These categories have also been established by management and take the form of loan grades. By grading the loan portfolio in this manner, the Company’s management is able to effectively evaluate the portfolio by risk, which management believes is the most effective way to analyze the loan portfolio and thus analyze the adequacy of the allowance for credit losses on loans.
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
The allowance for credit losses on loans was $18.7 million at March 31, 2024 compared to $16.6 million at March 31, 2023, an increase of $2.1 million, or 12.4%. The allowance for credit losses on loans as a percentage of loans was 1.00% and 0.92% at March 31, 2024 and 2023, respectively. The provision for credit losses was $1.0 million compared to $900,000 for the three months ended March 31, 2024 and March 31, 2023, respectively. The provision for credit losses for the quarter ended March 31, 2024 includes $950,000 in credit losses on loans and $50,000 in credit losses on unfunded commitments. The provision for credit losses for the quarter ended March 31, 2023 includes $761,000 in credit losses on loans and $139,000 in credit losses on unfunded commitments. The amount of provision expense recorded in each period was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, that was sufficient to cover expected credit losses on loans over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur. The primary reason for the increase in allowance to loans as a percentage for loans and provision is primarily due to the slight increase in loan charge offs. These charge offs are limited to a few loans and raises no concerns regarding the quality of our loan portfolio as a whole.
Additional information about the Company’s allowance for credit losses is provided in Note 4 to our consolidated financial statements as of March 31, 2024, included elsewhere in this Quarterly Report on Form 10-Q.
The following table presents an analysis of the allowance for credit losses on loans as of and for the three months ended March 31, 2024 and 2023:

Table 6 - Analysis of Allowance for Credit Losses on Loans
	March 31, 2024		March 31, 2023
(dollars in thousands)	Reserve	%*	Reserve	%*
Construction, land & land development	$2,046	12.6%	$2,342	13.9%
Other commercial real estate	7,389	52.2%	8,122	54.8%
Residential real estate	5,327	18.7%	4,112	17.6%
Commercial, financial & agricultural	2,020	12.8%	1,657	12.5%
Consumer and other	1,875	3.6%	366	1.2%
	$18,657	100%	$16,599	100%
*Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

The following table presents a summary of allowance for credit loss for the three months ended March 31, 2024 and 2023.

Table 7 - Summary of Allowance for Credit Losses on Loans
	Three Months Ended
(dollars in thousands)	March 31, 2024	March 31, 2023
Allowance for credit losses on loans - beginning balance	$18,371	$16,128
Adoption of ASU 2016-13	—	(53)
Charge-offs:
Construction, land & land development	—	—
Other commercial real estate	20	—
Residential real estate	70	—
Commercial, financial & agricultural	658	273
Consumer and other	120	3
Total charge-offs	868	276
Recoveries:
Construction, land & land development	1	3
Other commercial real estate	9	14
Residential real estate	168	11
Commercial, financial & agricultural	22	7
Consumer and other	4	4
Total recoveries	204	39
Net charge-offs	664	237
Provision for credit losses on loans	950	761
Allowance for credit losses on loans- ending balance	$18,657	$16,599

Net charge-offs to average loans (annualized)	0.14%	0.05%
Allowance for credit losses on loans to total loans	1.00	0.92
Allowance to nonperforming loans	290.11	231.67
Management believes the allowance for credit losses for loans is adequate to provide for losses expected in the loan portfolio as of March 31, 2024.

Nonperforming Assets
Asset quality experienced improvement during the first three months of 2024. Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned ("OREO"). Nonaccrual loans totaled $6.4 million at March 31, 2024, a decrease of $3.4 million, or 34.6%, from $9.8 million at December 31, 2023. There was one loan contractually past due 90 days or more and still accruing totaling $370,000 at December 31, 2023. There was no repossessed personal property for either period presented. OREO totaled $562,000 at March 31, 2024 compared to $448,000 at December 31, 2023. As of March 31, 2024, total nonperforming assets as a percent of total assets decreased to 0.23% compared with 0.35% at December 31, 2023. The decrease in nonperforming assets was a result of repayments, payoffs and charged off loans.
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
Nonperforming assets at March 31, 2024 and December 31, 2023 were as follows:

Table 8 - Nonperforming Assets
(dollars in thousands)	March 31, 2024	December 31, 2023
Nonaccrual loans	$6,431	$9,839
Loans past due 90 days and accruing	—	370
Other real estate owned	562	448
Repossessed assets	—	—
Total nonperforming assets	$6,993	$10,657
Nonaccrual loans by loan segment
Construction, land & land development	$56	$85
Commercial real estate	2,005	4,219
Residential real estate	2,148	3,561
Commercial, financial & agricultural	2,190	1,956
Consumer & other	32	18
Total nonaccrual loans	$6,431	$9,839

NPAs as a percentage of total loans and OREO	0.38%	0.57%
NPAs as a percentages of total assets	0.23%	0.35%
Nonaccrual loans as a percentage of total loans	0.35%	0.52%
The Company had three loans modified due to financial difficulty during the three month period ended March 31, 2024. See Note 3 - Loans, for additional details on loan modifications.

Deposits
Deposits at March 31, 2024 and December 31, 2023 were as follows:

Table 9 - Deposits
(dollars in thousands)	March 31, 2024	December 31, 2023
Noninterest-bearing deposits	$476,413	$498,992
Interest-bearing deposits	802,596	759,299
Savings	650,188	660,311
Time, $250,000 and over	173,386	167,680
Other time	420,165	458,508
Total deposits	$2,522,748	$2,544,790
Total deposits decreased $22.0 million to $2.52 billion at March 31, 2024 from $2.54 billion at December 31, 2023. As of March 31, 2024, 18.9% of total deposits were comprised of noninterest-bearing accounts and 81.1% were comprised of interest-bearing deposit accounts, compared to 19.6% and 80.4% as of December 31, 2023, respectively. The overall decrease in our deposits is due primarily to wholesale deposit payoffs. However, customer deposits increased by $12.5 million and is a result of the Company's commitment to growing customer relationships.
We had $59.0 million and $93.6 million in brokered deposits at March 31, 2024 and December 31, 2023, respectively. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors, and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the FHLB.
The Company's estimated uninsured deposits were $785.6 million at March 31, 2024, or 30.82% of total Bank deposits compared to $777.8 million at December 31, 2023, or 30.22% of total Bank deposits. Adjusted uninsured deposit estimate (which excludes deposits collateralized by public funds and internal accounts) were $459.9 million at March 31, 2024, or 18.04% of total Bank deposits compared to $453.1 million at December 31, 2023, or 17.60% of total Bank deposits. Adjusted uninsured deposits represent a small percentage of our overall deposits, which increases the stability of our deposit base and lowers our overall funding risk.

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
See Note 8 to our consolidated financial statements as of March 31, 2024, included elsewhere in this Form 10-Q, for a table setting forth the financial instruments that were outstanding whose contract amounts represent credit risk and more information regarding our off-balance sheet arrangements as of March 31, 2024 and December 31, 2023.
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
To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, the Company and the Bank have established multiple borrowing sources to augment their funds management. The Company has borrowing capacity through membership of the FHLB program. The Bank has also established overnight borrowing for Federal Funds purchased through various correspondent banks. There were no outstanding balances of Federal Funds purchased at March 31, 2024 and December 31, 2023, respectively.
Cash and cash equivalents at March 31, 2024 and December 31, 2023 were $94.7 million and $83.3 million, respectively. Cash and cash equivalents has increased since year end 2023, primarily due to sales of investment securities and portfolio loans. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs without any material adverse impact on our operating results.
Liquidity management involves the matching of cash flow requirements of customers and the ability of the Company to manage those requirements. These requirements of customers include, but are not limited to, deposits being withdrawn or providing assurance to borrowers that sufficient funds are available to meet their credit needs. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term assets at any given time will adequately cover any reasonably anticipated need for funds. Additionally, we maintain relationships with correspondent banks, which could provide funds on short notice, if needed. We have also invested in FHLB stock for the purpose of establishing credit lines with the FHLB. At March 31, 2024 and December 31, 2023, we had $155.0 million and $175.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $605.9 million and $596.2 million of additional borrowing availability with the FHLB at March 31, 2024 and December 31, 2023, respectively.
Other sources of liquidity include overnight borrowings from the Federal Reserve Discount Window of $98.3 million of which there was no outstanding balance at March 31, 2024. The Company also had unencumbered securities of $469.2 million, $66.6 million in FRB Reserves and $26.7 million in other cash and due from banks as of March 31, 2024. Unencumbered investment securities provide the ability to either be pledged as collateral with borrowing sources or sold and converted to cash.
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
The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company's and the Bank’s capital ratios as of March 31, 2024 and December 31, 2023. The Company and the Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of March 31, 2024 and December 31, 2023. There have been no conditions or events since March 31,

2024 that management believes would change this classification.

Table 10 - Capital Ratio Requirements
	Minimum Requirement	Well-capitalized
Risk-based ratios:
Common equity tier 1 capital (CET1)	4.5%	6.5%
Tier 1 capital	6.0	8.0
Total capital	8.0	10.0
Leverage ratio	4.0	5.0

Table 11 - Capital Ratios
Company	March 31, 2024	December 31, 2023
CET1 risk-based capital ratio	11.90%	11.66%
Tier 1 risk-based capital ratio	13.04	12.77
Total risk-based capital ratio	15.79	15.47
Leverage ratio	9.19	9.17

Colony Bank
CET1 risk-based capital ratio	13.37%	12.94%
Tier 1 risk-based capital ratio	13.37	12.94
Total risk-based capital ratio	14.31	13.85
Leverage ratio	9.43	9.28

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
The following table presents our interest sensitivity position at the dates indicated.

Table 12 - Interest Sensitivity
	Increase (Decrease) in Net Interest Income from Base Scenario at
	March 31, 2024	December 31, 2023
Changes in rates
200 basis point increase	2.67%	0.97%
100 basis point increase	1.41	0.54
100 basis point decrease	0.24	2.03
See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s 2023 Form 10-K for additional disclosures related to market and interest rate risk.
There are no material changes during the period covered by this Report to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” previously disclosed in the Company's 2023 Form 10-K.

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
During the quarter ended March 31, 2024, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.

ITEM 1A – RISK FACTORS
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in "Part I - Item IA - Risk Factors” of the Company’s 2023 Form 10-K, which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
There are no material changes during the period covered by this Report to the risk factors previously disclosed in the Company's 2023 Form 10-K.

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) There were no unregistered shares of the Company’s common stock sold during the three-month period ended March 31, 2024.
(b) Not applicable.
(c) On March 22, 2024, the Board of Directors of the Company authorized the extension of the stock buyback program which had originally been approved in October 2022 to expire on December 31, 2023, under which the Company may repurchase up to $12 million of its outstanding common stock. As of March 31, 2024, there is $11.5 million remaining available to be repurchased. The authorization extends the program until the end of 2024. There were no repurchases of our common stock during the first quarter of 2024.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 – OTHER INFORMATION
Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2024.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2024 and 2023; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

104	The cover page from Colony Bankcorp’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024 (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colony Bankcorp, Inc.

/s/ T. Heath Fountain
Date: May 9, 2024	T. Heath Fountain
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	/s/ Derek Shelnutt
Derek Shelnutt
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)