Form 10-Q
period 2024-06-30
COLONY BANKCORP INC
filed 2024-08-08
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with the new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 6, 2024, the registrant had 17,589,884 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$22,404	$25,339
Federal funds sold and interest-bearing deposits in banks	59,598	57,983
Cash and cash equivalents	82,002	83,322
Investment securities available-for-sale, at fair value (amortized cost $424,685 and $455,294, respectively)	376,580	407,382
Investment securities held-to-maturity, at amortized cost (fair value $393,359 and $405,576, respectively)	442,945	449,031
Other investments	18,491	16,868
Loans held for sale	40,132	27,958
Loans, net of unearned income	1,865,574	1,883,470
Allowance for credit losses	(18,806)	(18,371)
Loans, net	1,846,768	1,865,099
Premises and equipment	38,343	39,870
Other real estate owned	582	448
Goodwill	48,923	48,923
Other intangible assets	3,535	4,192
Bank-owned life insurance	57,173	56,925
Deferred income taxes, net	24,164	25,405
Other assets	28,269	27,999
Total assets	$3,007,907	$3,053,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$437,623	$498,992
Interest-bearing	2,022,602	2,045,798
Total deposits	2,460,225	2,544,790
Federal Home Loan Bank advances	205,000	175,000
Other borrowings	62,992	63,445
Other liabilities	14,947	15,252
Total liabilities	2,743,164	2,798,487

Stockholders' equity:
Preferred stock, stated value $1,000; 10,000,000 shares authorized, none issued or outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, par value $1.00 per share; 50,000,000 shares authorized, 17,538,611 and 17,564,182 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	17,539	17,564
Paid in capital	169,132	168,614
Retained earnings	131,256	124,400
Accumulated other comprehensive loss, net of tax	(53,184)	(55,643)
Total stockholders' equity	264,743	254,935
Total liabilities and stockholders' equity	$3,007,907	$3,053,422
See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest income
Loans, including fees	$27,604	$24,067	$54,701	$46,220
Investment securities	5,048	5,989	10,569	11,849
Deposits with other banks and short term investments	684	708	1,376	1,065
Total interest income	33,336	30,764	66,646	59,134

Interest expense
Deposits	12,106	8,556	24,198	13,555
Federal funds purchased	—	47	—	135
Federal Home Loan Bank advances	1,821	1,947	3,392	3,573
Other borrowings	1,000	1,033	1,993	2,122
Total interest expense	14,927	11,583	29,583	19,385

Net interest income	18,409	19,181	37,063	39,749
Provision for credit losses	650	200	1,650	1,100
Net interest income after provision for credit losses	17,759	18,981	35,413	38,649

Noninterest income
Service charges on deposits	2,288	2,027	4,662	3,941
Mortgage fee income	1,442	2,014	2,691	3,197
Gain on sales of SBA loans	2,347	1,105	4,393	2,162
Loss on sales of securities	(425)	—	(980)	—
Interchange fees	2,078	2,131	4,105	4,199
BOLI Income	398	358	931	689
Insurance commissions	420	449	886	909
Other	949	868	2,296	1,514
Total noninterest income	9,497	8,952	18,984	16,611

Noninterest expense
Salaries and employee benefits	12,277	13,348	24,296	25,957
Occupancy and equipment	1,475	1,499	2,982	3,121
Information technology expenses	2,227	2,001	4,338	4,342
Professional fees	704	881	1,537	1,596
Advertising and public relations	967	673	1,927	1,666
Communications	216	192	442	486
Other	2,464	2,838	5,205	5,429
Total noninterest expense	20,330	21,432	40,727	42,597
Income before income taxes	6,926	6,501	13,670	12,663
Income taxes	1,452	1,199	2,863	2,318
Net income	$5,474	$5,302	$10,807	$10,345
Earnings per common share:
Basic	$0.31	$0.30	$0.62	$0.59
Diluted	0.31	0.30	0.62	0.59
Dividends declared per share	0.1125	0.1100	0.2250	0.2200
Weighted average common shares outstanding:
Basic	17,551,007	17,580,557	17,555,609	17,588,081
Diluted	17,551,007	17,580,557	17,555,609	17,588,081

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$5,474	$5,302	$10,807	$10,345
Other comprehensive income (loss):
Net unrealized gains (losses) on securities arising during the period	(326)	(8,433)	(1,126)	(809)
Tax effect	68	1,556	235	148
Reclassification adjustment for amortization of unrealized holding losses from the transfer of securities from available-for-sale to held-to-maturity	1,222	4,889	2,344	4,880
Tax effect	(256)	(902)	(491)	(893)
Realized losses on sales of available-for-sale securities included in net income	425	—	980	—
Tax effect	(89)	—	(205)	—
Unrealized gains on derivative instruments designated as cash flow hedges	336	253	1,264	253
Tax effect	(70)	(47)	(265)	(47)
Realized gains on derivative instruments recognized in net income	(177)	(9)	(351)	(9)
Tax effect	37	2	74	2
Total other comprehensive income (loss)	1,170	(2,691)	2,459	3,525
Comprehensive income	$6,644	$2,611	$13,266	$13,870

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

(dollars in thousands, except per share data)	Common Stock
Three Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, March 31, 2024	17,558,611	$17,559	$168,951	$127,758	$(54,354)	$259,914
Other comprehensive loss	—	—	—	—	1,170	1,170
Dividends on common shares ($0.1125 per share)	—	—	—	(1,976)	—	(1,976)
Issuance of common stock	—	—	—	—	—	—
Issuance of restricted stock, net of forfeitures	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock	—	—	—	—	—	—
Repurchase of shares	(20,000)	(20)	(219)	—	—	(239)
Stock-based compensation expense	—	—	400	—	—	400
Net income	—	—	—	5,474	—	5,474
Balance, June 30, 2024	17,538,611	$17,539	$169,132	$131,256	$(53,184)	$264,743

Balance, March 31, 2023	17,593,879	$17,594	$167,922	$113,485	$(60,224)	$238,777
Other comprehensive loss	—	—	—	—	(2,691)	(2,691)
Dividends on common shares ($0.1100 per share)	—	—	—	(1,930)	—	(1,930)
Issuance of restricted stock, net of forfeitures	(10,217)	(10)	10	—	—	—
Tax withholding related to vesting of restricted stock	(520)	(1)	(4)	—	—	(5)
Repurchase of shares	(41,481)	(41)	(365)	—	—	(406)
Stock-based compensation expense	—	—	408	—	—	408
Net income	—	—	—	5,302	—	5,302
Balance, June 30, 2023	17,541,661	$17,542	$167,971	$116,857	$(62,915)	$239,455

(dollars in thousands, except per share data)	Common Stock
Six Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2023	17,564,182	$17,564	$168,614	$124,400	$(55,643)	$254,935
Other comprehensive income	—	—	—	—	2,459	2,459
Dividends on common shares ($0.2250 per share)	—	—	—	(3,951)	—	(3,951)
Issuance of restricted stock, net of forfeitures	(594)	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(4,977)	(5)	(61)	—	—	(66)
Repurchase of shares	(20,000)	(20)	(219)	—	—	(239)
Stock-based compensation expense	—	—	798	—	—	798
Net income	—	—	—	10,807	—	10,807
Balance, June 30, 2024	17,538,611	$17,539	$169,132	$131,256	$(53,184)	$264,743

Balance, December 31, 2022	17,598,123	$17,598	$167,537	$111,573	$(66,440)	$230,268
Cumulative change in accounting principle for ASU 2016-13, net of tax (1)	—	—	—	(1,198)	—	(1,198)
Other comprehensive income	—	—	—	—	3,525	3,525
Dividends on common shares ($0.2200 per share)	—	—	—	(3,863)	—	(3,863)
Issuance of restricted stock, net of forfeitures	(8,671)	(9)	9	—	—	—
Tax withholding related to vesting of restricted stock	(6,310)	(6)	(72)	—	—	(78)
Repurchase of shares	(41,481)	(41)	(365)	—	—	(406)
Stock-based compensation expense	—	—	862	—	—	862
Net income	—	—	—	10,345	—	10,345
Balance, June 30, 2023	17,541,661	$17,542	$167,971	$116,857	$(62,915)	$239,455
 (1) Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2016-13: CECL

See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
(dollars in thousands)	June 30, 2024	June 30, 2023
Operating Activities
Net income	$10,807	$10,345
Adjustments reconciling net income to net cash provided by operating activities:
Provision for credit losses	1,650	1,100
Depreciation, amortization, and accretion	4,230	4,512
Equity method investment loss	(117)	(95)
Share-based compensation expense	798	862
Net change in servicing asset	(743)	(373)
Loss on sales of securities, available-for-sale	980	—
Gain on sales of SBA loans	(4,393)	(2,162)
Gain on sales of other real estate owned	(174)	(13)
Writedown of bank building	197	—
Gain on sales of premises & equipment	(10)	(107)
Originations of loans held for sale	(140,472)	(134,992)
Proceeds from sales of loans held for sale	132,691	126,629
Change in bank-owned life insurance	(948)	(702)
Deferred tax benefit	400	(544)
Change in other assets	1,442	(279)
Change in other liabilities	(189)	2,483
Net cash provided by operating activities	6,149	6,664
Investing Activities
Purchases of investment securities, available-for-sale	(23,217)	(3,914)
Proceeds from maturities, calls, and paydowns of investment securities, available-for-sale	34,221	15,925
Proceeds from sales of investment securities, available-for-sale	17,750	—
Proceeds from maturities, calls and paydowns of securities, held-to-maturity	7,150	13,359
Change in loans, net	16,105	(102,403)
Purchase of premises and equipment	(231)	(2,073)
Proceeds from sales of premises and equipment	10	125
Proceeds from sales of other real estate owned	870	215
Proceeds from bank-owned life insurance	700	—
Redemption of other investments	—	800
Redemption (purchase) of Federal Home Loan Bank Stock	(1,506)	(1,395)
Net cash provided by (used in) investing activities	51,852	(79,361)
Financing Activities
Change in noninterest-bearing customer deposits	(61,369)	(28,051)
Change in interest-bearing customer deposits	(23,196)	164,265
Dividends paid for common stock	(3,951)	(3,863)
Repayments on Federal Home Loan Bank Advances	(140,000)	(575,000)
Proceeds from Federal Home Loan Bank Advances	170,000	605,000
Repayments on other borrowings	(20,000)	(15,000)
Proceeds from other borrowings	20,000	—
Redemption of subordinated debt	(500)	—
Repurchase of shares	(239)	(406)
Tax withholding related to vesting of restricted stock	(66)	(78)
Net cash provided by (used in) financing activities	(59,321)	146,867
Net increase in cash and cash equivalents	(1,320)	74,170
Cash and cash equivalents at beginning of period	83,322	80,678
Cash and cash equivalents at end of period	$82,002	$154,848

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)

	Six Months Ended
(dollars in thousands)	June 30, 2024	June 30, 2023
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$30,019	$17,954
Cash paid during the period for income taxes	2,911	1,930
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
The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results which may be expected for the year ending December 31, 2024. These statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).
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
Concentrations of Credit Risk
Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At June 30, 2024, approximately 83% of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

contractual obligations is dependent upon the viability of the real estate economic sector. Management continues to monitor these concentrations and has considered these concentrations in its allowance for credit loss analysis.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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
Allowance for Credit Losses – Held-to-Maturity ("HTM") Securities
Management measures current expected credit losses on HTM debt securities on a collective basis by major security type. The estimate of current expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management classifies the HTM portfolio into the following major security types: U.S. treasury securities, U.S. agency securities, State, county & municipal securities, and Mortgage-backed securities. Accrued interest receivable on HTM debt is excluded from the estimate of credit losses.
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
Allowance for Credit Losses – Available-for-Sale ("AFS") Securities
For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.
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
Changes in Accounting Principles
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-04, Reference Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The updated guidance was originally effective for all entities from March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06 which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company has adopted this ASU with no material impact to its financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This ASU was issued to improve segment reporting disclosures. The amendments in this ASU improve financial reporting by requiring disclosure of incremental segment information including significant segment expenses regularly provided to the chief operating decision maker as well as the amount and composition of other segment items on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Retrospective application is required in all prior periods unless impracticable to do so. The amendments in this standard will be effective for the Company for the fiscal year ended December 31, 2024 and subsequent interim periods. The Company is currently evaluating the impact of the incremental segment information that will be required to be disclosed as well as the impact to the Segment Reporting footnote.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures ("ASU 2023-09"). This ASU was issued to enhance the transparency and decision usefulness of income tax disclosures. The ASU addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Retrospective application in all prior periods is permitted. The amendments in this standard will be effective for the Company on January 1, 2025. The Company is currently evaluating the impact of the incremental income taxes information that will be required to be disclosed as well as the impact to the Income Taxes footnote.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(2) Investment Securities
The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)
June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale:
U.S. treasury securities	$7,068	$—	$(10)	$7,058
U.S. agency securities	4,238	—	(390)	3,848
Asset backed securities	22,182	2	(274)	21,910
State, county & municipal securities	113,089	—	(15,924)	97,165
Corporate debt securities	53,337	—	(6,613)	46,724
Mortgage-backed securities	224,771	173	(25,069)	199,875
Total	$424,685	$175	$(48,280)	$376,580

June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity:
U.S. treasury securities	$94,150	$—	$(3,986)	$90,164
U.S. agency securities	16,218	—	(1,498)	14,720
State, county & municipal securities	136,942	17	(15,586)	121,373
Mortgage-backed securities	195,635	—	(28,533)	167,102
Total	$442,945	$17	$(49,603)	$393,359

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale:
U.S. treasury securities	$500	$—	$(2)	$498
U.S. agency securities	4,500	—	(361)	4,139
Asset backed securities	25,035	—	(405)	24,630
State, county & municipal securities	124,524	6	(15,494)	109,036
Corporate debt securities	53,834	16	(6,460)	47,390
Mortgage-backed securities	246,901	36	(25,248)	221,689
Total	$455,294	$58	$(47,970)	$407,382

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity:
U.S. treasury securities	$93,306	$—	$(3,212)	$90,094
U.S. agency securities	16,282	—	(1,424)	14,858
State, county & municipal securities	136,685	356	(13,859)	123,182
Mortgage-backed securities	202,758	—	(25,316)	177,442
Total	$449,031	$356	$(43,811)	$405,576

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The Company elected to exclude accrued interest receivable from the amortized cost basis of available-for-sale and held-to-maturity securities disclosed throughout this note. As of June 30, 2024 and December 31, 2023, accrued interest receivable for available-for-sale and held-to-maturity securities totaled $2.2 million and $2.4 million, and $1.9 million and $1.9 million, respectively, and is included in the "Other assets" line item on the Company’s consolidated balance sheet.

The amortized cost and fair value of investment securities as of June 30, 2024, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,283	$9,231	$19,839	$19,580
Due after one year through five years	16,080	14,713	88,816	84,362
Due after five years through ten years	101,749	87,331	67,878	59,370
Due after ten years	72,802	65,430	70,777	62,945
	$199,914	$176,705	$247,310	$226,257

Mortgage-backed securities	224,771	199,875	195,635	167,102
	$424,685	$376,580	$442,945	$393,359
Proceeds from the sale of investment securities totaled $9.2 million and $17.8 million for the three and six month periods ended June 30, 2024, respectively, and resulted in gross realized losses of $425,000 and $980,000 for each respective period. The purpose of these sales in 2024 was to restructure underperforming assets and reinvest at higher yields. The sales do not impact our ability to hold the remaining available-for-sale securities, and we are not in a position to be required to sell any remaining securities at this time. The Company had no sales of investment securities for the three and six month periods ended June 30, 2023.
Investment securities having a carrying value of approximately $364.4 million and $429.9 million were pledged to secure public deposits and for other purposes as of June 30, 2024 and December 31, 2023, respectively.
Information pertaining to available-for-sale securities with gross unrealized losses at June 30, 2024 and December 31, 2023 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2024
U.S. treasury securities	$7,058	$(10)	$—	$—	$7,058	$(10)
U.S. agency securities	—	—	3,848	(390)	3,848	(390)
Asset backed securities	10,079	(62)	10,753	(212)	20,832	(274)
State, county & municipal securities	1,802	(155)	95,148	(15,769)	96,950	(15,924)
Corporate debt securities	2,844	(556)	43,880	(6,057)	46,724	(6,613)
Mortgage-backed securities	2,331	(7)	183,863	(25,062)	186,194	(25,069)
	$24,114	$(790)	$337,492	$(47,490)	$361,606	$(48,280)

December 31, 2023
U.S. treasury securities	$—	$—	$498	$(2)	$498	$(2)
U.S. agency securities	—	—	4,139	(361)	4,139	(361)
Asset backed securities	6,196	(75)	17,424	(330)	23,620	(405)
State, county & municipal securities	1,033	(138)	107,443	(15,356)	108,476	(15,494)
Corporate debt securities	1,446	(105)	45,044	(6,355)	46,490	(6,460)
Mortgage-backed securities	5,921	(49)	212,876	(25,199)	218,797	(25,248)
	$14,596	$(367)	$387,424	$(47,603)	$402,020	$(47,970)
Information pertaining to held-to-maturity securities with gross unrealized losses at June 30, 2024 and December 31, 2023 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2024
U.S. treasury securities	$—	$—	$90,164	$(3,986)	$90,164	$(3,986)
U.S. agency securities	—	—	14,720	(1,498)	14,720	(1,498)
State, county & municipal securities	11,588	(213)	103,719	(15,373)	115,307	(15,586)
Mortgage-backed securities	—	—	167,102	(28,533)	167,102	(28,533)
	$11,588	$(213)	$375,705	$(49,390)	$387,293	$(49,603)

December 31, 2023
U.S. treasury securities	$—	$—	$90,094	$(3,212)	$90,094	$(3,212)
U.S. agency securities	—	—	14,858	(1,424)	14,858	(1,424)
State, county & municipal securities	1,461	(78)	103,500	(13,781)	104,961	(13,859)
Mortgage-backed securities	—	—	177,442	(25,316)	177,442	(25,316)
	$1,461	$(78)	$385,894	$(43,733)	$387,355	$(43,811)

Management evaluates available-for-sale securities in an unrealized loss position at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities in an unrealized loss position as of June 30, 2024, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on management's review, the Company's available-for-sale securities have no expected credit losses and no related allowance for credit losses has been established.
The Company uses a systematic methodology to determine its ACL for debt securities held-to-maturity considering the effects of past events, current conditions, and reasonable and supportable forecasts on the collectibility of the portfolio. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. The Company monitors the held-to-maturity portfolio on a quarterly basis to determine whether a valuation account would need to be recorded. Based on management's review, the Company's held-to-maturity securities have no expected credit losses and no related allowance for credit losses has been established.
At June 30, 2024, there were 261 available-for-sale securities and 155 held-to-maturity securities that had unrealized losses. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are due to reasons of credit quality.
The Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), as amended on January 1, 2023 which included evaluation of expected credit losses on debt securities. As part of the Company's calculated credit losses, the allowance for credit losses on investment securities was determined to be de minimis due to the high credit quality of the portfolio, which includes securities issued or guaranteed by the U.S. treasury and U.S. government agencies and high quality municipalities. Therefore, no allowance for credit losses was recorded as of June 30, 2024. See Note 1 for additional details on the allowance for credit losses as it relates to the securities portfolio.
(3) Loans
The following table presents the composition of loans segregated by class of loans, as of June 30, 2024 and December 31, 2023.

(dollars in thousands)	June 30, 2024	December 31, 2023
Construction, land & land development	$199,916	$247,146
Other commercial real estate	985,102	974,375
Total commercial real estate	1,185,018	1,221,521
Residential real estate	360,847	356,234
Commercial, financial & agricultural	242,205	242,756
Consumer and other	77,504	62,959
Total Loans	$1,865,574	$1,883,470

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Included in the above table are government guaranteed loans totaling $96.3 million at June 30, 2024 and $86.8 million at December 31, 2023. The following table presents the composition of government guaranteed loans segregated by class of loans for each respective period.

(dollars in thousands)	June 30, 2024	December 31, 2023
Construction, land & land development	$4,190	$7,027
Other commercial real estate	52,444	40,852
Total commercial real estate	56,634	47,879
Residential real estate	9,377	12,170
Commercial, financial & agricultural	30,254	26,716
Consumer and other	—	—
Total Loans	$96,265	$86,765

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of June 30, 2024 and December 31, 2023, accrued interest receivable for loans totaled $8.8 million and $8.8 million, respectively, and is included in the "Other assets" line item on the Company’s consolidated balance sheet.

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
The Company uses a risk grading matrix to assign a risk grade to each of its loans. For commercial loans over $500,000, loans are graded on a scale of 1 to 10. A description of the general characteristics of the grades is as follows:
•Grades 1, 2 and 3 - Loans with these assigned risk grades range from virtual absence of risk to minimal risk. Such loans may be secured by Company-issued and controlled certificates of deposit or properly margined equity securities or bonds. Other loans comprising these grades are made to companies that have been in existence for a long period of time with many years of consecutive profits and strong equity, good liquidity, excellent debt service ability and unblemished past performance, or to exceptionally strong individuals with collateral of unquestioned value that fully secures the loans. Loans in this category fall into the “pass” classification.
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
•Grades 7 and 8 - These grades include “substandard” loans in accordance with regulatory guidelines. This category includes borrowers with well-defined weaknesses that jeopardize the payment of the debt in accordance with the agreed terms. Loans considered to be impaired are assigned grade 8, and these loans often have assigned loss allocations as part of the allowance for credit losses. Generally, loans on which interest accrual has been stopped would be included in this grade range.
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
For smaller commercial loans (under $500,000) and consumer loans, the Company began using behavioral based risk grades during the second quarter of 2024. These loans are assigned risk grades of 98 or 99 based on payment performance with the Company.
◦Grade 98 - Loans assigned this risk grade indicates a "pass" credit.
◦Grade 99 - Loans assigned this risk grade indicates a "substandard" credit and is moved to a nonaccrual status.
The following tables present the loan portfolio segregated by class of loans and the risk category of term loans by vintage year, which is the year of origination or most recent renewal, as of June 30, 2024 and December 31, 2023. Those loans with a risk grade of 1, 2, 3, 4, 5 and 98 have been combined in the pass line for presentation purposes. Loans with a risk grade of 7, 8 and 99 have been combined in the substandard line. There were no loans with a risk rating of "doubtful" or "loss" at June 30, 2024 or December 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolvers	Revolvers converted to term loans	Total
June 30, 2024
Construction, land & land development
Risk rating
Pass	$44,124	$70,360	$51,070	$24,673	$2,727	$6,273	$63	$—	$199,290
Special Mention	—	291	—	—	—	—	281	—	572
Substandard	—	—	—	—	—	54	—	—	54
Total Construction, land & land development	44,124	70,651	51,070	24,673	2,727	6,327	344	—	199,916

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate
Risk rating
Pass	13,935	83,226	348,545	192,294	81,713	208,832	22,835	2,177	953,557
Special Mention	812	1,400	4,654	457	1,470	7,612	610	539	17,554
Substandard	—	1,590	10,118	396	355	725	807	—	13,991
Total Other commercial real estate	14,747	86,216	363,317	193,147	83,538	217,169	24,252	2,716	985,102

Current period gross write offs	—	—	—	—	—	20	—	—	20

Residential real estate
Risk rating
Pass	8,407	83,088	118,146	50,323	20,485	49,756	23,929	1,283	355,417
Special Mention	—	1,238	—	—	—	2,024	—	—	3,262
Substandard	—	—	552	357	69	1,190	—	—	2,168
Total Residential real estate	8,407	84,326	118,698	50,680	20,554	52,970	23,929	1,283	360,847

Current period gross write offs	—	—	340	—	—	—	—	—	340

Commercial, financial & agricultural
Risk rating
Pass	31,715	52,528	41,998	16,573	10,535	16,555	64,512	608	235,024
Special Mention	—	598	—	95	173	—	241	—	1,107
Substandard	71	712	2,076	1,804	361	272	771	7	6,074

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Total Commercial, financial & agricultural	31,786	53,838	44,074	18,472	11,069	16,827	65,524	615	242,205

Current period gross write offs	23	350	432	179	20	10	—	—	1,014

Consumer and other
Risk rating
Pass	36,250	34,034	3,065	1,397	832	1,422	425	11	77,436
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	60	—	1	3	4	—	—	68
Total Consumer and other	36,250	34,094	3,065	1,398	835	1,426	425	11	77,504

Current period gross write offs	—	186	23	—	—	42	—	—	251

Total Loans
Risk rating
Pass	134,431	323,236	562,824	285,260	116,292	282,838	111,764	4,079	1,820,724
Special Mention	812	3,527	4,654	552	1,643	9,636	1,132	539	22,495
Substandard	71	2,362	12,746	2,558	788	2,245	1,578	7	22,355
Total Loans	$135,314	$329,125	$580,224	$288,370	$118,723	$294,719	$114,474	$4,625	$1,865,574

Total current period gross write offs	$23	$536	$795	$179	$20	$72	$—	$—	$1,625

	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolvers	Revolvers converted to term loans	Total
December 31, 2023
Construction, land & land development
Risk rating
Pass	$112,587	$91,981	$27,332	$5,654	$1,000	$5,765	$605	$31	$244,955
Special Mention	792	—	25	—	—	29	282	—	1,128
Substandard	—	888	4	—	20	151	—	—	1,063
Total Construction, land & land development	113,379	92,869	27,361	5,654	1,020	5,945	887	31	247,146

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate
Risk rating
Pass	61,816	341,656	204,145	88,629	79,123	145,374	24,158	2,031	946,932
Special Mention	75	3,251	766	2,113	5,733	4,694	545	48	17,225
Substandard	2,303	2,615	211	—	486	4,395	208	—	10,218
Total Other commercial real estate	64,194	347,522	205,122	90,742	85,342	154,463	24,911	2,079	974,375

Current period gross write offs	—	—	69	—	—	—	—	—	69

Residential real estate
Risk rating
Pass	78,088	116,704	50,986	21,892	8,510	43,038	22,642	100	341,960
Special Mention	856	466	10	50	679	4,687	424	—	7,172
Substandard	—	1,169	384	296	272	4,735	246	—	7,102

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Total Residential real estate	78,944	118,339	51,380	22,238	9,461	52,460	23,312	100	356,234

Current period gross write offs	253	492	26	—	—	—	—	—	771

Commercial, financial & agricultural
Risk rating
Pass	66,820	51,439	21,673	12,489	4,734	14,002	58,607	306	230,070
Special Mention	4,186	894	376	745	188	40	974	—	7,403
Substandard	164	1,872	1,979	190	25	165	866	22	5,283
Total Commercial, financial & agricultural	71,170	54,205	24,028	13,424	4,947	14,207	60,447	328	242,756

Current period gross write offs	150	168	408	200	9	134	—	—	1,069

Consumer and other
Risk rating
Pass	53,117	4,021	2,004	1,240	925	908	462	1	62,678
Special Mention	79	42	38	12	25	1	—	—	197
Substandard	43	20	3	5	4	9	—	—	84
Total Consumer and other	53,239	4,083	2,045	1,257	954	918	462	1	62,959

Current period gross write offs	9	12	10	2	—	2	—	—	35

Total Loans
Risk rating
Pass	372,428	605,801	306,140	129,904	94,292	209,087	106,474	2,469	1,826,595
Special Mention	5,988	4,653	1,215	2,920	6,625	9,451	2,225	48	33,125
Substandard	2,510	6,564	2,581	491	807	9,455	1,320	22	23,750
Total Loans	$380,926	$617,018	$309,936	$133,315	$101,724	$227,993	$110,019	$2,539	$1,883,470

Total current period gross write offs	$412	$672	$513	$202	$9	$136	$—	$—	$1,944

A loan’s risk grade is assigned at loan origination and is based on the financial strength of the borrower and the type of collateral. Loan risk grades are subject to review at various times throughout the year as part of the Company’s ongoing loan review process. Loans with an assigned risk grade of 7, 8, 9, 10 or 99 and an outstanding balance of $500,000 or more are reassessed on a quarterly basis. During this reassessment process individual reserves may be identified and placed against certain loans which are not considered impaired.
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
Collateral-Dependent Loans
We classify a loan as collateral-dependent when our borrower is experiencing financial difficulty, and we expect repayment to be provided substantially through the operation or sale of collateral. Our commercial loans have collateral that is comprised of real estate and business assets. Our consumer loans have collateral that is substantially comprised of residential real estate. The Company had $1.4 million in collateral-dependent loans at June 30, 2024 and December 31, 2023.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the three and six month periods ended June 30, 2024.
The following table presents the aging of the amortized cost basis of loans by aging category and accrual status as of June 30, 2024 and December 31, 2023:

(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
June 30, 2024
Construction, land & land development	$4	$—	$4	$54	$199,858	$199,916
Other commercial real estate	1,071	—	1,071	1,894	982,137	985,102
Total commercial real estate	1,075	—	1,075	1,948	1,181,995	1,185,018
Residential real estate	4,999	—	4,999	2,131	353,717	360,847
Commercial, financial & agricultural	488	—	488	2,520	239,197	242,205
Consumer and other	251	41	292	70	77,142	77,504
Total Loans	$6,813	$41	$6,854	$6,669	$1,852,051	$1,865,574

December 31, 2023
Construction, land & land development	$812	$—	$812	$85	$246,249	$247,146
Other commercial real estate	1,796	—	1,796	4,219	968,360	974,375
Total commercial real estate	2,608	—	2,608	4,304	1,214,609	1,221,521
Residential real estate	2,503	350	2,853	3,561	349,820	356,234
Commercial, financial & agricultural	775	—	775	1,956	240,025	242,756
Consumer and other	183	20	203	18	62,738	62,959
Total Loans	$6,069	$370	$6,439	$9,839	$1,867,192	$1,883,470

The following tables display a summary of the Company's nonaccrual loans by major categories for the periods indicated.

	June 30, 2024
(dollars in thousands)	Nonaccrual Loans with No Related ACL	Nonaccrual Loans with a Related ACL	Total Nonaccrual Loans

Construction, land & land development	$—	$54	$54
Other commercial real estate	—	1,894	1,894
Total commercial real estate	—	1,948	1,948
Residential real estate	—	2,131	2,131
Commercial, financial & agricultural	—	2,520	2,520
Consumer and other	—	70	70
Total Loans	$—	$6,669	$6,669

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2023
(dollars in thousands)	Nonaccrual Loans with No Related ACL	Nonaccrual Loans with a Related ACL	Total Nonaccrual Loans

Construction, land & land development	$27	$58	$85
Other commercial real estate	2,806	1,413	4,219
Total commercial real estate	2,833	1,471	4,304
Residential real estate	725	2,836	3,561
Commercial, financial & agricultural	—	1,956	1,956
Consumer and other	—	18	18
Total Loans	$3,558	$6,281	$9,839
Interest income recorded on nonaccrual loans during the three months ended June 30, 2024 and 2023 was $135,000 and $206,000, respectively. Interest income recorded on nonaccrual loans during the six months ended June 30, 2024 and 2023 was $217,000 and $360,000, respectively.
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
The following tables present loans modified due to a financial difficulty under the above terms during the three and six month periods ended June 30, 2024.

	Three months ended June 30, 2024
(dollars in thousands)	Term Extension	Payment Delay	Term Extension and Payment Delay	Total*

Commercial, financial & agricultural	—	377	—	377
Total Loans	$—	$377	$—	$377
*less than .05% of total class of receivable
There was one loan in the above category for the three months ended June 30, 2024. The commercial, financial & agricultural loan had been given a payment delay.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2024
(dollars in thousands)	Term Extension	Payment Delay	Term Extension and Payment Delay	Total*

Commercial real estate	$131	$—	$145	$276
Commercial, financial & agricultural	—	377	40	417
Total Loans	$131	$377	$185	$693
*less than .05% of total class of receivable
There were a total of four loans in the above categories for the six months ended June 30, 2024. The commercial real estate loans consist of two loans, each with a term extension of one year with one loan also given a payment delay. There were two commercial, financial & agricultural loans, each of which had been given a payment delay and one with a term extension of five years.
The Company had no loans that subsequently defaulted during the three and six month periods ended June 30, 2024 and for the year ended December 31, 2023.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(4) Allowance for Credit Losses
The ACL for loans represents management's estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet. The following tables present the balance sheet activity in the ACL by portfolio segment for loans for the three and six month periods ended June 30, 2024 and June 30, 2023.

(dollars in thousands)	Balance, March 31, 2024	Charge-Offs	Recoveries	Provision for credit losses on loans	Balance, June 30, 2024
Three Months Ended June 30, 2024
Construction, land & land development	$2,046	$—	$1	$(752)	$1,295
Other commercial real estate	7,389	—	9	(2)	7,396
Total commercial real estate	9,435	—	10	(754)	8,691
Residential real estate	5,327	(270)	39	894	5,990
Commercial, financial & agricultural	2,020	(356)	37	314	2,015
Consumer and other	1,875	(131)	4	362	2,110
Total allowance for credit losses on loans	$18,657	$(757)	$90	$816	$18,806

(dollars in thousands)	Balance, December 31, 2023	Charge-Offs	Recoveries	Provision for credit losses on loans	Balance, June 30, 2024
Six Months Ended June 30, 2024
Construction, land & land development	$2,204	$—	$2	$(911)	1,295
Other commercial real estate	7,064	(20)	18	334	7,396
Total commercial real estate	9,268	(20)	20	(577)	8,691
Residential real estate	5,105	(340)	207	1,018	5,990
Commercial, financial & agricultural	2,110	(1,014)	59	860	2,015
Consumer and other	1,888	(251)	8	465	2,110
Total allowance for credit losses on loans	$18,371	$(1,625)	$294	$1,766	$18,806

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Balance, March 31, 2023	Charge-Offs	Recoveries	Provision for credit losses on loans	Balance, June 30, 2023
Three Months Ended June 30, 2023
Construction, land & land development	$2,342	$—	$5	$(66)	$2,281
Other commercial real estate	8,122	—	11	600	8,733
Total commercial real estate	10,464	—	16	534	11,014
Residential real estate	4,112	—	26	(1,496)	2,642
Commercial, financial & agricultural	1,657	(170)	160	1,337	2,984
Consumer and other	366	—	5	55	426
Total allowance for loan losses	$16,599	$(170)	$207	$430	$17,066

(dollars in thousands)	Balance December 31, 2021		Charge-Offs	Recoveries	Provision	Balance, September 30, 2022
Six Months Ended June 30, 2023	Balance December 31, 2022	Adoption of ASU 2016-13	Charge-Offs	Recoveries	Provision for credit losses on loans	Balance, June 30, 2023
Construction, land & land development	$1,959	$148	$—	$8	$166	$2,281
Other commercial real estate	8,886	(630)	—	25	452	8,733
Total commercial real estate	10,845	(482)	—	33	618	11,014
Residential real estate	2,354	1,053	—	37	(802)	2,642
Commercial, financial & agricultural	2,709	(690)	(443)	167	1,241	2,984
Consumer and other	220	66	(3)	9	134	426
Total allowance for loan losses	$16,128	$(53)	$(446)	$246	$1,191	$17,066
Colony used a one-year reasonable and supportable forecast period. The changes in loss rates used as the basis for the estimate of credit losses during this period were modeled using historical data from peer banks and macroeconomic forecast data obtained from a third party vendor, which were then applied to Colony's recent default experience as a starting point. As of June 30, 2024, the Company expects that the markets in which it operates will experience stable economic and unemployment conditions with the trend of delinquencies returning to more normalized levels, over the next two years. Management adjusted the historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio.
The Company determines its individual reserves during its quarterly review of substandard loans. This process involves reviewing all loans with a risk grade of 7, 8, 9, 10 or 99 and an outstanding balance of $500,000 or more, regardless of the loans impairment classification.
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
The following table presents the balance and activity in the allowance for credit losses for unfunded commitments for the three and six month periods ended June 30, 2024 and June 30, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Beginning balance	$1,425	$1,800	$1,375	$—
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	—	—	—	1,661
Change in unfunded commitments	(166)	(230)	(116)	(91)
Ending balance	$1,259	$1,570	$1,259	$1,570

(5) Derivatives
As part of its asset liability management activities, the Company may enter into interest rate swaps to help manage its interest rate risk position and mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company entered into two interest rate swaps during the second quarter of 2023, to hedge the variability of cash flows due to changes in the benchmark Secured Overnight Financing Rate ("SOFR") interest rate risk for its short-term funding over the term of these cash flow hedges.
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
The derivatives are recorded in "Other assets" on the Company's balance sheet and have a value of $531,000 as of June 30, 2024.
Gains were recorded on the swap transactions, which totaled $177,000 and $351,000 for the three and six months ended June 30, 2024, respectively, and $9,000 for both the three and six months ended June 30, 2023, as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to swaps are reclassified to interest expense as interest payments are made on the Bank's variable rate liabilities.
The following table presents the amounts recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to the interest rate swaps for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Amount of gain recognized in OCI, net of tax	$126	$199	$722	$199
Amount of gain reclassified from OCI to interest expense, net of tax	140	7	$277	7

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(6) Borrowings
The following table presents information regarding the Company’s outstanding borrowings at June 30, 2024 and December 31, 2023:

(dollars in thousands)	June 30, 2024	December 31, 2023
Federal Home Loan Bank advances	205,000	175,000
Other borrowings	62,992	63,445
	$267,992	$238,445
Advances from the Federal Home Loan Bank (“FHLB”) have maturities ranging from 2024 to 2029 and interest rates ranging from 3.69% to 5.57%. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans, commercial real estate loans, farmland loans, multifamily loans and HELOC loans. At June 30, 2024, the lendable collateral value of those loans pledged is $213.7 million. At June 30, 2024, the Company had remaining credit availability from the FHLB of $546.3 million. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.
The Company's debentures issued in connection with trust preferred securities are recorded as other borrowings on the consolidated balance sheets, but, subject to certain limitations, qualify as Tier 1 capital for regulatory capital purposes. At June 30, 2024 and December 31, 2023, $24.2 million of debentures underlying trust preferred securities were outstanding. The proceeds from the offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the bank subsidiary. The debentures underlying the trust preferred securities require quarterly interest payments.
The Company also has fixed-to-floating rate subordinated notes which are due 2032 (the "Notes"). The Notes will bear a fixed rate of 5.25% for the first five years and will reset quarterly thereafter to then current three-month SOFR, as published by the Federal Reserve Bank of New York, plus 265 basis points for the five-year floating term. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after May 20, 2027, or at any time, in whole but not in part, upon certain other specified events. At June 30, 2024 and December 31, 2023, $38.8 million and $39.2 million, respectively, of the Notes, net of debt issuance costs were outstanding. The Notes are recorded as other borrowings on the consolidated balance sheets and, subject to certain limitations, qualify as Tier 2 capital for regulatory capital purposes.
The aggregate stated maturities of other borrowed money at June 30, 2024 are as follows:

(dollars in thousands)
Year	Amount
2024	$70,000
2025	—
2026	25,000
2027	15,000
2028	65,000
2029 and After	92,992
$267,992
The Company also has available federal funds lines of credit with various financial institutions totaling $64.5 million, with no outstanding balance at June 30, 2024.
The Company has the ability to borrow funds from the Federal Reserve Bank (“FRB”) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At June 30, 2024, the Company had $107.8 million borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(7) Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock.
The following table presents earnings per share for the three and six months ended June 30, 2024 and 2023.

(dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net income available to common stockholders	$5,474	$5,302	$10,807	$10,345

Denominator
Weighted average number of common shares
Outstanding for basic earnings per common share	17,551,007	17,580,557	17,555,609	17,588,081
Weighted-average number of shares outstanding for diluted earnings per common share	17,551,007	17,580,557	17,555,609	17,588,081

Earnings per share - basic	$0.31	$0.30	$0.62	$0.59

Earnings per share - diluted	$0.31	$0.30	$0.62	$0.59

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
At June 30, 2024 and December 31, 2023 the following financial instruments were outstanding whose contract amounts represent credit risk:

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Contract Amount
(dollars in thousands)	June 30, 2024	December 31, 2023
Loan commitments	$338,106	$362,878
Letters of credit	5,318	5,656
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
Legal Contingencies. In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. As of June 30, 2024, the aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.

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
Deposits – The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date and is classified as Level 2. The fair value of deposits is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities and is classified as Level 2.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2024 and December 31, 2023 are as follows:

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Assets
Cash and short-term investments	$82,002	$82,002	$82,002	$—	$—
Investment securities available-for-sale	376,580	376,580	—	367,207	9,373
Investment securities held-to-maturity	442,945	393,359	—	393,359	—
Other investments	18,491	18,491	—	18,491	—
Loans held for sale	40,132	40,132	—	40,132	—
Loans, net	1,846,768	1,701,073	—	—	1,701,073
Derivative instruments	531	531	—	531	—

Liabilities
Deposits	2,460,225	2,454,409	—	2,454,409	—
Federal Home Loan Bank advances	205,000	207,372	—	207,372	—
Other borrowings	62,992	50,554	—	50,554	—

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Cash and short-term investments	$83,322	$83,322	$83,322	$—	$—
Investment securities available-for-sale	407,382	407,382	—	396,568	10,814
Investment securities held-to-maturity	449,031	405,576	—	405,576	—
Other investments	16,868	16,868	—	16,868	—
Loans held for sale	27,958	27,958	—	27,958	—
Loans, net	1,865,099	1,699,870	—	—	1,699,870

Liabilities
Deposits	2,544,790	2,538,477	—	2,538,477	—
Federal Home Loan Bank advances	175,000	176,022	—	176,022	—
Other borrowings	63,445	51,056	—	51,056	—
Derivative instruments	438	438	—	438	—
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis – The following tables present the recorded amount of the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall. The tables below include collateral dependent impaired loans and other real estate properties at June 30, 2024 and December 31, 2023. Those collateral dependent impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2024
Recurring
Investment securities available-for-sale
U.S. treasury securities	$7,058	$—	$7,058	$—
U.S. agency securities	3,848	—	3,848	—
Asset backed securities	21,910	—	21,910	—
State, county & municipal securities	97,165	—	97,165	—
Corporate debt securities	46,724	—	40,166	6,558
Mortgage-backed securities	199,875	—	197,060	2,815
Total investment securities available-for-sale	376,580	—	367,207	9,373
Loans held for sale	40,132	—	40,132	—
Derivative instruments	531	—	531	—
Total recurring assets	$417,243	$—	$407,870	$9,373

Nonrecurring
Collateral dependent loans	$1,427	$—	$—	$1,427
Other real estate owned	582	—	—	582
Total nonrecurring assets	$2,009	$—	$—	$2,009

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2023
Recurring
Investment securities available-for-sale
U.S. treasury securities	$498	$—	$498	$—
U.S. agency securities	4,139	—	4,139	—
Asset backed securities	24,630	—	24,630	—
State, county & municipal securities	109,036	—	109,036	—
Corporate debt securities	47,390	—	40,465	6,925
Mortgage-backed securities	221,689	—	217,800	3,889
Total investment securities available-for-sale	407,382	—	396,568	10,814
Loans held for sale	27,958	—	27,958	—
Total recurring assets	$435,340	$—	$424,526	$10,814

Derivative instruments	$438	$—	$438	$—
Total recurring liabilities	$438	$—	$438	$—

Nonrecurring
Collateral dependent loans	$1,410	$—	$—	$1,410
Other real estate owned	448	—	—	448
Total nonrecurring assets	$1,858	$—	$—	$1,858

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at June 30, 2024 and December 31, 2023. This table is comprised of collateral dependent impaired loans and other real estate owned:

(dollars in thousands)	June 30, 2024	Valuation Techniques	Unobservable Inputs	Discount rate
Collateral dependent loans	$1,427	Appraised Value	Discounts to reflect estimated costs to sell	10%
Other real estate owned	582	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	10%

(dollars in thousands)	December 31, 2023	Valuation Techniques	Unobservable Inputs	Discount rate
Collateral dependent loans	$1,410	Appraised Value	Discounts to reflect estimated costs to sell	10%
Other real estate owned	448	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	10%

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents quantitative information about recurring level 3 fair value measurements as of June 30, 2024 and December 31, 2023.

	As of June 30, 2024
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Available-for-sale securities	$9,373	Discounted Cash Flow	Discount Rate or Yield	N/A*

	As of December 31, 2023
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Available-for-sale securities	$10,814	Discounted Cash Flow	Discount Rate or Yield	N/A*
* The Company relies on a third-party pricing service to value its securities. The details of the unobservable inputs and other adjustments used by the third-party pricing service were not readily available to the Company.
The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three and six months ended June 30, 2024.

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
(dollars in thousands)	Available-for-sale securities	Available-for-sale securities
Balance, Beginning	$7,145	$10,814
Additions	2,588	2,588
Redemptions/Payments	(338)	(3,251)
Fair value adjustments	(22)	1,647
Transfers between levels	—	(2,425)
Balance, Ending	$9,373	$9,373
The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers between levels for the three month periods ended June 30, 2024 and 2023 and $2.4 million and $380,000 in transfers between levels for the six month periods ended June 30, 2024 and 2023, respectively.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(10) Segment Information
The Company’s operating segments include banking, mortgage banking and small business specialty lending division. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. The Small Business Specialty Lending Division segment derives its revenue from the origination, sales and servicing of Small Business Administration loans and other government guaranteed loans. Segment performance is evaluated using net interest income and noninterest income. Income taxes are assessed based on income before income taxes, and indirect expenses (including management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows. The following tables present information reported internally for performance assessment for the three and six months ended June 30, 2024

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

and 2023:

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Six Months Ended June 30, 2024
Net Interest Income	$34,769	$90	$2,204	$37,063
Provision for Credit Losses	551	—	1,099	1,650
Noninterest Income	10,766	2,621	5,597	18,984
Noninterest Expenses	34,264	2,544	3,919	40,727
Income Taxes	2,226	43	594	2,863
Segment Profit	$8,494	$124	$2,189	$10,807

Segments Assets at June 30, 2024	$2,889,013	$19,004	$99,890	$3,007,907

Full time employees at June 30, 2024	385	42	33	460

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Six Months Ended June 30, 2023
Net Interest Income	$38,700	$34	$1,015	$39,749
Provision for Credit Losses	960	—	140	1,100
Noninterest Income	10,351	3,292	2,968	16,611
Noninterest Expenses	35,462	3,683	3,452	42,597
Income Taxes	2,312	(72)	78	2,318
Segment Profit	$10,317	$(285)	$313	$10,345

Segments Assets at December 31, 2023	$2,956,121	$7,890	$89,411	$3,053,422

Full time employees at June 30, 2023	383	51	32	466

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three Months Ended June 30, 2024
Net Interest Income	$17,217	$50	$1,142	$18,409
Provision for Credit Losses	96	—	554	650
Noninterest Income	5,086	1,456	2,955	9,497
Noninterest Expenses	17,135	1,326	1,869	20,330
Income Taxes	1,060	42	350	1,452
Segment Profit	$4,012	$138	$1,324	$5,474

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three Months Ended June 30, 2023
Net Interest Income	$18,562	$31	$588	$19,181
Provision for Credit Losses	60	—	140	200
Noninterest Income	5,433	2,015	1,504	8,952
Noninterest Expenses	17,650	1,971	1,811	21,432
Income Taxes	1,157	14	28	1,199
Segment Profit	$5,128	$61	$113	$5,302

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(11) Regulatory Capital Matters
The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies. Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations.
As of June 30, 2024, the Company and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized, the Company and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the tables below, and have met certain other requirements. Management believes that the Company and the Bank exceeded all well-capitalized requirements at June 30, 2024, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.
The following tables summarize regulatory capital information as of June 30, 2024 and December 31, 2023 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for June 30, 2024 and December 31, 2023 were calculated in accordance with the Basel III rules.

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2024
Total Capital to Risk-Weighted Assets
Consolidated	$342,134	16.17%	$169,269	8.00%	$211,586	10.00%
Colony Bank	312,286	14.80	168,803	8.00	211,004	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	283,305	13.39	126,948	6.00	169,264	8.00
Colony Bank	292,220	13.85	126,594	6.00	168,791	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	259,076	12.25	95,171	4.50	137,469	6.50
Colony Bank	292,220	13.85	94,945	4.50	137,143	6.50

Tier 1 Capital to Average Assets
Consolidated	283,305	9.44	120,044	4.00	150,056	5.00
Colony Bank	292,220	9.76	119,762	4.00	149,703	5.00

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Total Capital to Risk-Weighted Assets
Consolidated	$337,159	15.47%	$174,355	8.00%	$217,944	10.00%
Colony Bank	300,497	13.85	173,572	8.00	216,965	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	278,196	12.77	130,711	6.00	174,281	8.00
Colony Bank	280,751	12.94	130,178	6.00	173,571	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	253,967	11.66	98,015	4.50	141,577	6.50
Colony Bank	280,751	12.94	97,634	4.50	141,026	6.50

Tier 1 Capital to Average Assets
Consolidated	278,196	9.17	121,350	4.00	151,688	5.00
Colony Bank	280,751	9.28	121,013	4.00	151,267	5.00

(12) Subsequent Events
Dividend
On July 24, 2024, the Board of Directors declared a quarterly cash dividend of $0.1125 per share, to be paid on its common stock on August 21, 2024, to shareholders of record as of the close of business on August 7, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Colony Bankcorp, Inc. and our wholly owned subsidiary, Colony Bank, from December 31, 2023 through June 30, 2024 and on our results of operations for the three and six months ended June 30, 2024 and 2023. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto in the Company's 2023 Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
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
A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this Quarterly Report on Form 10-Q and the following:
•the impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within our primary market areas, including the effects of inflationary pressures, changes in interest rates (including the impact of prolonged elevated interest rates on our financial projections and models), slowdowns in economic growth, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior (including the velocity of loan repayment) and credit risk as a result of the foregoing

•changes in interest rate environment (including changes to the federal funds rate, the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities), and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;

•our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;

•the risk that a future economic downturn and contraction, including a recession, could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the impact of prolonged elevated interest rates and inflation;
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
•our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses ("ACL");
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
•our ability to prevent, identify and address cyber-security risks (which may be exacerbated by the development of generative artificial intelligence), fraud and systems errors;
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
•a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget; and
•other risks and factors identified in our 2023 Form 10-K, this Quarterly Report on Form 10-Q for the period ended June 30, 2024, and in any of the Company's other reports filed with the U.S. Securities and Exchange Commission and available on its website at www.sec.gov.
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

Overview
The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of June 30, 2024 and December 31, 2023, and results of operations for the three and six month periods ended June 30, 2024 and 2023. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.
At June 30, 2024, the Company had total consolidated assets of $3.0 billion, total loans, net of $1.8 billion, total deposits of $2.5 billion, and stockholders’ equity of $264.7 million. The Company reported net income of $5.5 million, or $0.31 per diluted share, for the three months ended June 30, 2024 and $10.8 million, or $0.62 per diluted share, for the first six months of 2024 compared to net income of $5.3 million, or $0.30 per diluted share, for the three months ended June 30, 2023 and $10.3 million, or $0.59 per diluted share, for the first six months of 2023. The increases in net income for the three and six months ended June 30, 2024 compared to the same periods ended June 30, 2023 was primarily the result of increased noninterest income from our complementary lines of business which include mortgage, small business specialty lending, marine/RV lending, insurance and wealth and merchant services coupled with the continued impact of the expense reduction initiative implemented in 2023 which included a reduction in force along with an intentional focus on expense control in all noninterest expense categories.
Net interest income on a tax equivalent basis was $18.6 million for the second quarter of 2024 compared to $19.3 million for the second quarter of 2023, a decrease of $747,000. Net interest income on a tax equivalent basis for the six months ended June 30, 2024 was $37.4 million, compared to $40.1 million for the six months ended June 30, 2023, a decrease of $2.7 million. Increases can be seen in income on interest earning assets which is more than offset by increases in expenses on interest bearing liabilities due to the significant rise in interest rates period over period along with increases in FHLB advances. Income on interest earning assets increased $2.6 million to $33.5 million for the second quarter of 2024 compared to the respective period in 2023. Expense on interest bearing liabilities increased $3.3 million to $14.9 million for the second quarter of 2024 compared to the respective period in 2023. Income on interest earning assets increased $7.6 million to $67.0 million for the first six months of 2024 compared to the respective period in 2023. Expense on interest bearing liabilities increased $10.2 million to $29.6 million for the first six months of 2024 compared to the respective period in 2023.
Provision for credit losses for the three and six months ended June 30, 2024 was $650,000 and $1.7 million, which represents $816,000 and $1.8 million in provision for credit losses on loans and $166,000 and $116,000 in release of credit losses on unfunded commitments, respectively. This is compared to $200,000 and $1.1 million for the three and six months ended June 30, 2023, which represents $430,000 and $1.2 million in provision for credit losses on loans and $230,000 and $91,000 in release of credit losses on unfunded commitments, respectively. For the second quarter of 2024, there were net charge-offs of $667,000 compared to net recoveries of $37,000 for the same period in 2023. Net charge-offs for the first six months of 2024 were $1.3 million compared to $200,000 for the same period in 2023. Although we did see an increase in loan charge-

offs, this uptick pertains to a small number of loans and does not raise any concerns regarding the quality of our overall loan portfolio. Colony’s allowance for credit losses on loans was $18.8 million, or 1.01% of total loans at June 30, 2024, compared to $18.4 million, or 0.98% of total loans, at December 31, 2023. At June 30, 2024 and December 31, 2023, nonperforming assets were $7.3 million and $10.7 million, or 0.24% and 0.35% of total assets, respectively.
Noninterest income of $9.5 million for the second quarter of 2024 represents an increase of $545,000, or 6.09%, from the second quarter of 2023. Noninterest income of $19.0 million for the six months ended June 30, 2024 represents an increase of $2.4 million, or 14.29%, compared to the same period of 2023. These increases were primarily related to increases in service charges on deposits, gain on sales of SBA loans and other noninterest income which were partially offset by decreases in mortgage fee income, interchange fee income and losses on sales of securities. See "Table 3 - Noninterest income" for more detail and discussion on the primary drivers to the variances in noninterest income.
For the three months ended June 30, 2024, noninterest expense was $20.3 million, a decrease of $1.1 million, or 5.14%, from the same period in 2023. For the six months ended June 30, 2024, noninterest expense was $40.7 million, a decrease of $1.9 million, or 4.39%, from the same period in 2023. Decreases in noninterest expense were a result of overall decreases in salaries and employee benefits expenses related to the Company's expense reduction initiative in 2023 which lowered the total number of employees period over period. Occupancy and equipment expenses, communications expenses, deposit related expenses and insurance expenses also saw decreases period over period which were partially offset by an increase in advertising and public relation expenses. See "Table 4 - Noninterest expense" for more detail and discussion on the primary drivers to the decrease in noninterest expense.
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

Recent Industry Developments

During 2023, the banking industry experienced significant volatility with multiple high-profile bank failures which led to industry wide concerns related to liquidity, deposit outflows, uninsured deposit concentrations, unrealized securities losses and eroding consumer confidence in the banking system, which has begun to soften in 2024. These negative industry developments did not impact the Company’s liquidity position and our balance sheet remains robust. The Company’s total deposits did experience a minimal decline of 3.32% as compared to December 31, 2023, to $2.46 billion at June 30, 2024 which was due to wholesale deposit payoffs. Our customer deposits also saw a slight decline due to seasonality of deposits during this time of year, but we anticipate a return to growth in the coming quarters. The Company’s uninsured deposits represented 31.23% of total Bank deposits at June 30, 2024 compared to 30.22% of total Bank deposits at December 31, 2023. The Company continues to maintain strong liquidity with available sources of funding of approximately $1.2 billion at June 30, 2024. Furthermore, the Company’s capital remains strong with common equity Tier 1 and total capital ratios of 12.25% and 16.17%, respectively, as of June 30, 2024.

Results of Operations
We reported net income and diluted earnings per share of $5.5 million and $0.31, respectively, for the second quarter of 2024. This compares to net income and diluted earnings per share of $5.3 million and $0.30, respectively, for the same period in 2023. We reported net income and diluted earnings per share of $10.8 million and $0.62, respectively, for the first six months of 2024. This compares to net income and diluted earnings per share of $10.3 million and $0.59, respectively, for the same period in 2023.

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
Fully taxable equivalent net interest income for the second quarter of 2024 and 2023 was $18.6 million and $19.3 million, respectively. This decrease quarter over quarter can be seen in increases in rates paid on deposits and other borrowings which outpaced the increases in rates and volume on loans and deposits in banks. The net interest margin for the second quarter of 2024 and 2023 was 2.68% and 2.77%, respectively. This decrease in net interest margin for the second quarter of 2024 compared to the same period in 2023 is primarily a result of the increase in higher yields paid on deposits that outpaced the increase in rates on loans and deposits in banks. Fully taxable equivalent net interest income for the six months ended June 30, 2024 and 2023 was $37.4 million and $40.1 million, respectively. This decrease quarter over quarter can be seen in increases in rates paid on deposits and other borrowings which outpaced the increases in rates and volume on loans and deposits in banks. The net interest margin for the six months ended June 30, 2024 compared to the same period in 2023 was 2.69% and 2.92%, respectively. This decrease in net interest margin is primarily a result of the increase in higher yields paid on deposits that outpaced the increase in rates on loans and deposits in banks. While we did experience a decline in our net interest margin for both periods, the decrease was less pronounced than expected. The resilience in our margin performance highlights the effectiveness of our strategic initiatives aimed at optimizing our balance sheet and managing interest rate risks.
The following tables indicates the relationship between interest income and interest expense and the average amounts of assets and liabilities for the periods indicated. As shown in the tables, both average assets and average liabilities decreased for the three months ended June 30, 2024 compared to the same period in 2023. The decrease in average assets was primarily driven by the decrease in investment securities and deposits in banks of $68.4 million and $11.4 million, respectively, which was offset by an increase in the loan portfolio of $66.8 million. The decrease in average liabilities was primarily attributed to a decrease in borrowings of $7.8 million partially offset by an increase in interest bearing deposits of $4.5 million. For the six months ended June 30, 2024, both average assets and average liabilities increased compared to the same period in 2023. The increase in average assets was primarily driven by the increase in the loan portfolio and deposits in banks of $91.3 million and $4.5 million, respectively, partially offset by a decrease in investment securities of $62.7 million. The increase in average liabilities was funded through an increase in interest bearing deposits of $75.2 million partially offset by a decrease in borrowings of $10.2 million. The net interest spread, as well as the net interest margin, will continue to be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.
The yield on total interest-bearing liabilities increased from 2.04% in the second quarter of 2023 to 2.64% in the second quarter of 2024. The yield on total interest-bearing liabilities increased from 1.77% for the six months ended June 30, 2024 to 2.61% for the six months ended June 30, 2023. These increases were primarily due to increases in the federal funds interest rate of an additional 50 basis points during the second and third quarters of 2023.

Table 1 - Average Balance Sheet and Net Interest Analysis
	Three Months Ended June 30,
	2024			2023
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$1,902,202	$27,661	5.85%	$1,835,409	$24,113	5.27%
Investment securities, taxable	722,535	4,616	2.57	777,133	5,498	2.84
Investment securities, tax-exempt(2)	100,143	547	2.20	113,931	592	2.08
Deposits in banks and short term investments	62,614	684	4.39	73,988	708	3.84
Total interest-earning assets	$2,787,494	$33,508	4.83%	$2,800,461	$30,911	4.43%
Noninterest-earning assets	222,992			229,583
Total assets	$3,010,486			$3,030,044
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$1,451,300	$6,784	1.88%	$1,372,569	$3,422	1.00%
Other time	577,173	5,322	3.71	651,426	5,134	3.16
Total interest-bearing deposits	2,028,473	12,106	2.40	2,023,995	8,556	1.70
Federal funds purchased	—	—		3,402	47	5.49
Federal Home Loan Bank advances	178,516	1,821	4.10	178,132	1,947	4.38
Other borrowings	63,638	1,000	6.32	68,385	1,033	6.06
Total other interest-bearing liabilities	242,154	2,821	4.69	249,919	3,027	4.86
Total interest-bearing liabilities	$2,270,627	$14,927	2.64%	$2,273,914	$11,583	2.04%
Noninterest-bearing liabilities:
Demand deposits	464,007			500,954
Other liabilities	15,690			15,597
Stockholders' equity	260,162			239,579
Total noninterest-bearing liabilities and stockholders' equity	739,859			756,130
Total liabilities and stockholders' equity	$3,010,486			$3,030,044
Interest rate spread			2.19%			2.38%
Net interest income		$18,581			$19,328
Net interest margin			2.68%			2.77%
1.The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable-equivalent adjustments totaling $56,000 and $45,000 for the three months ended June 30, 2024 and 2023, respectively, are calculated using the statutory federal tax rate and are included in income and fees on loans. Accretion income of $15,000 and $53,000 for the three months ended June 30, 2024 and 2023 are also included in income and fees on loans.
2.Taxable-equivalent adjustments totaling $115,000 and $108,000 for the three months ended June 30, 2024 and 2023, respectively, are included in tax-exempt interest on investment securities.

Table 1 - Average Balance Sheet and Net Interest Analysis
	Six Months Ended June 30,
	2024			2023
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans, net of unearned income(3)	$1,899,108	$54,804	5.80%	$1,807,784	$46,313	5.17%
Investment securities, taxable	729,896	9,658	2.66	781,989	10,872	2.80
Investment securities, tax-exempt(4)	103,481	1,152	2.24	114,137	1,187	2.10
Deposits in banks and short term investments	67,023	1,376	4.13	62,507	1,065	3.44
Total interest-earning assets	$2,799,508	$66,990	4.81%	$2,766,417	$59,437	4.33%
Noninterest-earning assets	223,781			223,818
Total assets	$3,023,289			$2,990,235
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$1,451,395	$13,193	1.83%	$1,391,099	$5,746	0.83%
Other time	594,707	11,005	3.72	579,818	7,809	2.72
Total interest-bearing deposits	2,046,102	24,198	2.38	1,970,917	13,555	1.39
Federal funds purchased	6	—	5.95	5,197	135	5.24
Federal Home Loan Bank advances	167,747	3,392	4.07	163,867	3,572	4.40
Other borrowings	63,362	1,993	6.33	72,213	2,122	5.93
Total other interest-bearing liabilities	231,115	5,385	4.69	241,277	5,829	4.87
Total interest-bearing liabilities	$2,277,217	$29,583	2.61%	$2,212,194	$19,384	1.77%
Noninterest-bearing liabilities:
Demand deposits	471,768			528,432
Other liabilities	16,259			12,731
Stockholders' equity	258,045			236,878
Total noninterest-bearing liabilities and stockholders' equity	746,072			778,041
Total liabilities and stockholders' equity	$3,023,289			$2,990,235
Interest rate spread			2.20%			2.57%
Net interest income		$37,407			$40,053
Net interest margin			2.69%			2.92%

3 The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable-equivalent adjustments totaling $103,000 and $91,000 for the six months ended June 30, 2024 and 2023, respectively, are calculated using the statutory federal tax rate and are included in income and fees on loans. Accretion income of $10,000 and $124,000 for the six months ended June 30, 2024 and 2023 are also included in income and fees on loans.
4 Taxable-equivalent adjustments totaling $242,000 and $217,000 for the six months ended June 30, 2024 and 2023, respectively, are included in tax-exempt interest on investment securities.

The following table presents the effect of net interest income for changes in the average outstanding volume amounts of interest-earning assets and interest-bearing liabilities and the rates earned and paid on these assets and liabilities for the three and six month periods ended June 30, 2024 compared to the three and six month periods ended June 30, 2023.

Table 2 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Compared to Three Months Ended June 30, 2023 Increase (Decrease) Due to Changes in			Compared to Six Months Ended June 30, 2023 Increase (Decrease) Due to Changes in
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned fees	$3,520	$28	$3,548	$4,721	$3,770	$8,491
Investment securities, taxable	(1,551)	669	(882)	(1,459)	245	(1,214)
Investment securities, tax-exempt	(287)	242	(45)	(224)	189	(35)
Deposits in banks and short term investments	(437)	413	(24)	155	156	311
Total interest-earning assets (FTE)	1,245	1,352	2,597	3,193	4,360	7,553
Interest-bearing liabilities:
Interest-Bearing Demand and Savings Deposits	787	2,575	3,362	500	6,947	7,447
Time Deposits	(2,346)	2,534	188	405	2,791	3,196
Federal funds purchased	(187)	140	(47)	(272)	137	(135)
Federal Home Loan Bank Advances	17	(143)	(126)	171	(351)	(180)
Other Borrowed Money	(288)	255	(33)	(525)	396	(129)
Total interest-bearing liabilities	(2,017)	5,361	3,344	279	9,920	10,199
Increase in net interest income (FTE)	$3,262	$(4,009)	$(747)	$2,914	$(5,560)	$(2,646)
Provision for Credit Losses
The provision for credit losses recorded in each period is based on the amount required such that the total allowance for credit losses reflects the appropriate balance, in the estimation of management, sufficient to cover expected credit losses over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur. Provision for credit losses for the three and six months ended June 30, 2024 was $650,000 and $1.7 million, respectively, compared to $200,000 and $1.1 million, respectively, for the same period in 2023. The provision for credit losses for the three and six months ended June 30, 2024 includes $816,000 and $1.8 million, respectively, in credit losses on loans and $166,000 and $116,000, respectively, in release of credit losses on unfunded commitments. The provision for credit losses for the three and six months ended June 30, 2023 includes $430,000 and $1.2 million, respectively, in credit losses on loans and $230,000 and $91,000, respectively, in release of credit losses on unfunded commitments. See the section captioned “Loans and Allowance for Credit Losses” elsewhere in this discussion for further analysis of the provision for credit losses.

Noninterest Income
The following table represents the major components of noninterest income for the periods indicated.

Table 3 - Noninterest Income
	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Service charges on deposits	$2,288	$2,027	$261	12.9%	$4,662	$3,941	$721	18.3%
Mortgage fee income	1,442	2,014	(572)	(28.4)	2,691	3,197	(506)	(15.8)
Gain on sales of SBA loans	2,347	1,105	1,242	112.4	4,393	2,162	2,231	103.2
Loss on sales of securities	(425)	—	(425)	(100.0)	(980)	—	(980)	(100.0)
Interchange fees	2,078	2,131	(53)	(2.5)	4,105	4,199	(94)	(2.2)
BOLI income	398	358	40	11.2	931	689	242	35.1
Insurance commissions	420	449	(29)	(6.5)	886	909	(23)	(2.5)
Other noninterest income	949	868	81	9.3	2,296	1,514	782	51.7
Total noninterest income	$9,497	$8,952	$545	6.1%	$18,984	$16,611	$2,373	14.3%
Noninterest income increased for the three and six month periods ended June 30, 2024 as compared to the same periods in 2023. The increases in both periods is a result of increases in service charges on deposits, gain on sales of SBA loans and other noninterest income which were partially offset by decreases in mortgage fee income, interchange fee income and losses on sales of securities.
Service charges on deposits. For the three and six months ended June 30, 2024, service charges on deposits experienced increases compared to the same periods ended June 30, 2023. These increases in service charges on deposits can be attributed to the Company's ability to maintain a strong deposit base despite the challenging rate environment.
Mortgage Fee Income. For the three and six months ended June 30, 2024, mortgage fee income decreased as compared to the same periods ended June 30, 2023. These decreases in mortgage fee income are the result of decreases in mortgage production which can be partially attributed to the Federal Reserve's decision to leave interest rates unchanged during the first half of 2024.
Gain on sales of SBA loans. For the three and six months ended June 30, 2024, net realized gains on the sale of the guaranteed portion of SBA loans increased as compared to the same periods ended June 30, 2023. These increases are related to increased production and sales in the Small Business Specialty Lending division which hit its highest mark in five consecutive quarters during the first quarter of 2024 and continues to perform at a high level.
BOLI income. For the three and six months ended June 30, 2024, BOLI income was higher when compared to the same periods ended June 30, 2023. These increases are primarily related to income from the payout of death benefits during the first quarter of 2024.
Interchange fees. For the three and six months ended June 30, 2024, interchange fee income was slightly lower than the same periods ended June 30, 2023. These minimal decreases in interchange fees are the result of customer use of our card programs whose buying habits can fluctuate between periods.
Insurance commissions. For the three and six months ended June 30, 2024, insurance commissions decreased slightly compared to the same periods ended June 30, 2023. These variances are volume driven by activity in the Company's insurance division.
Other noninterest income. For the three and six months ended June 30, 2024, other noninterest income increased as compared to the same periods ended June 30, 2023. These increases in other noninterest income were primarily attributable to increases in wealth advisory and merchant services, gains on sales of other real estate along with increases in SBA servicing and other related fee income, partially offset by a writedown of Bank premises in the second quarter of 2024.

Noninterest Expense
The following table represents the major components of noninterest expense for the periods indicated.

Table 4 - Noninterest Expense
	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Salaries and employee benefits	$12,277	$13,348	$(1,071)	(8.0)%	$24,296	$25,957	$(1,661)	(6.4)%
Occupancy and equipment	1,475	1,499	(24)	(1.6)	2,982	3,121	(139)	(4.5)
Information technology expenses	2,227	2,001	226	11.3	4,338	4,342	(4)	(0.1)
Professional fees	704	881	(177)	(20.1)	1,537	1,596	(59)	(3.7)
Advertising and public relations	967	673	294	43.7	1,927	1,666	261	15.7
Communications	216	192	24	12.5	442	486	(44)	(9.1)
Other noninterest expense	2,464	2,838	(374)	(13.2)	5,205	5,429	(224)	(4.1)
Total noninterest expense	$20,330	$21,432	$(1,102)	(5.1)%	$40,727	$42,597	$(1,870)	(4.4)%
Noninterest expense decreased for the three and six months ended June 30, 2024 compared to the same periods in 2023.
Salaries and employee benefits. Salaries and employee benefits for the three and six months ended June 30, 2024 decreased as compared to the same periods ended June 30, 2023. These decreases in salaries and employee benefits expenses are related to the Company's expense reduction initiative in 2023 which lowered total number of employees period over period.
Information technology expenses. Information technology expenses increased for the three months ended June 30, 2024 and decreased slightly for the six months ended June 30, 2024 as compared to the same periods ended June 30, 2023. The second quarter 2024 increase relates primarily to an increase in software expenses.
Professional fees. Professional fees decreased for the three and six months ended June 30, 2024 compared to the same periods ended June 30, 2023. These decreases are the result of decreased audit and consulting fees partially offset by increased legal fees.
Advertising and public relations. Advertising and public relations expenses increased for the three and six months ended June 30, 2024 compared to the same periods ended June 30, 2023. The increase for both periods can be attributed to a donation in the second quarter of 2024 to Colony Museum, an organization in Fitzgerald, Georgia that Colony Bank helped to establish. Colony Museum has the most extensive African Art collection in the U.S. and several Colony employees serve on its Board of Directors.
Communications. Communications expenses increased for the three months ended June 30, 2024 and decreased for the six months ended June 30, 2024 compared to the respective periods ended June 30, 2023. The changes in each period are related to fluctuations in data circuit fees and postage and freight charges.
Other noninterest expense. Other noninterest expense decreased for the three and six months ended June 30, 2024 as compared to the same periods ended June 30, 2023. These decreases relate primarily to decreases in other loan related expenses, printing and supplies and business development expenses which are partially offset by increased servicing rights valuation.
Income Tax Expense
Income tax expense for the three and six months ended June 30, 2024 was $1.5 million and $2.9 million, respectively, compared to $1.2 million and $2.3 million, respectively, for the same periods in 2023. The Company’s effective tax rate for the three and six months ended June 30, 2024 was 21.0% and 20.9%, respectively, compared to 18.4% and 18.3%, respectively, for the three and six months ended June 30, 2023. The largest driver of the difference is the tax exempt income primarily from BOLI and tax exempt interest. Also, in both the first quarter of 2024 and 2023, the Company experienced a favorable tax impact from the donation made to the Georgia Scholarship Program.
Balance Sheet Review
Total assets decreased to $3.0 billion at June 30, 2024 from $3.1 billion at December 31, 2023.

Loans and Allowance for Credit Losses
At June 30, 2024, gross loans outstanding (excluding loans held for sale) were $1.87 billion, a decrease of $17.9 million, or 0.95%, compared to $1.88 billion at December 31, 2023.
At June 30, 2024, approximately 63.5% of our loans were secured by commercial real estate. Our total commercial real estate loans have decreased slightly since December 31, 2023 as well as our commercial, financial & agricultural loans while increases can be seen in residential real estate and consumer lending which is driven by our marine and RV division. These movements are largely due to the sale of portfolio mortgages and credit related payoffs of a limited number of loans, along with the general slowdown in loan production over the past several quarters. We continue to maintain competitive loan pricing and tightened credit standards.
The following table presents a summary of the loan portfolio as of June 30, 2024 and December 31, 2023.

Table 5 - Loans Outstanding
(dollars in thousands)	June 30, 2024	December 31, 2023
Construction, land & land development	$199,916	$247,146
Other commercial real estate	985,102	974,375
Total commercial real estate	1,185,018	1,221,521
Residential real estate	360,847	356,234
Commercial, financial & agricultural	242,205	242,756
Consumer and other	77,504	62,959
Total loans	$1,865,574	$1,883,470
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
The allowance for credit losses on loans was $18.8 million at June 30, 2024 compared to $17.1 million at June 30, 2023, an increase of $1.7 million, or 10.2%. The allowance for credit losses on loans as a percentage of loans was 1.01% and 0.93% at June 30, 2024 and 2023, respectively. The provision for credit losses was $650,000 compared to $200,000 for the three months ended June 30, 2024 and June 30, 2023, respectively. The provision for credit losses for the quarter ended June 30, 2024 includes $816,000 in credit losses on loans and a release of $166,000 in credit losses on unfunded commitments. The provision for credit losses for the quarter ended June 30, 2023 includes $430,000 in credit losses on loans and a release of $230,000 in credit losses on unfunded commitments. The provision for credit losses was $1.7 million compared to $1.1 million for the six months ended June 30, 2024 and 2023, respectively. The provision for credit losses for the six months ended June 30, 2024 includes $1.8 million in credit losses on loans and a release of $116,000 in credit losses on unfunded commitments. The provision for credit losses for the six months ended June 30, 2023 includes $1.2 million in credit losses on loans and a release of $91,000 in credit losses on unfunded commitments. The amount of provision expense recorded in each period was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, that was sufficient to cover expected credit losses on loans over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur.
Additional information about the Company’s allowance for credit losses is provided in Note 4 to our consolidated financial statements as of June 30, 2024, included elsewhere in this Quarterly Report on Form 10-Q.
The following table presents an analysis of the allowance for credit losses on loans as of and for the six months ended June 30, 2024 and 2023:

Table 6 - Analysis of Allowance for Credit Losses on Loans
	June 30, 2024		June 30, 2023
(dollars in thousands)	Reserve	%*	Reserve	%*
Construction, land & land development	$1,295	10.7%	$2,281	13.6%
Other commercial real estate	7,396	52.8%	8,733	53.3%
Residential real estate	5,990	19.3%	2,642	17.7%
Commercial, financial & agricultural	2,015	13.0%	2,984	13.2%
Consumer and other	2,110	4.2%	426	2.2%
	$18,806	100%	$17,066	100%
*Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

The following table presents a summary of allowance for credit loss for the three and six months ended June 30, 2024 and 2023.

Table 7 - Summary of Allowance for Credit Losses on Loans
	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Allowance for credit losses on loans - beginning balance	$18,657	$16,599	$18,371	$16,128
Adoption of ASU 2016-13	—	—	—	(53)
Charge-offs:
Construction, land & land development	—	—	—	—
Other commercial real estate	—	—	20	—
Residential real estate	270	—	340	—
Commercial, financial & agricultural	356	170	1,014	443
Consumer and other	131	—	251	3
Total charge-offs	757	170	1,625	446
Recoveries:
Construction, land & land development	1	5	2	8
Other commercial real estate	9	11	18	25
Residential real estate	39	26	207	37
Commercial, financial & agricultural	37	160	59	167
Consumer and other	4	5	8	9
Total recoveries	90	207	294	246
Net charge-offs	667	(37)	1,331	200
Provision for credit losses on loans	816	430	1,766	1,191
Allowance for credit losses on loans- ending balance	$18,806	$17,066	$18,806	$17,066

Net charge-offs to average loans (annualized)	0.14%	(0.01)%	0.14%	0.01%
Allowance for credit losses on loans to total loans	1.01	0.93	1.01	0.93
Allowance to nonperforming loans	280.27	153.96	280.27	153.96
Management believes the allowance for credit losses for loans is adequate to provide for losses expected in the loan portfolio as of June 30, 2024.

Nonperforming Assets
Asset quality experienced improvement during the first six months of 2024. Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned ("OREO"). Nonaccrual loans totaled $6.7 million at June 30, 2024, a decrease of $3.2 million, or 32.2%, from $9.8 million at December 31, 2023. There was one loan contractually past due 90 days or more and still accruing totaling $41,000 at June 30, 2024 and one loan totaling $370,000 at December 31, 2023. There was $13,000 in repossessed personal property at June 30, 2024 and none at June 30, 2023. OREO totaled $582,000 at June 30, 2024 compared to $448,000 at December 31, 2023. As of June 30, 2024, total nonperforming assets as a percent of total assets decreased to 0.24% compared with 0.35% at December 31, 2023. The decrease in nonperforming assets was a result of repayments, payoffs and charged off loans.
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
Nonperforming assets at June 30, 2024 and December 31, 2023 were as follows:

Table 8 - Nonperforming Assets
(dollars in thousands)	June 30, 2024	December 31, 2023
Nonaccrual loans	$6,669	$9,839
Loans past due 90 days and accruing	41	370
Other real estate owned	582	448
Repossessed assets	13	—
Total nonperforming assets	$7,305	$10,657
Nonaccrual loans by loan segment
Construction, land & land development	$54	$85
Commercial real estate	1,894	4,219
Residential real estate	2,131	3,561
Commercial, financial & agricultural	2,520	1,956
Consumer & other	70	18
Total nonaccrual loans	$6,669	$9,839

NPAs as a percentage of total loans and OREO	0.39%	0.57%
NPAs as a percentages of total assets	0.24%	0.35%
Nonaccrual loans as a percentage of total loans	0.36%	0.52%
The Company had four loans modified due to financial difficulty during the six month period ended June 30, 2024. See Note 3 - Loans, included elsewhere in this Quarterly Report on Form 10-Q for additional details on loan modifications.

Deposits
Deposits at June 30, 2024 and December 31, 2023 were as follows:

Table 9 - Deposits
(dollars in thousands)	June 30, 2024	December 31, 2023
Noninterest-bearing deposits	$437,623	$498,992
Interest-bearing deposits	788,674	759,299
Savings	670,848	660,311
Time, $250,000 and over	168,856	167,680
Other time	394,224	458,508
Total deposits	$2,460,225	$2,544,790
Total deposits decreased $84.6 million to $2.46 billion at June 30, 2024 from $2.54 billion at December 31, 2023. As of June 30, 2024, 17.8% of total deposits were comprised of noninterest-bearing accounts and 82.2% were comprised of interest-bearing deposit accounts, compared to 19.6% and 80.4% as of December 31, 2023, respectively. The overall decrease in our deposits is due primarily to wholesale deposit payoffs. Also, customer deposits have historically experienced seasonality during the second quarter of the year and therefore saw declines as they managed their cash flow needs. However, we remain confident in the underlying strength of our deposit base and anticipate a return to growth in the coming quarters.
We had $39.2 million and $93.6 million in brokered deposits at June 30, 2024 and December 31, 2023, respectively. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors, and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the FHLB.
The Company's estimated uninsured deposits were $775.2 million at June 30, 2024, or 31.23% of total Bank deposits compared to $777.8 million at December 31, 2023, or 30.22% of total Bank deposits. Adjusted uninsured deposit estimate (which excludes deposits collateralized by public funds and internal accounts) were $428.7 million at June 30, 2024, or 17.27% of total Bank deposits compared to $453.1 million at December 31, 2023, or 17.60% of total Bank deposits. Adjusted uninsured deposits represent a small percentage of our overall deposits, which increases the stability of our deposit base and lowers our overall funding risk.

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
See Note 8 to our consolidated financial statements as of June 30, 2024, included elsewhere in this Form 10-Q, for a table setting forth the financial instruments that were outstanding whose contract amounts represent credit risk and more information regarding our off-balance sheet arrangements as of June 30, 2024 and December 31, 2023.

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
To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, the Company and the Bank have established multiple borrowing sources to augment their funds management. The Company has borrowing capacity through membership of the FHLB program. The Bank has also established overnight borrowing for federal funds purchased through various correspondent banks. There were no outstanding balances of federal funds purchased at June 30, 2024 and December 31, 2023, respectively.
Cash and cash equivalents at June 30, 2024 and December 31, 2023 were $82.0 million and $83.3 million, respectively. Cash and cash equivalents have decreased slightly since year end 2023, primarily due to decreases in deposits. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs without any material adverse impact on our operating results.
Liquidity management involves the matching of cash flow requirements of customers and the ability of the Company to manage those requirements. These requirements of customers include, but are not limited to, deposits being withdrawn or providing assurance to borrowers that sufficient funds are available to meet their credit needs. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term assets at any given time will adequately cover any reasonably anticipated need for funds. Additionally, we maintain relationships with correspondent banks, which could provide funds on short notice, if needed. We have also invested in FHLB stock for the purpose of establishing credit lines with the FHLB. At June 30, 2024 and December 31, 2023, we had $205.0 million and $175.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $546.3 million and $596.2 million of additional borrowing availability with the FHLB at June 30, 2024 and December 31, 2023, respectively.
Other sources of liquidity include overnight borrowings from the Federal Reserve Discount Window of $107.8 million of which there was no outstanding balance at June 30, 2024. The Company also had unencumbered securities of $440.4 million, $34.8 million in FRB Reserves and $44.6 million in other cash and due from banks as of June 30, 2024. Unencumbered investment securities provide the ability to either be pledged as collateral with borrowing sources or sold and converted to cash.
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
The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company's and the Bank’s capital ratios as of June 30, 2024 and December 31, 2023. The Company and the Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of June 30, 2024 and December 31, 2023. There have been no conditions or events since June 30, 2024 that management believes would change this classification.

Table 10 - Capital Ratio Requirements
	Minimum Requirement	Well-capitalized
Risk-based ratios:
Common equity tier 1 capital (CET1)	4.5%	6.5%
Tier 1 capital	6.0	8.0
Total capital	8.0	10.0
Leverage ratio	4.0	5.0

Table 11 - Capital Ratios
Company	June 30, 2024	December 31, 2023
CET1 risk-based capital ratio	12.25%	11.66%
Tier 1 risk-based capital ratio	13.39	12.77
Total risk-based capital ratio	16.17	15.47
Leverage ratio	9.44	9.17

Colony Bank
CET1 risk-based capital ratio	13.85%	12.94%
Tier 1 risk-based capital ratio	13.85	12.94
Total risk-based capital ratio	14.80	13.85
Leverage ratio	9.76	9.28

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company's primary market risk exposures are credit risk, interest rate risk, and to a lesser degree, liquidity risk. The Bank operates under an Asset Liability Management Policy which is approved by the Asset/Liability Management Committee, which is a Board committee that meets regularly. The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a simulation model which projects the impact of changes in interest rates on the Bank's assets and liabilities. The policy also outlines responsibility for monitoring interest rate risk and the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Bank's interest rate risk objectives.
The following table presents our interest sensitivity position at the dates indicated.

Table 12 - Interest Sensitivity
	Increase (Decrease) in Net Interest Income from Base Scenario at
	June 30, 2024	December 31, 2023
Changes in rates
200 basis point increase	2.87%	0.97%
100 basis point increase	1.52	0.54
100 basis point decrease	(1.08)	2.03
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
During the quarter ended June 30, 2024, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) There were no unregistered shares of the Company’s common stock sold during the three-month period ended June 30, 2024.
(b) Not applicable.
(c) The table below sets forth information regarding repurchases of our common stock during the second quarter of 2024.

(dollars in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 to April 30, 2024	—	$—	—	$—
May 1, 2024 to May 31, 2024	20,000	11.90	20,000	10,816
June 1, 2024 to June 30, 2024	—	—	—	—
Total	20,000	$11.90	20,000	$10,816

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 – OTHER INFORMATION
Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2024.
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

101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

104	The cover page from Colony Bankcorp’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024 (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colony Bankcorp, Inc.

/s/ T. Heath Fountain
Date: August 8, 2024	T. Heath Fountain
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	/s/ Derek Shelnutt
Derek Shelnutt
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)