Form 10-Q
period 2024-09-30
COLONY BANKCORP INC
filed 2024-11-08
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended September 30, 2024
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 6, 2024, the registrant had 17,526,956 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$23,248	$25,339
Federal funds sold and interest-bearing deposits in banks	121,605	57,983
Cash and cash equivalents	144,853	83,322
Investment securities available-for-sale, at fair value (amortized cost $406,797 and $455,294, respectively)	370,008	407,382
Investment securities held-to-maturity, at amortized cost (fair value $406,182 and $405,576, respectively)	440,706	449,031
Other investments	17,712	16,868
Loans held for sale	27,760	27,958
Loans, net of unearned income	1,886,037	1,883,470
Allowance for credit losses	(19,663)	(18,371)
Loans, net	1,866,374	1,865,099
Premises and equipment	37,983	39,870
Other real estate owned	227	448
Goodwill	48,923	48,923
Other intangible assets	3,249	4,192
Bank-owned life insurance	57,556	56,925
Deferred income taxes, net	21,166	25,405
Other assets	28,586	27,999
Total assets	$3,065,103	$3,053,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$439,892	$498,992
Interest-bearing	2,085,078	2,045,798
Total deposits	2,524,970	2,544,790
Federal Home Loan Bank advances	185,000	175,000
Other borrowings	63,016	63,445
Other liabilities	16,065	15,252
Total liabilities	2,789,051	2,798,487

Stockholders' equity:
Preferred stock, stated value $1,000; 10,000,000 shares authorized, none issued or outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, par value $1.00 per share; 50,000,000 shares authorized, 17,554,884 and 17,564,182 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	17,555	17,564
Paid in capital	168,599	168,614
Retained earnings	134,910	124,400
Accumulated other comprehensive loss, net of tax	(45,012)	(55,643)
Total stockholders' equity	276,052	254,935
Total liabilities and stockholders' equity	$3,065,103	$3,053,422
See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest income
Loans, including fees	$28,501	$26,022	$83,202	$72,242
Investment securities	5,248	5,770	15,816	17,619
Deposits with other banks and short term investments	855	787	2,232	1,852
Total interest income	34,604	32,579	101,250	91,713

Interest expense
Deposits	13,154	10,338	37,351	23,893
Federal funds purchased	—	11	—	146
Federal Home Loan Bank advances	1,913	1,568	5,306	5,140
Other borrowings	996	1,041	2,989	3,164
Total interest expense	16,063	12,958	45,646	32,343

Net interest income	18,541	19,621	55,604	59,370
Provision for credit losses	750	1,000	2,400	2,100
Net interest income after provision for credit losses	17,791	18,621	53,204	57,270

Noninterest income
Service charges on deposits	2,401	2,200	7,062	6,140
Mortgage fee income	1,812	1,730	4,503	4,928
Gain on sales of SBA loans	2,227	1,268	6,620	3,429
Loss on sales of securities	(454)	—	(1,434)	—
Interchange fees	2,163	2,202	6,269	6,401
BOLI Income	383	335	1,314	1,024
Insurance commissions	433	509	1,318	1,421
Other	1,117	1,474	3,414	2,986
Total noninterest income	10,082	9,718	29,066	26,329

Noninterest expense
Salaries and employee benefits	12,594	11,973	36,889	37,929
Occupancy and equipment	1,523	1,620	4,505	4,740
Information technology expenses	2,150	2,064	6,487	6,406
Professional fees	748	752	2,286	2,348
Advertising and public relations	965	766	2,892	2,432
Communications	210	224	652	710
Other	2,645	3,482	7,851	8,913
Total noninterest expense	20,835	20,881	61,562	63,478
Income before income taxes	7,038	7,458	20,708	20,121
Income taxes	1,409	1,654	4,272	3,972
Net income	$5,629	$5,804	$16,436	$16,149
Earnings per common share:
Basic	$0.32	$0.33	$0.94	$0.92
Diluted	0.32	0.33	0.94	0.92
Dividends declared per share	0.1125	0.1100	0.3375	0.3300
Weighted average common shares outstanding:
Basic	17,587,902	17,569,493	17,566,452	17,581,817
Diluted	17,587,902	17,569,493	17,566,452	17,581,817

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$5,629	$5,804	$16,436	$16,149
Other comprehensive income (loss):
Net unrealized gains (losses) on securities arising during the period	7,297	(8,166)	8,804	(6,227)
Tax effect	(1,461)	1,811	(1,763)	1,229
Reclassification adjustment for amortization of unrealized holding losses from the transfer of securities from available-for-sale to held-to-maturity	1,152	1,245	3,467	3,661
Tax effect	(231)	(276)	(694)	(723)
Realized losses on sales of available-for-sale securities included in net income	454	—	1,434	—
Tax effect	(91)	—	(287)	—
Unrealized gains on derivative instruments designated as cash flow hedges	1,514	783	137	1,021
Tax effect	(303)	(173)	(27)	(201)
Realized gains on derivative instruments recognized in net income	(199)	(164)	(550)	(173)
Tax effect	40	36	110	34
Total other comprehensive income (loss)	8,172	(4,904)	10,631	(1,379)
Comprehensive income	$13,801	$900	$27,067	$14,770

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

(dollars in thousands, except per share data)	Common Stock
Three Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, June 30, 2024	17,538,611	$17,539	$169,132	$131,256	$(53,184)	$264,743
Other comprehensive loss	—	—	—	—	8,172	8,172
Dividends on common shares ($0.1125 per share)	—	—	—	(1,975)	—	(1,975)
Issuance of restricted stock, net of forfeitures	70,191	70	(70)	—	—	—
Tax withholding related to vesting of restricted stock	(18,918)	(19)	(211)	—	—	(230)
Repurchase of shares	(35,000)	(35)	(491)	—	—	(526)
Stock-based compensation expense	—	—	239	—	—	239
Net income	—	—	—	5,629	—	5,629
Balance, September 30, 2024	17,554,884	$17,555	$168,599	$134,910	$(45,012)	$276,052

Balance, June 30, 2023	17,541,661	$17,542	$167,971	$116,857	$(62,915)	$239,455
Other comprehensive loss	—	—	—	—	(4,904)	(4,904)
Dividends on common shares ($0.1100 per share)	—	—	—	(1,929)	—	(1,929)
Issuance of restricted stock, net of forfeitures	44,823	45	(45)	—	—	—
Tax withholding related to vesting of restricted stock	(18,501)	(19)	(155)	—	—	(174)
Stock-based compensation expense	—	—	440	—	—	440
Net income	—	—	—	5,804	—	5,804
Balance, September 30, 2023	17,567,983	$17,568	$168,211	$120,732	$(67,819)	$238,692

(dollars in thousands, except per share data)	Common Stock
Nine Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2023	17,564,182	$17,564	$168,614	$124,400	$(55,643)	$254,935
Other comprehensive income	—	—	—	—	10,631	10,631
Dividends on common shares ($0.3375 per share)	—	—	—	(5,926)	—	(5,926)
Issuance of restricted stock, net of forfeitures	69,597	70	(70)	—	—	—
Tax withholding related to vesting of restricted stock	(23,895)	(24)	(272)	—	—	(296)
Repurchase of shares	(55,000)	(55)	(710)	—	—	(765)
Stock-based compensation expense	—	—	1,037	—	—	1,037
Net income	—	—	—	16,436	—	16,436
Balance, September 30, 2024	17,554,884	$17,555	$168,599	$134,910	$(45,012)	$276,052

Balance, December 31, 2022	17,598,123	$17,598	$167,537	$111,573	$(66,440)	$230,268
Cumulative change in accounting principle for ASU 2016-13, net of tax (1)	—	—	—	(1,198)	—	(1,198)
Other comprehensive loss	—	—	—	—	(1,379)	(1,379)
Dividends on common shares ($0.3300 per share)	—	—	—	(5,792)	—	(5,792)
Issuance of restricted stock, net of forfeitures	36,152	36	(36)	—	—	—
Tax withholding related to vesting of restricted stock	(24,811)	(25)	(227)	—	—	(252)
Repurchase of shares	(41,481)	(41)	(365)	—	—	(406)
Stock-based compensation expense	—	—	1,302	—	—	1,302
Net income	—	—	—	16,149	—	16,149
Balance, September 30, 2023	17,567,983	$17,568	$168,211	$120,732	$(67,819)	$238,692
 (1) Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2016-13: CECL.

See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(dollars in thousands)	September 30, 2024	September 30, 2023
Operating Activities
Net income	$16,436	$16,149
Adjustments reconciling net income to net cash provided by operating activities:
Provision for credit losses	2,400	2,100
Depreciation, amortization, and accretion	6,122	6,653
Equity method investment gain	(288)	(149)
Share-based compensation expense	1,037	1,302
Net change in servicing asset	(870)	(222)
Loss on sales of securities, available-for-sale	1,434	—
Gain on sales of SBA loans	(6,620)	(3,429)
Gain on sales of other real estate owned	(174)	(13)
Writedown of bank building	197	—
Loss (gain) on sales of premises & equipment	36	(202)
Originations of loans held for sale	(210,814)	(200,638)
Proceeds from sales of loans held for sale	217,632	194,564
Change in bank-owned life insurance	(1,331)	(1,037)
Deferred tax benefit	606	146
Change in other assets	283	(1,868)
Change in other liabilities	558	1,854
Net cash provided by operating activities	26,644	15,210
Investing Activities
Purchases of investment securities, available-for-sale	(31,688)	(3,917)
Proceeds from maturities, calls, and paydowns of investment securities, available-for-sale	51,914	28,591
Proceeds from sales of investment securities, available-for-sale	25,579	—
Proceeds from maturities, calls and paydowns of securities, held-to-maturity	10,026	16,896
Change in loans, net	(4,546)	(129,286)
Purchase of premises and equipment	(518)	(2,984)
Proceeds from sales of premises and equipment	34	433
Proceeds from sales of other real estate owned	1,249	215
Proceeds from bank-owned life insurance	700	—
Redemption of other investments	—	800
Redemption (purchase) of Federal Home Loan Bank Stock	(556)	(4,181)
Net cash provided by (used in) investing activities	52,194	(93,433)
Financing Activities
Change in noninterest-bearing customer deposits	(59,100)	(74,949)
Change in interest-bearing customer deposits	39,280	175,284
Dividends paid for common stock	(5,926)	(5,792)
Repayments on Federal Home Loan Bank Advances	(210,000)	(625,000)
Proceeds from Federal Home Loan Bank Advances	220,000	685,000
Repayments on other borrowings	(20,000)	(270,000)
Proceeds from other borrowings	20,000	255,000
Redemption of subordinated debt	(500)	—
Repurchase of shares	(765)	(406)
Tax withholding related to vesting of restricted stock	(296)	(252)
Net cash provided by (used in) financing activities	(17,307)	138,885
Net increase in cash and cash equivalents	61,531	60,662
Cash and cash equivalents at beginning of period	83,322	80,678
Cash and cash equivalents at end of period	$144,853	$141,340

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)

	Nine Months Ended
(dollars in thousands)	September 30, 2024	September 30, 2023
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$45,723	$30,323
Cash paid during the period for income taxes	4,593	4,000
Noncash Investing and Financing Activities
Transfers to other real estate	854	363

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
The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results which may be expected for the year ending December 31, 2024. These statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).
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
Concentrations of Credit Risk
Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At September 30, 2024, approximately 83% of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

honor their contractual obligations is dependent upon the viability of the real estate economic sector. Management continues to monitor these concentrations and has considered these concentrations in its allowance for credit loss analysis.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Derivatives
At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company's intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), (2) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), or (3) an instrument with no hedging designation ("non-designated derivative"). For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as fair values change. Changes in the fair value of derivatives not designated are reported currently in earnings, as noninterest income.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(2) Investment Securities
The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)
September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale:
U.S. treasury securities	$1,889	$—	$(6)	$1,883
U.S. agency securities	4,171	—	(256)	3,915
Asset backed securities	19,851	15	(193)	19,673
State, county & municipal securities	111,265	10	(12,629)	98,646
Corporate debt securities	53,330	—	(5,629)	47,701
Mortgage-backed securities	216,291	405	(18,506)	198,190
Total	$406,797	$430	$(37,219)	$370,008

September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity:
U.S. treasury securities	$94,577	$—	$(1,846)	$92,731
U.S. agency securities	16,184	—	(1,006)	15,178
State, county & municipal securities	137,066	130	(11,286)	125,910
Mortgage-backed securities	192,879	—	(20,516)	172,363
Total	$440,706	$130	$(34,654)	$406,182

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale:
U.S. treasury securities	$500	$—	$(2)	$498
U.S. agency securities	4,500	—	(361)	4,139
Asset backed securities	25,035	—	(405)	24,630
State, county & municipal securities	124,524	6	(15,494)	109,036
Corporate debt securities	53,834	16	(6,460)	47,390
Mortgage-backed securities	246,901	36	(25,248)	221,689
Total	$455,294	$58	$(47,970)	$407,382

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity:
U.S. treasury securities	$93,306	$—	$(3,212)	$90,094
U.S. agency securities	16,282	—	(1,424)	14,858
State, county & municipal securities	136,685	356	(13,859)	123,182
Mortgage-backed securities	202,758	—	(25,316)	177,442
Total	$449,031	$356	$(43,811)	$405,576

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The Company elected to exclude accrued interest receivable from the amortized cost basis of available-for-sale and held-to-maturity securities disclosed throughout this note. As of September 30, 2024 and December 31, 2023, accrued interest receivable for available-for-sale and held-to-maturity securities totaled $2.1 million and $2.4 million, and $1.9 million and $1.9 million, respectively, and is included in the "Other assets" line item on the Company’s consolidated balance sheet.

The amortized cost and fair value of investment securities as of September 30, 2024, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,890	$3,863	$31,673	$31,393
Due after one year through five years	20,256	19,053	77,416	75,467
Due after five years through ten years	96,828	85,350	69,829	63,894
Due after ten years	69,532	63,552	68,909	63,065
	$190,506	$171,818	$247,827	$233,819

Mortgage-backed securities	216,291	198,190	192,879	172,363
	$406,797	$370,008	$440,706	$406,182
Proceeds from the sale of investment securities totaled $7.9 million and $25.6 million for the three and nine month periods ended September 30, 2024, respectively, and resulted in gross realized losses of $454,000 and $1,434,000 for each respective period. The purpose of these sales in 2024 was to restructure underperforming assets and reinvest at higher yields. The sales do not impact our ability to hold the remaining available-for-sale securities, and we are not in a position to be required to sell any remaining securities at this time. The Company had no sales of investment securities for the three and nine month periods ended September 30, 2023.
Investment securities having a carrying value of approximately $363.4 million and $429.9 million were pledged to secure public deposits and for other purposes as of September 30, 2024 and December 31, 2023, respectively.
Information pertaining to available-for-sale securities with gross unrealized losses at September 30, 2024 and December 31, 2023 aggregated by investment category and length of time that individual securities have been in a continuous loss position

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

is as follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2024
U.S. treasury securities	$1,883	$(6)	$—	$—	$1,883	$(6)
U.S. agency securities	—	—	3,915	(256)	3,915	(256)
Asset backed securities	3,805	(19)	11,427	(174)	15,232	(193)
State, county & municipal securities	2,054	(278)	95,784	(12,351)	97,838	(12,629)
Corporate debt securities	4,515	(641)	43,186	(4,988)	47,701	(5,629)
Mortgage-backed securities	4,958	(15)	177,319	(18,491)	182,277	(18,506)
	$17,215	$(959)	$331,631	$(36,260)	$348,846	$(37,219)

December 31, 2023
U.S. treasury securities	$—	$—	$498	$(2)	$498	$(2)
U.S. agency securities	—	—	4,139	(361)	4,139	(361)
Asset backed securities	6,196	(75)	17,424	(330)	23,620	(405)
State, county & municipal securities	1,033	(138)	107,443	(15,356)	108,476	(15,494)
Corporate debt securities	1,446	(105)	45,044	(6,355)	46,490	(6,460)
Mortgage-backed securities	5,921	(49)	212,876	(25,199)	218,797	(25,248)
	$14,596	$(367)	$387,424	$(47,603)	$402,020	$(47,970)
Information pertaining to held-to-maturity securities with gross unrealized losses at September 30, 2024 and December 31, 2023 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2024
U.S. treasury securities	$—	$—	$92,731	$(1,846)	$92,731	$(1,846)
U.S. agency securities	—	—	15,178	(1,006)	15,178	(1,006)
State, county & municipal securities	2,753	(29)	106,680	(11,257)	109,433	(11,286)
Mortgage-backed securities	—	—	172,363	(20,516)	172,363	(20,516)
	$2,753	$(29)	$386,952	$(34,625)	$389,705	$(34,654)

December 31, 2023
U.S. treasury securities	$—	$—	$90,094	$(3,212)	$90,094	$(3,212)
U.S. agency securities	—	—	14,858	(1,424)	14,858	(1,424)
State, county & municipal securities	1,461	(78)	103,500	(13,781)	104,961	(13,859)
Mortgage-backed securities	—	—	177,442	(25,316)	177,442	(25,316)
	$1,461	$(78)	$385,894	$(43,733)	$387,355	$(43,811)

Management evaluates available-for-sale securities in an unrealized loss position at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities in an unrealized loss position as of September 30, 2024, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on management's review, the Company's available-for-sale securities have no expected credit losses and no related allowance for credit losses has been established.
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
At September 30, 2024, there were 243 available-for-sale securities and 146 held-to-maturity securities that had unrealized losses. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are due to reasons of credit quality.
The Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), as amended on January 1, 2023 which included evaluation of expected credit losses on debt securities. As part of the Company's calculated credit losses, the allowance for credit losses on investment securities was determined to be de minimis due to the high credit quality of the portfolio, which includes securities issued or guaranteed by the U.S. treasury and U.S. government agencies and high quality municipalities. Therefore, no allowance for credit losses was recorded as of September 30, 2024. See Note 1 for additional details on the allowance for credit losses as it relates to the securities portfolio.
(3) Loans
The following table presents the composition of loans segregated by class of loans, as of September 30, 2024 and December 31, 2023.

(dollars in thousands)	September 30, 2024	December 31, 2023
Construction, land & land development	$196,390	$247,146
Other commercial real estate	1,012,466	974,375
Total commercial real estate	1,208,856	1,221,521
Residential real estate	349,777	356,234
Commercial, financial & agricultural	242,389	242,756
Consumer and other	85,015	62,959
Total Loans	$1,886,037	$1,883,470

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Included in the above table are government guaranteed loans totaling $98.4 million at September 30, 2024 and $86.8 million at December 31, 2023. The following table presents the composition of government guaranteed loans segregated by class of loans for each respective period.

(dollars in thousands)	September 30, 2024	December 31, 2023
Construction, land & land development	$2,489	$7,027
Other commercial real estate	54,183	40,852
Total commercial real estate	56,672	47,879
Residential real estate	10,125	12,170
Commercial, financial & agricultural	31,612	26,716
Consumer and other	—	—
Total Loans	$98,409	$86,765

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of September 30, 2024 and December 31, 2023, accrued interest receivable for loans totaled $8.8 million for both periods and is included in the "Other assets" line item on the Company’s consolidated balance sheet.

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
The following tables present the loan portfolio segregated by class of loans and the risk category of term loans by vintage year, which is the year of origination or most recent renewal, as of September 30, 2024 and December 31, 2023. Those loans with a risk grade of 1, 2, 3, 4, 5 and 98 have been combined in the pass line for presentation purposes. Loans with a risk grade of 7, 8 and 99 have been combined in the substandard line. There were no loans with a risk rating of "doubtful" or "loss" at September 30, 2024 or December 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolvers	Revolvers converted to term loans	Total
September 30, 2024
Construction, land & land development
Risk rating
Pass	$74,340	$53,024	$33,062	$23,203	$2,164	$5,804	$53	$323	$191,973
Special Mention	—	3,717	—	—	419	—	281	—	4,417
Substandard	—	—	—	—	—	—	—	—	—
Total Construction, land & land development	74,340	56,741	33,062	23,203	2,583	5,804	334	323	196,390

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate
Risk rating
Pass	40,156	86,804	359,674	188,879	79,073	202,660	20,811	1,618	979,675
Special Mention	1,051	2,023	4,626	173	2,365	7,533	610	1,072	19,453
Substandard	4,187	3,098	3,878	390	355	857	573	—	13,338
Total Other commercial real estate	45,394	91,925	368,178	189,442	81,793	211,050	21,994	2,690	1,012,466

Current period gross write offs	—	—	—	—	—	20	—	—	20

Residential real estate
Risk rating
Pass	12,225	79,966	114,744	46,641	19,249	47,081	23,550	932	344,388
Special Mention	—	1,624	—	—	—	2,007	204	—	3,835
Substandard	—	—	548	273	67	666	—	—	1,554
Total Residential real estate	12,225	81,590	115,292	46,914	19,316	49,754	23,754	932	349,777

Current period gross write offs	—	—	340	—	—	9	—	—	349

Commercial, financial & agricultural
Risk rating
Pass	39,811	50,615	37,949	14,315	9,686	16,854	62,998	718	232,946
Special Mention	—	—	2,207	93	168	—	971	—	3,439
Substandard	82	1,538	701	2,895	321	245	126	96	6,004

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Total Commercial, financial & agricultural	39,893	52,153	40,857	17,303	10,175	17,099	64,095	814	242,389

Current period gross write offs	45	398	437	188	20	11	—	—	1,099

Consumer and other
Risk rating
Pass	46,650	31,980	2,652	1,209	691	1,357	445	10	84,994
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	8	—	10	1	2	—	—	—	21
Total Consumer and other	46,658	31,980	2,662	1,210	693	1,357	445	10	85,015

Current period gross write offs	67	323	30	—	5	41	—	—	466

Total Loans
Risk rating
Pass	213,182	302,389	548,081	274,247	110,863	273,756	107,857	3,601	1,833,976
Special Mention	1,051	7,364	6,833	266	2,952	9,540	2,066	1,072	31,144
Substandard	4,277	4,636	5,137	3,559	745	1,768	699	96	20,917
Total Loans	$218,510	$314,389	$560,051	$278,072	$114,560	$285,064	$110,622	$4,769	$1,886,037

Total current period gross write offs	$112	$721	$807	$188	$25	$81	$—	$—	$1,934

	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolvers	Revolvers converted to term loans	Total
December 31, 2023
Construction, land & land development
Risk rating
Pass	$112,587	$91,981	$27,332	$5,654	$1,000	$5,765	$605	$31	$244,955
Special Mention	792	—	25	—	—	29	282	—	1,128
Substandard	—	888	4	—	20	151	—	—	1,063
Total Construction, land & land development	113,379	92,869	27,361	5,654	1,020	5,945	887	31	247,146

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate
Risk rating
Pass	61,816	341,656	204,145	88,629	79,123	145,374	24,158	2,031	946,932
Special Mention	75	3,251	766	2,113	5,733	4,694	545	48	17,225
Substandard	2,303	2,615	211	—	486	4,395	208	—	10,218
Total Other commercial real estate	64,194	347,522	205,122	90,742	85,342	154,463	24,911	2,079	974,375

Current period gross write offs	—	—	69	—	—	—	—	—	69

Residential real estate
Risk rating
Pass	78,088	116,704	50,986	21,892	8,510	43,038	22,642	100	341,960
Special Mention	856	466	10	50	679	4,687	424	—	7,172
Substandard	—	1,169	384	296	272	4,735	246	—	7,102

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Total Residential real estate	78,944	118,339	51,380	22,238	9,461	52,460	23,312	100	356,234

Current period gross write offs	253	492	26	—	—	—	—	—	771

Commercial, financial & agricultural
Risk rating
Pass	66,820	51,439	21,673	12,489	4,734	14,002	58,607	306	230,070
Special Mention	4,186	894	376	745	188	40	974	—	7,403
Substandard	164	1,872	1,979	190	25	165	866	22	5,283
Total Commercial, financial & agricultural	71,170	54,205	24,028	13,424	4,947	14,207	60,447	328	242,756

Current period gross write offs	150	168	408	200	9	134	—	—	1,069

Consumer and other
Risk rating
Pass	53,117	4,021	2,004	1,240	925	908	462	1	62,678
Special Mention	79	42	38	12	25	1	—	—	197
Substandard	43	20	3	5	4	9	—	—	84
Total Consumer and other	53,239	4,083	2,045	1,257	954	918	462	1	62,959

Current period gross write offs	9	12	10	2	—	2	—	—	35

Total Loans
Risk rating
Pass	372,428	605,801	306,140	129,904	94,292	209,087	106,474	2,469	1,826,595
Special Mention	5,988	4,653	1,215	2,920	6,625	9,451	2,225	48	33,125
Substandard	2,510	6,564	2,581	491	807	9,455	1,320	22	23,750
Total Loans	$380,926	$617,018	$309,936	$133,315	$101,724	$227,993	$110,019	$2,539	$1,883,470

Total current period gross write offs	$412	$672	$513	$202	$9	$136	$—	$—	$1,944

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
Collateral-Dependent Loans
We classify a loan as collateral-dependent when our borrower is experiencing financial difficulty, and we expect repayment to be provided substantially through the operation or sale of collateral. Our commercial loans have collateral that is comprised of real estate and business assets. Our consumer loans have collateral that is substantially comprised of residential real estate. The Company had $2.2 million and $1.4 million in collateral-dependent loans at September 30, 2024 and December 31, 2023, respectively.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the three and nine month periods ended September 30, 2024.
The following table presents the aging of the amortized cost basis of loans by aging category and accrual status as of September 30, 2024 and December 31, 2023:

(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
September 30, 2024
Construction, land & land development	$208	$—	$208	$—	$196,182	$196,390
Other commercial real estate	692	—	692	5,380	1,006,394	1,012,466
Total commercial real estate	900	—	900	5,380	1,202,576	1,208,856
Residential real estate	2,003	—	2,003	1,486	346,288	349,777
Commercial, financial & agricultural	660	—	660	5,327	236,402	242,389
Consumer and other	227	44	271	22	84,722	85,015
Total Loans	$3,790	$44	$3,834	$12,215	$1,869,988	$1,886,037

December 31, 2023
Construction, land & land development	$812	$—	$812	$85	$246,249	$247,146
Other commercial real estate	1,796	—	1,796	4,219	968,360	974,375
Total commercial real estate	2,608	—	2,608	4,304	1,214,609	1,221,521
Residential real estate	2,503	350	2,853	3,561	349,820	356,234
Commercial, financial & agricultural	775	—	775	1,956	240,025	242,756
Consumer and other	183	20	203	18	62,738	62,959
Total Loans	$6,069	$370	$6,439	$9,839	$1,867,192	$1,883,470

The following tables display a summary of the Company's nonaccrual loans by major categories for the periods indicated.

	September 30, 2024
(dollars in thousands)	Nonaccrual Loans with No Related ACL	Nonaccrual Loans with a Related ACL	Total Nonaccrual Loans

Construction, land & land development	$—	$—	$—
Other commercial real estate	—	5,380	5,380
Total commercial real estate	—	5,380	5,380
Residential real estate	3	1,483	1,486
Commercial, financial & agricultural	752	4,575	5,327
Consumer and other	—	22	22
Total Loans	$755	$11,460	$12,215

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2023
(dollars in thousands)	Nonaccrual Loans with No Related ACL	Nonaccrual Loans with a Related ACL	Total Nonaccrual Loans

Construction, land & land development	$27	$58	$85
Other commercial real estate	2,806	1,413	4,219
Total commercial real estate	2,833	1,471	4,304
Residential real estate	725	2,836	3,561
Commercial, financial & agricultural	—	1,956	1,956
Consumer and other	—	18	18
Total Loans	$3,558	$6,281	$9,839
Interest income recorded on nonaccrual loans during the three months ended September 30, 2024 and 2023 was $173,000 and $55,000, respectively. Interest income recorded on nonaccrual loans during the nine months ended September 30, 2024 and 2023 was $390,000 and $265,000, respectively.
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
The following tables present loans modified due to a financial difficulty under the above terms during the three and nine month periods ended September 30, 2024.

	Three months ended September 30, 2024
(dollars in thousands)	Term Extension	Payment Delay	Term Extension and Payment Delay	Total*

Commercial real estate	$224	$—	$—	$224
Commercial, financial & agricultural	—	1,114	558	1,672
Total Loans	$224	$1,114	$558	$1,896
*less than .05% of total class of receivable
There were a total of six loans in the above categories for the three months ended September 30, 2024. The commercial real estate category consists of one loan which was given a term extension for 20 years. The commercial, financial & agricultural category consists of five loans, three of which were given payment delays and two SBSL loans which were each given payment delays and term extensions of ten years.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2024
(dollars in thousands)	Term Extension	Payment Delay	Term Extension and Payment Delay	Total*

Commercial real estate	$355	$—	$144	$499
Commercial, financial & agricultural	—	1,482	597	2,079
Total Loans	$355	$1,482	$741	$2,578
*less than .05% of total class of receivable
There were a total of ten loans in the above categories for the nine months ended September 30, 2024. The commercial real estate loans consist of three loans, two with a term extension of one year with one of these loans also given a payment delay, and one loan with a term extension of 20 years. There were seven commercial, financial & agricultural loans, four of which had been given a payment delay only and three with both a payment delay and term extensions, one loan for five years and two loans for ten years.
The Company had no loans that subsequently defaulted during the three and nine month periods ended September 30, 2024 and for the year ended December 31, 2023.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(4) Allowance for Credit Losses
The ACL for loans represents management's estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet. The following tables present the balance sheet activity in the ACL by portfolio segment for loans for the three and nine month periods ended September 30, 2024 and September 30, 2023.

(dollars in thousands)	Balance, June 30, 2024	Charge-Offs	Recoveries	Provision for credit losses on loans	Balance, September 30, 2024
Three Months Ended September 30, 2024
Construction, land & land development	$1,295	$—	$13	$(14)	$1,294
Other commercial real estate	7,396	—	25	(375)	7,046
Total commercial real estate	8,691	—	38	(389)	8,340
Residential real estate	5,990	(9)	45	69	6,095
Commercial, financial & agricultural	2,015	(85)	76	885	2,891
Consumer and other	2,110	(215)	11	431	2,337
Total allowance for credit losses on loans	$18,806	$(309)	$170	$996	$19,663

(dollars in thousands)	Balance, June 30, 2023	Charge-Offs	Recoveries	Provision for credit losses on loans	Balance, September 30, 2023
Three Months Ended September 30, 2023
Construction, land & land development	$2,281	$—	$1	$(67)	$2,215
Other commercial real estate	8,733	—	8	(21)	8,720
Total commercial real estate	11,014	—	9	(88)	10,935
Residential real estate	2,642	—	3	128	2,773
Commercial, financial & agricultural	2,984	(714)	13	737	3,020
Consumer and other	426	(14)	5	223	640
Total allowance for loan losses	$17,066	$(728)	$30	$1,000	$17,368

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Balance, December 31, 2023	Charge-Offs	Recoveries	Provision for credit losses on loans	Balance, September 30, 2024
Nine Months Ended September 30, 2024
Construction, land & land development	$2,204	$—	$15	$(925)	1,294
Other commercial real estate	7,064	(20)	43	(41)	7,046
Total commercial real estate	9,268	(20)	58	(966)	8,340
Residential real estate	5,105	(349)	252	1,087	6,095
Commercial, financial & agricultural	2,110	(1,099)	135	1,745	2,891
Consumer and other	1,888	(466)	19	896	2,337
Total allowance for credit losses on loans	$18,371	$(1,934)	$464	$2,762	$19,663

(dollars in thousands)	Balance December 31, 2021		Charge-Offs	Recoveries	Provision	Balance, September 30, 2022
Nine Months Ended September 30, 2023	Balance December 31, 2022	Adoption of ASU 2016-13	Charge-Offs	Recoveries	Provision for credit losses on loans	Balance, September 30, 2023
Construction, land & land development	$1,959	$148	$—	$9	$99	$2,215
Other commercial real estate	8,886	(630)	—	33	431	8,720
Total commercial real estate	10,845	(482)	—	42	530	10,935
Residential real estate	2,354	1,053	—	40	(674)	2,773
Commercial, financial & agricultural	2,709	(690)	(1,157)	180	1,978	3,020
Consumer and other	220	66	(17)	14	357	640
Total allowance for loan losses	$16,128	$(53)	$(1,174)	$276	$2,191	$17,368
Colony used a one-year reasonable and supportable forecast period. The changes in loss rates used as the basis for the estimate of credit losses during this period were modeled using historical data from peer banks and macroeconomic forecast data obtained from a third party vendor, which were then applied to Colony's recent default experience as a starting point. As of September 30, 2024, the Company expects that the markets in which it operates will experience stable economic and unemployment conditions with the trend of delinquencies returning to more normalized levels, over the next two years. Management adjusted the historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the balance and activity in the allowance for credit losses for unfunded commitments for the three and nine month periods ended September 30, 2024 and September 30, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Beginning balance	$1,259	$1,570	$1,375	$—
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	—	—	—	1,661
Change in unfunded commitments	(246)	—	(362)	(91)
Ending balance	$1,013	$1,570	$1,013	$1,570

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(5) Derivatives
As part of its asset liability management activities, the Company may enter into interest rate swaps to help manage its interest rate risk position and mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company entered into two interest rate swaps during the second quarter of 2023, to hedge the variability of cash flows due to changes in the benchmark Secured Overnight Financing Rate ("SOFR") interest rate risk for its short-term funding over the term of these cash flow hedges. The Company entered into two additional interest rate swaps during the third quarter of 2024, one of which was designated as a cash flow hedge and the other a fair value hedge. Fair value hedging relationships mitigate exposure to the change in fair value of an asset or liability.
The notional amount of an interest rate swap does not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amount and the other terms of the interest rate swap agreements.
On June 23, 2023, the Company entered into a five-year interest rate swap with a notional amount totaling $25.0 million. On June 26, 2023, the Company entered into a three-year interest rate swap with a notional amount totaling $25.0 million. Both of the swaps were designated as cash flow hedges of certain variable rate liabilities.
On September 6, 2024, the Company entered into an interest rate swap with a notional amount totaling $30.0 million with maturity dates ranging from one to two years. This swap was designated as a cash flow hedge of certain variable rate liabilities. On August 30, 2024, the Company entered into an interest rate swap with a notional amount totaling $25.4 million with maturity dates ranging from three to 3.5 years. This swap was designated as a fair value hedge of certain fixed rate assets.
The derivatives are recorded in "Other liabilities" on the Company's balance sheet and have a total value of $1.1 million as of September 30, 2024, with $879,000 representing cash flow hedges and $175,000 representing fair value hedges.
Gains were recorded on the cash flow hedges, which totaled $199,000 and $550,000 for the three and nine months ended September 30, 2024, respectively, and $164,000 and $173,000 for the three and nine months ended September 30, 2023, as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to swaps are reclassified to interest income or expense as interest payments are made on the Bank's fixed rate assets and variable rate liabilities.
The following table presents the amounts recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to the interest rate swaps for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Cash flow hedging relationships
Amount of gain(loss) recognized in OCI, net of tax	$1,052	$482	$(330)	$681
Amount of gain reclassified from OCI to interest expense, net of tax	159	128	$440	139

Fair value hedging relationships
Amount of gain(loss) recognized in OCI, net of tax	(130)	—	$(130)	—

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(6) Borrowings
The following table presents information regarding the Company’s outstanding borrowings at September 30, 2024 and December 31, 2023:

(dollars in thousands)	September 30, 2024	December 31, 2023
Federal Home Loan Bank advances	185,000	175,000
Other borrowings	63,016	63,445
	$248,016	$238,445
Advances from the Federal Home Loan Bank (“FHLB”) have maturities ranging from 2024 to 2029 and interest rates ranging from 3.69% to 4.75%. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans, commercial real estate loans, farmland loans, multifamily loans and HELOC loans. At September 30, 2024, the lendable collateral value of those loans pledged is $193.1 million. At September 30, 2024, the Company had remaining credit availability from the FHLB of $564.3 million. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.
The Company's debentures issued in connection with trust preferred securities are recorded as other borrowings on the consolidated balance sheets, but, subject to certain limitations, qualify as Tier 1 capital for regulatory capital purposes. At September 30, 2024 and December 31, 2023, $24.2 million of debentures underlying trust preferred securities were outstanding. The proceeds from the offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the bank subsidiary. The debentures underlying the trust preferred securities require quarterly interest payments.
The Company also has fixed-to-floating rate subordinated notes which are due 2032 (the "Notes"). The Notes bear a fixed rate of 5.25% for the first five years and reset quarterly thereafter to the then current three-month SOFR, as published by the Federal Reserve Bank of New York, plus 265 basis points for the five-year floating term. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after May 20, 2027, or at any time, in whole but not in part, upon certain other specified events. At September 30, 2024 and December 31, 2023, $38.8 million and $39.2 million, respectively, of the Notes, net of debt issuance costs were outstanding. The Notes are recorded as other borrowings on the consolidated balance sheets and, subject to certain limitations, qualify as Tier 2 capital for regulatory capital purposes.
The aggregate stated maturities of other borrowed money at September 30, 2024 are as follows:

(dollars in thousands)
Year	Amount
2024	$50,000
2025	—
2026	25,000
2027	15,000
2028	65,000
2029 and After	93,016
$248,016
The Company also has available federal funds lines of credit with various financial institutions totaling $64.5 million, with no outstanding balance at September 30, 2024.
The Company has the ability to borrow funds from the Federal Reserve Bank (“FRB”) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At September 30, 2024, the Company had $118.8 million borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(7) Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock.
The following table presents earnings per share for the three and nine months ended September 30, 2024 and 2023.

(dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income available to common stockholders	$5,629	$5,804	$16,436	$16,149

Denominator
Weighted average number of common shares
Outstanding for basic earnings per common share	17,587,902	17,569,493	17,566,452	17,581,817
Weighted-average number of shares outstanding for diluted earnings per common share	17,587,902	17,569,493	17,566,452	17,581,817

Earnings per share - basic	$0.32	$0.33	$0.94	$0.92

Earnings per share - diluted	$0.32	$0.33	$0.94	$0.92

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
At September 30, 2024 and December 31, 2023 the following financial instruments were outstanding whose contract amounts represent credit risk:

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Contract Amount
(dollars in thousands)	September 30, 2024	December 31, 2023
Loan commitments	$331,920	$362,878
Letters of credit	5,045	5,656
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
Legal Contingencies. In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. As of September 30, 2024, the aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.

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
Other borrowings – The fair value of other borrowings is calculated by discounting contractual cash flows using an estimated interest rate based on current rates available to the Company for debt of similar remaining maturities and collateral terms. Other borrowings are classified as Level 2 due to their expected maturities.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2024 and December 31, 2023 are as follows:

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Assets
Cash and short-term investments	$144,853	$144,853	$144,853	$—	$—
Investment securities available-for-sale	370,008	370,008	—	360,897	9,111
Investment securities held-to-maturity	440,706	406,182	—	406,182	—
Other investments	17,712	17,712	—	17,712	—
Loans held for sale	27,760	27,760	—	27,760	—
Loans, net	1,866,374	1,737,819	—	—	1,737,819

Liabilities
Deposits	2,524,970	2,522,344	—	2,522,344	—
Federal Home Loan Bank advances	185,000	183,569	—	183,569	—
Other borrowings	63,016	51,799	—	51,799	—
Derivative instruments	1,054	1,054	—	1,054	—

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Cash and short-term investments	$83,322	$83,322	$83,322	$—	$—
Investment securities available-for-sale	407,382	407,382	—	396,568	10,814
Investment securities held-to-maturity	449,031	405,576	—	405,576	—
Other investments	16,868	16,868	—	16,868	—
Loans held for sale	27,958	27,958	—	27,958	—
Loans, net	1,865,099	1,699,870	—	—	1,699,870

Liabilities
Deposits	2,544,790	2,538,477	—	2,538,477	—
Federal Home Loan Bank advances	175,000	176,022	—	176,022	—
Other borrowings	63,445	51,056	—	51,056	—
Derivative instruments	438	438	—	438	—
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis – The following tables present the recorded amount of the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall. The tables below include collateral dependent impaired loans and other real estate properties at September 30, 2024 and December 31, 2023. Those collateral dependent impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2024
Recurring
Investment securities available-for-sale
U.S. treasury securities	$1,883	$—	$1,883	$—
U.S. agency securities	3,915	—	3,915	—
Asset backed securities	19,673	—	19,673	—
State, county & municipal securities	98,646	—	98,646	—
Corporate debt securities	47,701	—	41,164	6,537
Mortgage-backed securities	198,190	—	195,616	2,574
Total investment securities available-for-sale	370,008	—	360,897	9,111
Loans held for sale	27,760	—	27,760	—
Total recurring assets	$397,768	$—	$388,657	$9,111

Derivative instruments	$1,054	$—	$1,054	$—
Total recurring liabilities	$1,054	$—	$1,054	$—

Nonrecurring
Collateral dependent loans	$2,181	$—	$—	$2,181
Other real estate owned	227	—	—	227
Total nonrecurring assets	$2,408	$—	$—	$2,408

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2023
Recurring
Investment securities available-for-sale
U.S. treasury securities	$498	$—	$498	$—
U.S. agency securities	4,139	—	4,139	—
Asset backed securities	24,630	—	24,630	—
State, county & municipal securities	109,036	—	109,036	—
Corporate debt securities	47,390	—	40,465	6,925
Mortgage-backed securities	221,689	—	217,800	3,889
Total investment securities available-for-sale	407,382	—	396,568	10,814
Loans held for sale	27,958	—	27,958	—
Total recurring assets	$435,340	$—	$424,526	$10,814

Derivative instruments	$438	$—	$438	$—
Total recurring liabilities	$438	$—	$438	$—

Nonrecurring
Collateral dependent loans	$1,410	$—	$—	$1,410
Other real estate owned	448	—	—	448
Total nonrecurring assets	$1,858	$—	$—	$1,858

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at September 30, 2024 and December 31, 2023. This table is comprised of collateral dependent impaired loans and other real estate owned:

(dollars in thousands)	September 30, 2024	Valuation Techniques	Unobservable Inputs	Discount rate
Collateral dependent loans	$2,181	Appraised Value	Discounts to reflect estimated costs to sell	10%
Other real estate owned	227	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	10%

(dollars in thousands)	December 31, 2023	Valuation Techniques	Unobservable Inputs	Discount rate
Collateral dependent loans	$1,410	Appraised Value	Discounts to reflect estimated costs to sell	10%
Other real estate owned	448	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	10%

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents quantitative information about recurring level 3 fair value measurements as of September 30, 2024 and December 31, 2023.

	As of September 30, 2024
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Available-for-sale securities	$9,111	Discounted Cash Flow	Discount Rate or Yield	N/A*

	As of December 31, 2023
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Available-for-sale securities	$10,814	Discounted Cash Flow	Discount Rate or Yield	N/A*
* The Company relies on a third-party pricing service to value its securities. The details of the unobservable inputs and other adjustments used by the third-party pricing service were not readily available to the Company.
The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three and nine months ended September 30, 2024.

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
(dollars in thousands)	Available-for-sale securities	Available-for-sale securities
Balance, Beginning	$9,373	$10,814
Additions	—	2,588
Redemptions/Payments	(303)	(3,554)
Fair value adjustments	41	1,688
Transfers between levels	—	(2,425)
Balance, Ending	$9,111	$9,111
The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers between levels for the three month periods ended September 30, 2024 and 2023 and $2.4 million and $380,000 in transfers between levels for the nine month periods ended September 30, 2024 and 2023, respectively.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(10) Segment Information
The Company’s operating segments include banking, mortgage banking and small business specialty lending division. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. The Small Business Specialty Lending Division segment derives its revenue from the origination, sales and servicing of Small Business Administration loans and other government guaranteed loans. Segment performance is evaluated using net interest income and noninterest income. Income taxes are assessed based on income before income taxes, and indirect expenses (including management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows. The following tables present information reported internally for performance assessment for the three and nine months ended September 30, 2024 and 2023:

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three Months Ended September 30, 2024
Net Interest Income	$17,152	$67	$1,322	$18,541
Provision for Credit Losses	698	—	52	750
Noninterest Income	5,494	1,812	2,776	10,082
Noninterest Expenses	17,075	1,533	2,227	20,835
Income Taxes	1,017	71	321	1,409
Segment Profit	$3,856	$275	$1,498	$5,629

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three Months Ended September 30, 2023
Net Interest Income	$18,778	$52	$791	$19,621
Provision for Credit Losses	286	—	714	1,000
Noninterest Income	6,233	1,725	1,760	9,718
Noninterest Expenses	16,653	2,040	2,188	20,881
Income Taxes	1,777	(53)	(70)	1,654
Segment Profit	$6,295	$(210)	$(281)	$5,804

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Nine Months Ended September 30, 2024
Net Interest Income	$51,921	$157	$3,526	$55,604
Provision for Credit Losses	1,249	—	1,151	2,400
Noninterest Income	16,260	4,433	8,373	29,066
Noninterest Expenses	51,339	4,077	6,146	61,562
Income Taxes	3,243	114	915	4,272
Segment Profit	$12,350	$399	$3,687	$16,436

Segments Assets at September 30, 2024	$2,955,145	$9,300	$100,658	$3,065,103

Full time employees at September 30, 2024	375	44	33	452

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Nine Months Ended September 30, 2023
Net Interest Income	$57,478	$86	$1,806	$59,370
Provision for Credit Losses	1,246	—	854	2,100
Noninterest Income	16,584	5,017	4,728	26,329
Noninterest Expenses	52,115	5,723	5,640	63,478
Income Taxes	4,089	(125)	8	3,972
Segment Profit	$16,612	$(495)	$32	$16,149

Segments Assets at December 31, 2023	$2,956,121	$7,890	$89,411	$3,053,422

Full time employees at September 30, 2023	382	45	33	460

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(11) Regulatory Capital Matters
The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies. Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations.
As of September 30, 2024, the Company and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized, the Company and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the tables below, and have met certain other requirements. Management believes that the Company and the Bank exceeded all well-capitalized requirements at September 30, 2024, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.
The following tables summarize regulatory capital information as of September 30, 2024 and December 31, 2023 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for September 30, 2024 and December 31, 2023 were calculated in accordance with the Basel III rules.

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2024
Total Capital to Risk-Weighted Assets
Consolidated	$347,219	16.48%	$168,553	8.00%	$210,691	10.00%
Colony Bank	307,618	14.65	167,983	8.00	209,978	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	287,756	13.66	126,394	6.00	168,525	8.00
Colony Bank	286,942	13.67	125,944	6.00	167,925	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	263,527	12.51	94,794	4.50	136,925	6.50
Colony Bank	286,942	13.67	94,458	4.50	136,439	6.50

Tier 1 Capital to Average Assets
Consolidated	287,756	9.51	121,033	4.00	151,291	5.00
Colony Bank	286,942	9.51	120,691	4.00	150,863	5.00

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Total Capital to Risk-Weighted Assets
Consolidated	$337,159	15.47%	$174,355	8.00%	$217,944	10.00%
Colony Bank	300,497	13.85	173,572	8.00	216,965	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	278,196	12.77	130,711	6.00	174,281	8.00
Colony Bank	280,751	12.94	130,178	6.00	173,571	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	253,967	11.66	98,015	4.50	141,577	6.50
Colony Bank	280,751	12.94	97,634	4.50	141,026	6.50

Tier 1 Capital to Average Assets
Consolidated	278,196	9.17	121,350	4.00	151,688	5.00
Colony Bank	280,751	9.28	121,013	4.00	151,267	5.00

(12) Subsequent Events
Dividend
On October 23, 2024, the Board of Directors declared a quarterly cash dividend of $0.1125 per share, to be paid on its common stock on November 20, 2024, to shareholders of record as of the close of business on November 6, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Colony Bankcorp, Inc. and our wholly owned subsidiary, Colony Bank, from December 31, 2023 through September 30, 2024 and on our results of operations for the three and nine months ended September 30, 2024 and 2023. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto in the Company's 2023 Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
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
•external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws (including as a result of the United States presidential election and, including the interest rate policies of the Federal Reserve), the possibility that the U.S. could default on its debt obligations, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
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
•a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget; and
•other risks and factors identified in our 2023 Form 10-K, this Quarterly Report on Form 10-Q for the period ended September 30, 2024, and in any of the Company's other reports filed with the U.S. Securities and Exchange Commission and available on its website at www.sec.gov.
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

Overview
The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of September 30, 2024 and December 31, 2023, and results of operations for the three and nine month periods ended September 30, 2024 and 2023. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.
At September 30, 2024, the Company had total consolidated assets of $3.1 billion, total loans, net of $1.9 billion, total deposits of $2.5 billion, and stockholders’ equity of $276.1 million. The Company reported net income of $5.6 million, or $0.32 per diluted share, for the three months ended September 30, 2024 and $16.4 million, or $0.94 per diluted share, for the first nine months of 2024 compared to net income of $5.8 million, or $0.33 per diluted share, for the three months ended September 30, 2023 and $16.1 million, or $0.92 per diluted share, for the first nine months of 2023. The decrease in net income for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily a result of the increase in interest expense that more than offset the increase in interest income due to higher interest rates period over period. The increase in net income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily the result of increased net interest income as detailed above along with increases in noninterest income from service charges on deposits, gains on sales of SBA loans and increases in our complementary lines of business which include mortgage, small business specialty lending, marine/RV lending, insurance and wealth and merchant services.
Net interest income on a tax equivalent basis was $18.7 million for the third quarter of 2024 compared to $19.8 million for the third quarter of 2023, a decrease of $1.1 million. Net interest income on a tax equivalent basis for the nine months ended September 30, 2024 was $56.1 million, compared to $59.9 million for the nine months ended September 30, 2023, a decrease of $3.9 million. Increases can be seen in income on interest earning assets which is more than offset by increases in expenses on interest bearing liabilities due to the significant rise in interest rates period over period. Income on interest earning assets increased $2.0 million to $34.8 million for the third quarter of 2024 compared to the respective period in 2023. Expense on interest bearing liabilities increased $3.1 million to $16.1 million for the third quarter of 2024 compared to the respective period in 2023. Income on interest earning assets increased $9.5 million to $101.8 million for the first nine months of 2024 compared to the respective period in 2023. Expense on interest bearing liabilities increased $13.3 million to $45.6 million for the first nine months of 2024 compared to the respective period in 2023.
Provision for credit losses for the three and nine months ended September 30, 2024 was $750,000 and $2.4 million, which represents $996,000 and $2.8 million in provision for credit losses on loans and $246,000 and $362,000 in release of credit losses on unfunded commitments, respectively. This is compared to $1.0 million and $2.1 million for the three and nine months ended September 30, 2023, which represents $1.0 million and $2.2 million in provision for credit losses on loans and $0 and $91,000 in release of credit losses on unfunded commitments, respectively. For the third quarter of 2024, there were net charge-offs of $139,000 compared to $698,000 for the same period in 2023. Net charge-offs for the first nine months of 2024 were $1.5 million compared to $898,000 for the same period in 2023. Colony’s allowance for credit losses on loans was $19.7 million, or 1.04% of total loans at September 30, 2024, compared to $18.4 million, or 0.98% of total loans, at December 31, 2023. At September 30, 2024 and December 31, 2023, nonperforming assets were $12.5 million and $10.7 million, or 0.41% and 0.35% of total assets, respectively.
Noninterest income of $10.1 million for the third quarter of 2024 represents an increase of $364,000, or 3.75%, from the third quarter of 2023. Noninterest income of $29.1 million for the nine months ended September 30, 2024 represents an increase of $2.7 million, or 10.40%, compared to the same period of 2023. These increases were primarily related to increases in service charges on deposits, gain on sales of SBA loans and BOLI income which were partially offset by decreases in interchange fee income and losses on sales of securities. See "Table 3 - Noninterest income" for more detail and discussion on the primary drivers to the variances in noninterest income.
For the three months ended September 30, 2024, noninterest expense was $20.8 million, a decrease of $46,000, or 0.22%, from the same period in 2023. For the nine months ended September 30, 2024, noninterest expense was $61.6 million, a decrease of $1.9 million, or 3.02%, from the same period in 2023. Decreases in noninterest expense were a result of decreases in occupancy and equipment expenses, communications expenses and deposit related expenses which were partially offset by an increase in advertising and public relation expenses. See "Table 4 - Noninterest expense" for more detail and discussion on the primary drivers to the decrease in noninterest expense.
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

Recent Industry Developments

During 2023, the banking industry experienced significant volatility with multiple high-profile bank failures which led to industry wide concerns related to liquidity, deposit outflows, uninsured deposit concentrations, unrealized securities losses and eroding consumer confidence in the banking system, which has begun to soften in 2024. These negative industry developments did not impact the Company’s liquidity position and our balance sheet remains robust. The Company’s total deposits did experience a minimal decline of 0.78% as compared to December 31, 2023, to $2.52 billion at September 30, 2024 which was due to wholesale deposit payoffs. The Company’s uninsured deposits represented 31.64% of total Bank deposits at September 30, 2024 compared to 30.22% of total Bank deposits at December 31, 2023. The Company continues to maintain strong liquidity with available sources of funding of approximately $1.3 billion at September 30, 2024. Furthermore, the Company’s capital remains strong with common equity Tier 1 and total capital ratios of 12.51% and 16.48%, respectively, as of September 30, 2024.

Results of Operations
We reported net income and diluted earnings per share of $5.6 million and $0.32, respectively, for the third quarter of 2024. This compares to net income and diluted earnings per share of $5.8 million and $0.33, respectively, for the same period in 2023. We reported net income and diluted earnings per share of $16.4 million and $0.94, respectively, for the first nine months of 2024. This compares to net income and diluted earnings per share of $16.1 million and $0.92, respectively, for the same period in 2023.

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
Fully taxable equivalent net interest income for the third quarter of 2024 and 2023 was $18.7 million and $19.8 million, respectively. This decrease quarter over quarter can be seen in increases in rates paid on deposits and other borrowings which outpaced the increases in rates and volume on loans and deposits in banks. The net interest margin for the third quarter of 2024 and 2023 was 2.64% and 2.78%, respectively. This decrease in net interest margin for the third quarter of 2024 compared to the same period in 2023 is primarily a result of the increase in higher yields paid on deposits that outpaced the increase in rates on loans and deposits in banks. Fully taxable equivalent net interest income for the nine months ended September 30, 2024 and 2023 was $56.1 million and $59.9 million, respectively. This decrease quarter over quarter can be seen in increases in rates paid on deposits and other borrowings which outpaced the increases in rates and volume on loans and deposits in banks. The net interest margin for the nine months ended September 30, 2024 compared to the same period in 2023 was 2.67% and 2.87%, respectively. This decrease in net interest margin is primarily a result of the increase in higher yields paid on deposits that outpaced the increase in rates on loans and deposits in banks. While we had anticipated margin expansion in the second half of the year, we did not see it materialize in the third quarter of 2024. However, we believe that the margin has now reached its lowest point and we are optimistic about seeing improvement going forward as changes in the rate environment and easing from the Federal Reserve will allow us to relieve pressure on our funding costs.
The following tables indicates the relationship between interest income and interest expense and the average amounts of assets and liabilities for the periods indicated. As shown in the tables, average assets decreased and average liabilities increased for the three months ended September 30, 2024 compared to the same period in 2023. The decrease in average assets was primarily driven by the decrease in investment securities of $52.5 million, which was partially offset by an increase in deposits in banks of $10.3 million and the loan portfolio of $32.6 million. The increase in average liabilities was primarily attributed to an increase in borrowings of $25.2 million as well as an increase in interest bearing deposits of $8.3 million. For the nine months ended September 30, 2024, both average assets and average liabilities increased compared to the same period in 2023. The increase in average assets was primarily driven by the increase in the loan portfolio and deposits in banks of $71.5 million and $6.4 million, respectively, partially offset by a decrease in investment securities of $59.3 million. The increase in average liabilities was funded through an increase in interest bearing deposits of $52.6 million along with a slight increase in borrowings of $1.8 million. The net interest spread, as well as the net interest margin, will continue to be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.
The yield on total interest-bearing liabilities increased from 2.26% in the third quarter of 2023 to 2.76% in the third quarter of 2024. The yield on total interest-bearing liabilities increased from 1.94% for the nine months ended September 30, 2024 to 2.66% for the nine months ended September 30, 2023. These increases were primarily due to increases in the federal funds interest rate of an additional 100 basis points during the first nine months of 2023.

Table 1 - Average Balance Sheet and Net Interest Analysis
	Three Months Ended September 30,
	2024			2023
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$1,916,375	$28,560	5.93%	$1,883,811	$26,075	5.49%
Investment securities, taxable	719,669	4,852	2.68	761,540	5,288	2.75
Investment securities, tax-exempt(2)	95,464	501	2.09	106,136	610	2.28
Deposits in banks and short term investments	88,563	855	3.84	78,295	787	3.99
Total interest-earning assets	$2,820,071	$34,768	4.90%	$2,829,782	$32,760	4.59%
Noninterest-earning assets	218,876			228,703
Total assets	$3,038,947			$3,058,485
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$1,460,011	$7,342	2.00%	$1,382,638	$4,455	1.28%
Other time	603,391	5,812	3.83	672,442	5,883	3.47
Total interest-bearing deposits	2,063,402	13,154	2.54	2,055,080	10,338	2.00
Federal funds purchased	2	—	5.92	764	11	5.93
Federal Home Loan Bank advances	185,000	1,913	4.11	155,652	1,569	4.00
Other borrowings	63,001	996	6.29	66,342	1,041	6.22
Total other interest-bearing liabilities	248,003	2,909	4.67	222,758	2,621	4.67
Total interest-bearing liabilities	$2,311,405	$16,063	2.76%	$2,277,838	$12,959	2.26%
Noninterest-bearing liabilities:
Demand deposits	440,699			509,946
Other liabilities	18,074			31,130
Stockholders' equity	268,769			239,571
Total noninterest-bearing liabilities and stockholders' equity	727,542			780,647
Total liabilities and stockholders' equity	$3,038,947			$3,058,485
Interest rate spread			2.14%			2.33%
Net interest income		$18,705			$19,801
Net interest margin			2.64%			2.78%
1.The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable-equivalent adjustments totaling $59,000 and $54,000 for the three months ended September 30, 2024 and 2023, respectively, are calculated using the statutory federal tax rate and are included in income and fees on loans. Accretion income of $25,000 and $36,000 for the three months ended September 30, 2024 and 2023 are also included in income and fees on loans.
2.Taxable-equivalent adjustments totaling $105,000 and $128,000 for the three months ended September 30, 2024 and 2023, respectively, are included in tax-exempt interest on investment securities.

Table 1 - Average Balance Sheet and Net Interest Analysis
	Nine Months Ended September 30,
	2024			2023
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans, net of unearned income(3)	$1,904,906	$83,365	5.85%	$1,833,405	$72,403	5.28%
Investment securities, taxable	726,462	14,511	2.67	779,940	16,167	2.77
Investment securities, tax-exempt(4)	100,789	1,652	2.19	106,599	1,837	2.30
Deposits in banks and short term investments	74,255	2,232	4.01	67,828	1,853	3.65
Total interest-earning assets	$2,806,412	$101,760	4.84%	$2,787,772	$92,260	4.42%
Noninterest-earning assets	222,135			224,985
Total assets	$3,028,547			$3,012,757
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$1,454,287	$20,534	1.89%	$1,388,248	$10,201	0.98%
Other time	597,623	16,817	3.76	611,032	13,692	3.00
Total interest-bearing deposits	2,051,910	37,351	2.43	1,999,280	23,893	1.60
Federal funds purchased	5	—	5.94	3,703	146	5.29
Federal Home Loan Bank advances	173,540	5,306	4.08	161,099	5,140	4.27
Other borrowings	63,241	2,989	6.31	70,234	3,164	6.02
Total other interest-bearing liabilities	236,786	8,295	4.68	235,036	8,450	4.81
Total interest-bearing liabilities	$2,288,696	$45,646	2.66%	$2,234,316	$32,343	1.94%
Noninterest-bearing liabilities:
Demand deposits	461,336			526,469
Other liabilities	16,869			13,897
Stockholders' equity	261,646			238,075
Total noninterest-bearing liabilities and stockholders' equity	739,851			778,441
Total liabilities and stockholders' equity	$3,028,547			$3,012,757
Interest rate spread			2.18%			2.48%
Net interest income		$56,114			$59,917
Net interest margin			2.67%			2.87%

3 The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable-equivalent adjustments totaling $163,000 and $162,000 for the six months ended September 30, 2024 and 2023, respectively, are calculated using the statutory federal tax rate and are included in income and fees on loans. Accretion income of $35,000 and $160,000 for the six months ended September 30, 2024 and 2023 are also included in income and fees on loans.
4 Taxable-equivalent adjustments totaling $347,000 and $386,000 for the six months ended September 30, 2024 and 2023, respectively, are included in tax-exempt interest on investment securities.

The following table presents the effect of net interest income for changes in the average outstanding volume amounts of interest-earning assets and interest-bearing liabilities and the rates earned and paid on these assets and liabilities for the three and nine month periods ended September 30, 2024 compared to the three and nine month periods ended September 30, 2023.

Table 2 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Compared to Three Months Ended September 30, 2023 Increase (Decrease) Due to Changes in			Compared to Nine Months Ended September 30, 2023 Increase (Decrease) Due to Changes in
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned fees	$1,788	$697	$2,485	$3,775	$7,187	$10,962
Investment securities, taxable	(1,151)	715	(436)	(1,481)	(175)	(1,656)
Investment securities, tax-exempt	(243)	134	(109)	(134)	(51)	(185)
Deposits in banks and short term investments	410	(342)	68	235	144	379
Total interest-earning assets (FTE)	804	1,204	2,008	2,395	7,105	9,500
Interest-bearing liabilities:
Interest-Bearing Demand and Savings Deposits	990	1,897	2,887	647	9,686	10,333
Time Deposits	(2,396)	2,325	(71)	(402)	3,527	3,125
Federal funds purchased	(45)	34	(11)	(196)	50	(146)
Federal Home Loan Bank Advances	1,174	(830)	344	531	(365)	166
Other Borrowed Money	(208)	163	(45)	(421)	246	(175)
Total interest-bearing liabilities	(485)	3,589	3,104	159	13,144	13,303
Increase in net interest income (FTE)	$1,289	$(2,385)	$(1,096)	$2,236	$(6,039)	$(3,803)
Provision for Credit Losses
The provision for credit losses recorded in each period is based on the amount required such that the total allowance for credit losses reflects the appropriate balance, in the estimation of management, sufficient to cover expected credit losses over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur. Provision for credit losses for the three and nine months ended September 30, 2024 was $750,000 and $2.4 million, respectively, compared to $1.0 million and $2.1 million, respectively, for the same period in 2023. The provision for credit losses for the three and nine months ended September 30, 2024 includes $996,000 and $2.8 million, respectively, in credit losses on loans and $246,000 and $362,000, respectively, in release of credit losses on unfunded commitments. The provision for credit losses for the three and nine months ended September 30, 2023 includes $1.0 million and $2.2 million, respectively, in credit losses on loans and $0 and $91,000, respectively, in release of credit losses on unfunded commitments. See the section captioned “Loans and Allowance for Credit Losses” elsewhere in this discussion for further analysis of the provision for credit losses.

Noninterest Income
The following table represents the major components of noninterest income for the periods indicated.

Table 3 - Noninterest Income
	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Service charges on deposits	$2,401	$2,200	$201	9.1%	$7,062	$6,140	$922	15.0%
Mortgage fee income	1,812	1,730	82	4.7	4,503	4,928	(425)	(8.6)
Gain on sales of SBA loans	2,227	1,268	959	75.6	6,620	3,429	3,191	93.1
Loss on sales of securities	(454)	—	(454)	(100.0)	(1,434)	—	(1,434)	(100.0)
Interchange fees	2,163	2,202	(39)	(1.8)	6,269	6,401	(132)	(2.1)
BOLI income	383	335	48	14.3	1,314	1,024	290	28.3
Insurance commissions	433	509	(76)	(14.9)	1,318	1,421	(103)	(7.2)
Other noninterest income	1,117	1,474	(357)	(24.2)	3,414	2,986	428	14.3
Total noninterest income	$10,082	$9,718	$364	3.7%	$29,066	$26,329	$2,737	10.4%
Noninterest income increased for the three and nine month periods ended September 30, 2024 as compared to the same periods in 2023. The increases in both periods is a result of increases in service charges on deposits, gain on sales of SBA loans and BOLI income which were partially offset by decreases in interchange fee income and losses on sales of securities.
Service charges on deposits. For the three and nine months ended September 30, 2024, service charges on deposits experienced increases compared to the same periods ended September 30, 2023. These increases in service charges on deposits can be attributed to the Company's ability to maintain a strong deposit base despite the challenging rate environment.
Mortgage Fee Income. For the three and nine months ended September 30, 2024, mortgage fee income increased and decreased, respectively, as compared to the same periods ended September 30, 2023. The three month increase in mortgage fee income was the result of improved mortgage production during the third quarter of 2024. The nine month decrease in mortgage fee income was the result of decreases in mortgage production which can be partially attributed to the Federal Reserve's decision to leave interest rates unchanged until the end of the third quarter of 2024.
Gain on sales of SBA loans. For the three and nine months ended September 30, 2024, net realized gains on the sale of the guaranteed portion of SBA loans increased as compared to the same periods ended September 30, 2023. These increases are related to increased production and sales in the Small Business Specialty Lending division which hit its highest mark in five consecutive quarters during the first quarter of 2024 and continues to perform at a high level.
BOLI income. For the three and nine months ended September 30, 2024, BOLI income was higher when compared to the same periods ended September 30, 2023. These increases are primarily related to income from the payout of death benefits during the first quarter of 2024.
Interchange fees. For the three and nine months ended September 30, 2024, interchange fee income was slightly lower than the same periods ended September 30, 2023. These minimal decreases in interchange fees are the result of customer use of our card programs whose buying habits can fluctuate between periods.
Insurance commissions. For the three and nine months ended September 30, 2024, insurance commissions decreased slightly compared to the same periods ended September 30, 2023. These variances are volume driven by activity in the Company's insurance division.
Other noninterest income. For the three and nine months ended September 30, 2024, other noninterest income decreased and increased, respectively, as compared to the same periods ended September 30, 2023. The decrease in other noninterest income for the three month period ended September 30, 2024 was primarily due to a decline in commissions received from our partnership with Innovation Refunds related to the Employee Retention Credit as well as recording a loss on the sale of assets in the third quarter of 2024 compared to a gain on the sale of assets in the third quarter of 2023. The increase in other noninterest income for the nine month period ended September 30, 2024 was primarily attributable to increases in wealth advisory and merchant services, gains on sales of other real estate along with increases in SBA servicing and other related fee income, partially offset by a writedown of Bank premises in the second quarter of 2024.

Noninterest Expense
The following table represents the major components of noninterest expense for the periods indicated.

Table 4 - Noninterest Expense
	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Salaries and employee benefits	$12,594	$11,973	$621	5.2%	$36,889	$37,929	$(1,040)	(2.7)%
Occupancy and equipment	1,523	1,620	(97)	(6.0)	4,505	4,740	(235)	(5.0)
Information technology expenses	2,150	2,064	86	4.2	6,487	6,406	81	1.3
Professional fees	748	752	(4)	(0.5)	2,286	2,348	(62)	(2.6)
Advertising and public relations	965	766	199	26.0	2,892	2,432	460	18.9
Communications	210	224	(14)	(6.3)	652	710	(58)	(8.2)
Other noninterest expense	2,645	3,482	(837)	(24.0)	7,851	8,913	(1,062)	(11.9)
Total noninterest expense	$20,835	$20,881	$(46)	(0.2)%	$61,562	$63,478	$(1,916)	(3.0)%
Noninterest expense decreased for the three and nine months ended September 30, 2024 compared to the same periods in 2023.
Salaries and employee benefits. Salaries and employee benefits for the three and nine months ended September 30, 2024 increased and decreased, respectively, as compared to the same periods ended September 30, 2023. The increase in salaries and employee benefits expenses for the three month comparison is a result of an increase in FAS91-deferred costs due to accelerated marine/RV lending costs and the increase in Upstart costs. The decrease in salaries and employee benefits expenses for the nine month comparison is related to the Company's expense reduction initiative in 2023 which lowered total number of employees period over period.
Information technology expenses. Information technology expenses increased slightly for the three and nine months ended September 30, 2024 compared to the same periods ended September 30, 2023. These increases relate primarily to an increase in software expenses.
Professional fees. Professional fees decreased for the three and nine months ended September 30, 2024 compared to the same periods ended September 30, 2023. These decreases are the result of decreased legal fees partially offset by increased audit and consulting fees.
Advertising and public relations. Advertising and public relations expenses increased for the three and nine months ended September 30, 2024 compared to the same periods ended September 30, 2023. The increase for the three month period comparison is related to increased marketing and advertising expenses. The increase for the nine month period comparison can be attributed to a donation in the second quarter of 2024 to Colony Museum, an organization in Fitzgerald, Georgia that Colony Bank helped to establish along with increased marketing and advertising expenses..
Communications. Communications expenses decreased for the three and nine months ended September 30, 2024 compared to the same periods ended September 30, 2023. The changes in each period are related to fluctuations in data circuit fees and postage and freight charges.
Other noninterest expense. Other noninterest expense decreased for the three and nine months ended September 30, 2024 as compared to the same periods ended September 30, 2023. These decreases relate primarily to decreases in deposit related costs, amortization of intangibles and printing and supplies expenses which are partially offset by increased loan related costs.
Income Tax Expense
Income tax expense for the three and nine months ended September 30, 2024 was $1.4 million and $4.3 million, respectively, compared to $1.7 million and $4.0 million, respectively, for the same periods in 2023. The Company’s effective tax rate for the three and nine months ended September 30, 2024 was 20.0% and 20.6%, respectively, compared to 22.2% and 19.7%, respectively, for the three and nine months ended September 30, 2023. The largest driver of the difference is the tax-exempt income primarily from BOLI and tax exempt interest. Also, in both the first quarter of 2024 and 2023, the Company experienced a favorable tax impact from the donation made to the Georgia Scholarship Program.
Balance Sheet Review
Total assets remained constant at $3.1 billion for both September 30, 2024 and December 31, 2023.

Loans and Allowance for Credit Losses
At September 30, 2024, gross loans outstanding (excluding loans held for sale) were $1.89 billion, an increase of $2.6 million, or 0.14%, compared to $1.88 billion at December 31, 2023.
At September 30, 2024, approximately 64.1% of our loans were secured by commercial real estate. Our total commercial real estate loans have decreased slightly since December 31, 2023 as well as our residential real estate and commercial, financial & agricultural loans while increases can be seen in consumer lending which is driven by our marine and RV division. These movements are largely due to the sale of portfolio mortgages and credit related payoffs of a limited number of loans, along with the general slowdown in loan production over the past several quarters. We continue to maintain competitive loan pricing and tightened credit standards.
The following table presents a summary of the loan portfolio as of September 30, 2024 and December 31, 2023.

Table 5 - Loans Outstanding
(dollars in thousands)	September 30, 2024	December 31, 2023
Construction, land & land development	$196,390	$247,146
Other commercial real estate	1,012,466	974,375
Total commercial real estate	1,208,856	1,221,521
Residential real estate	349,777	356,234
Commercial, financial & agricultural	242,389	242,756
Consumer and other	85,015	62,959
Total loans	$1,886,037	$1,883,470
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
The allowance for credit losses on loans was $19.7 million at September 30, 2024 compared to $17.4 million at September 30, 2023, an increase of $2.3 million, or 13.2%. The allowance for credit losses on loans as a percentage of loans was 1.04% and 0.93% at September 30, 2024 and 2023, respectively. The provision for credit losses was $750,000 compared to $1,000,000 for the three months ended September 30, 2024 and September 30, 2023, respectively. The provision for credit losses for the quarter ended September 30, 2024 includes $996,000 in credit losses on loans and a release of $246,000 in credit losses on unfunded commitments. The provision for credit losses for the quarter ended September 30, 2023 includes $1.0 million in credit losses on loans and a release of $0 in credit losses on unfunded commitments. The provision for credit losses was $2.4 million compared to $2.1 million for the nine months ended September 30, 2024 and 2023, respectively. The provision for credit losses for the nine months ended September 30, 2024 includes $2.8 million in credit losses on loans and a release of $362,000 in credit losses on unfunded commitments. The provision for credit losses for the nine months ended September 30, 2023 includes $2.2 million in credit losses on loans and a release of $91,000 in credit losses on unfunded commitments. The amount of provision expense recorded in each period was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, that was sufficient to cover expected credit losses on loans over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur.
Additional information about the Company’s allowance for credit losses is provided in Note 4 to our consolidated financial statements as of September 30, 2024, included elsewhere in this Quarterly Report on Form 10-Q.
The following table presents an analysis of the allowance for credit losses on loans as of and for the nine months ended September 30, 2024 and 2023:

Table 6 - Analysis of Allowance for Credit Losses on Loans
	September 30, 2024		September 30, 2023
(dollars in thousands)	Reserve	%*	Reserve	%*
Construction, land & land development	$1,294	10.4%	$2,215	13.2%
Other commercial real estate	7,046	53.7%	8,720	52.0%
Residential real estate	6,095	18.5%	2,773	18.2%
Commercial, financial & agricultural	2,891	12.9%	3,020	13.5%
Consumer and other	2,337	4.5%	640	3.1%
	$19,663	100%	$17,368	100%
*Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

The following table presents a summary of allowance for credit loss for the three and nine months ended September 30, 2024 and 2023.

Table 7 - Summary of Allowance for Credit Losses on Loans
	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Allowance for credit losses on loans - beginning balance	$18,806	$17,066	$18,371	$16,128
Adoption of ASU 2016-13	—	—	—	(53)
Charge-offs:
Construction, land & land development	—	—	—	—
Other commercial real estate	—	—	20	—
Residential real estate	9	—	349	—
Commercial, financial & agricultural	85	714	1,099	1,157
Consumer and other	215	14	466	17
Total charge-offs	309	728	1,934	1,174
Recoveries:
Construction, land & land development	13	1	15	9
Other commercial real estate	25	8	43	33
Residential real estate	45	3	252	40
Commercial, financial & agricultural	76	13	135	180
Consumer and other	11	5	19	14
Total recoveries	170	30	464	276
Net charge-offs	139	698	1,470	898
Provision for credit losses on loans	996	1,000	2,762	2,191
Allowance for credit losses on loans- ending balance	$19,663	$17,368	$19,663	$17,368

Net charge-offs to average loans (annualized)	0.03%	0.15%	0.10%	0.07%
Allowance for credit losses on loans to total loans	1.04	0.93	1.04	0.93
Allowance to nonperforming loans	160.40	187.44	160.40	187.44
Management believes the allowance for credit losses for loans is adequate to provide for losses expected in the loan portfolio as of September 30, 2024.

Nonperforming Assets
Asset quality experienced a slight decline during the first nine months of 2024. Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned ("OREO"). Nonaccrual loans totaled $12.2 million at September 30, 2024, an increase of $2.4 million, or 24.1%, from $9.8 million at December 31, 2023. There was one loan contractually past due 90 days or more and still accruing totaling $44,000 at September 30, 2024 and one loan totaling $370,000 at December 31, 2023. There was $9,000 in repossessed personal property at September 30, 2024 and none at September 30, 2023. OREO totaled $227,000 at September 30, 2024 compared to $448,000 at December 31, 2023. As of September 30, 2024, total nonperforming assets as a percent of total assets increased to 0.41% compared with 0.35% at December 31, 2023. The increase in nonperforming assets was primarily the result of one commercial, financial & agriculture loan of $1.1 million and one other commercial real estate relationship of $2.0 million along with several SBSL government guaranteed loans in various call codes partially offset by repayments, payoffs and charged off loans.
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
Nonperforming assets at September 30, 2024 and December 31, 2023 were as follows:

Table 8 - Nonperforming Assets
(dollars in thousands)	September 30, 2024	December 31, 2023
Nonaccrual loans	$12,215	$9,839
Loans past due 90 days and accruing	44	370
Other real estate owned	227	448
Repossessed assets	9	—
Total nonperforming assets	$12,495	$10,657
Nonaccrual loans by loan segment
Construction, land & land development	$—	$85
Commercial real estate	5,380	4,219
Residential real estate	1,486	3,561
Commercial, financial & agricultural	5,327	1,956
Consumer & other	22	18
Total nonaccrual loans	$12,215	$9,839

NPAs as a percentage of total loans and OREO	0.66%	0.57%
NPAs as a percentages of total assets	0.41%	0.35%
Nonaccrual loans as a percentage of total loans	0.65%	0.52%
The Company had ten loans modified due to financial difficulty during the nine month period ended September 30, 2024. See Note 3 - Loans, included elsewhere in this Quarterly Report on Form 10-Q for additional details on loan modifications.

Deposits
Deposits at September 30, 2024 and December 31, 2023 were as follows:

Table 9 - Deposits
(dollars in thousands)	September 30, 2024	December 31, 2023
Noninterest-bearing deposits	$439,892	$498,992
Interest-bearing deposits	769,123	759,299
Savings	684,371	660,311
Time, $250,000 and over	198,942	167,680
Other time	432,642	458,508
Total deposits	$2,524,970	$2,544,790
Total deposits decreased $19.8 million to $2.52 billion at September 30, 2024 from $2.54 billion at December 31, 2023. As of September 30, 2024, 17.4% of total deposits were comprised of noninterest-bearing accounts and 82.6% were comprised of interest-bearing deposit accounts, compared to 19.6% and 80.4% as of December 31, 2023, respectively. The overall decrease in our deposits was primarily the result of a decrease in brokered deposits due to the Company's proactive management of our balance sheet position. In addition, noninterest-bearing deposits decreased due to customer cash flow needs along with movement from noninterest-bearing products to interest-bearing products due to interest rates remaining at a higher level longer than had been expected.
We had $71.0 million and $93.6 million in brokered deposits at September 30, 2024 and December 31, 2023, respectively. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors, and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the FHLB.
The Company's estimated uninsured deposits were $809.2 million at September 30, 2024, or 31.64% of total Bank deposits compared to $777.8 million at December 31, 2023, or 30.22% of total Bank deposits. Adjusted uninsured deposit estimate (which excludes deposits collateralized by public funds and internal accounts) were $463.0 million at September 30, 2024, or 18.11% of total Bank deposits compared to $453.1 million at December 31, 2023, or 17.60% of total Bank deposits. Adjusted uninsured deposits represent a small percentage of our overall deposits, which increases the stability of our deposit base and lowers our overall funding risk.

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
See Note 8 to our consolidated financial statements as of September 30, 2024, included elsewhere in this Form 10-Q, for a table setting forth the financial instruments that were outstanding whose contract amounts represent credit risk and more information regarding our off-balance sheet arrangements as of September 30, 2024 and December 31, 2023.

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
To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, the Company and the Bank have established multiple borrowing sources to augment their funds management. The Company has borrowing capacity through membership of the FHLB program. The Bank has also established overnight borrowing for federal funds purchased through various correspondent banks. There were no outstanding balances of federal funds purchased at September 30, 2024 and December 31, 2023, respectively.
Cash and cash equivalents at September 30, 2024 and December 31, 2023 were $144.9 million and $83.3 million, respectively. Cash and cash equivalents have increased since year end 2023, primarily due to sales and paydowns of AFS investment securities. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs without any material adverse impact on our operating results.
Liquidity management involves the matching of cash flow requirements of customers and the ability of the Company to manage those requirements. These requirements of customers include, but are not limited to, deposits being withdrawn or providing assurance to borrowers that sufficient funds are available to meet their credit needs. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term assets at any given time will adequately cover any reasonably anticipated need for funds. Additionally, we maintain relationships with correspondent banks, which could provide funds on short notice, if needed. We have also invested in FHLB stock for the purpose of establishing credit lines with the FHLB. At September 30, 2024 and December 31, 2023, we had $185.0 million and $175.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $564.3 million and $596.2 million of additional borrowing availability with the FHLB at September 30, 2024 and December 31, 2023, respectively.
Other sources of liquidity include overnight borrowings from the Federal Reserve Discount Window of $118.8 million of which there was no outstanding balance at September 30, 2024. The Company also had unencumbered securities of $435.1 million, $117.1 million in FRB Reserves and $26.3 million in other cash and due from banks as of September 30, 2024. Unencumbered investment securities provide the ability to either be pledged as collateral with borrowing sources or sold and converted to cash.
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
The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company's and the Bank’s capital ratios as of September 30, 2024 and December 31, 2023. The Company and the Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of September 30, 2024 and December 31, 2023. There have been no conditions or events since

September 30, 2024 that management believes would change this classification.

Table 10 - Capital Ratio Requirements
	Minimum Requirement	Well-capitalized
Risk-based ratios:
Common equity tier 1 capital (CET1)	4.5%	6.5%
Tier 1 capital	6.0	8.0
Total capital	8.0	10.0
Leverage ratio	4.0	5.0

Table 11 - Capital Ratios
Company	September 30, 2024	December 31, 2023
CET1 risk-based capital ratio	12.51%	11.66%
Tier 1 risk-based capital ratio	13.66	12.77
Total risk-based capital ratio	16.48	15.47
Leverage ratio	9.51	9.17

Colony Bank
CET1 risk-based capital ratio	13.67%	12.94%
Tier 1 risk-based capital ratio	13.67	12.94
Total risk-based capital ratio	14.65	13.85
Leverage ratio	9.51	9.28

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
The following table presents our interest sensitivity position at the dates indicated.

Table 12 - Interest Sensitivity
	Increase (Decrease) in Net Interest Income from Base Scenario at
	September 30, 2024	December 31, 2023
Changes in rates
200 basis point increase	4.87%	0.97%
100 basis point increase	2.56	0.54
100 basis point decrease	(2.28)	2.03
200 basis point decrease	(4.96)	2.24
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
During the quarter ended September 30, 2024, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) There were no unregistered shares of the Company’s common stock sold during the three-month period ended September 30, 2024.
(b) Not applicable.
(c) The table below sets forth information regarding repurchases of our common stock during the third quarter of 2024.

(dollars in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 to July 31, 2024	—	$—	—	$—
August 1, 2024 to August 31, 2024	—	—	—	—
September 1, 2024 to September 30, 2024	35,000	15.02	35,000	10,290
Total	35,000	$15.02	35,000	$10,290

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 – OTHER INFORMATION
Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2024.
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

101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

104	The cover page from Colony Bankcorp’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024 (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colony Bankcorp, Inc.

/s/ T. Heath Fountain
Date: November 8, 2024	T. Heath Fountain
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2024	/s/ Derek Shelnutt
Derek Shelnutt
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)