Form 10-K
period 2024-12-31
COLONY BANKCORP INC
filed 2025-03-14
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____________to ______________

Commission File Number 001-42397

COLONY BANKCORP, INC.
(Exact Name of Registrant Specified in its Charter)

Georgia	58-1492391
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

115 South Grant Street
Fitzgerald, Georgia	31750
(Address of Principal Executive Offices)	(Zip Code)

(229) 426-6000
Registrant’s Telephone Number, Including Area Code

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each Exchange on which registered
Common Stock, Par Value $1.00 per share	CBAN	The New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of Colony Bankcorp, Inc. common stock held by non-affiliates was $206.6 million based on the closing price of $12.25 per share on June 30, 2024. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of Colony Bankcorp, Inc. common stock, par value $1.00 per share, as of March 12, 2025, was 17,520,136 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

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
•the risk that a future economic downturn and contraction, including a recession, could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the impact of rising or elevated interest rates, persistent inflation, trade wars or economic uncertainty as a result of the foregoing;
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
•uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy which continue to impact the outlook for future economic growth, including U.S. imposition of tariffs against Mexico, Canada, and China and consideration of responsive actions by these nations or the expansion of import fees and tariffs among a larger group of nations, which is bringing greater ambiguity to the outlook for future economic growth;
•the potential implementation of a regulatory reform agenda under the new presidential administration that is significantly different that that of the prior administration, impacting rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;
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
•the effects of war or other conflicts, civil unrest, acts of terrorism, acts of God, natural disasters, health emergencies, epidemics or pandemics, climate changes; or other catastrophic events that may affect general economic conditions;
•risks related to diversity, equity and inclusion ("DEI") and environmental, social and governance (“ESG”) strategies and initiatives, the scope and pace of which could alter the Company’s reputation and shareholder, associate, customer and third-party affiliations or result in litigation in connection with anti-DEI and anti-ESG laws, rules or activism;
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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report on Form 10-K. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward-looking statements in this Annual Report on Form 10-K. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I
Item 1

Business

COLONY BANKCORP, INC.

General

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a financial services company and a registered bank holding company headquartered in Fitzgerald, Georgia. The Company was incorporated on November 8, 1982 under the laws of the State of Georgia. The Company was organized for the purpose of operating as a bank holding company under the Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia. Our business is conducted primarily through our wholly-owned bank subsidiary, Colony Bank, a Georgia state-chartered commercial bank, which provides a broad range of banking services to its retail and commercial customers. We operate locations throughout Georgia as well as in Birmingham, Alabama; Tallahassee, Florida; and the Florida Panhandle. At December 31, 2024, we had approximately $3.1 billion in total assets, $1.9 billion in total loans, $2.6 billion in total deposits and $278.7 million in stockholder’s equity. Deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

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

Colony Bank - Banking Services

Our principal subsidiary is the Bank. The Bank, headquartered in Fitzgerald, Georgia, offers a comprehensive range of banking solutions tailored to both personal and commercial customers. Our lending solutions include loans for small and medium-sized businesses, residential and commercial construction, land development and commercial real estate. We also provide commercial loans, agri-business and production loans, residential mortgages, home equity loans, and consumer loans. In addition to traditional lending, we offer specialized loan programs, including government-guaranteed loans through our Small Business Specialty Lending ("SBSL") department and financing for marine and recreational vehicles.

Our deposit products serve as the primary funding source for our loans and are designed to meet the needs of both individuals and businesses. We offer a variety of noninterest-bearing and interest-bearing accounts, including checking, savings, money market, and other deposit options. Our focus is on expanding core deposits while strengthening customer relationships. To complement our deposit offerings, we also provide treasury solutions, merchant services, and other financial tools that support businesses in managing cash flow and operational efficiency.

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

Recent Capital Developments

Subordinated Notes

On May 20, 2022, the Company completed a private placement of $39.5 million in fixed-to-floating rate subordinated notes due 2032 (the "Notes"). The Notes will bear a fixed rate of 5.25% for the first five years and will reset quarterly thereafter to then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 265 basis points for the five-year floating term. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after May 20, 2027, or at any time, in whole but not in part, upon certain other specified events. At December 31, 2024, $38.8 million of the Notes were outstanding.

Stock Buyback Program

On October 20, 2022, the Board of Directors of the Company authorized a stock buyback program, under which the Company could repurchase up to $12 million of its outstanding common stock. Repurchases under this program are made through open market purchases, privately negotiated transactions or such other manners as comply with applicable laws and regulations. The initial buyback program began on October 20, 2022 and expired on December 31, 2023. On March 22, 2024, the Board of Directors of the Company authorized the extension of the initial buyback program until the end of 2024 and then again on December 18, 2024, authorized another extension of the program until the end of 2025. As of December 31, 2024, the Company had repurchased a total of 171,481 shares for a total of $2,249,000 since the start of the program in 2022, leaving $9,751,000 available to repurchase.

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

Human Capital Resources

We recognize that our most valuable asset is our people. One of our top strategic priorities is the retention and development of our talent. This includes providing career development opportunities for all associates; increasing our inclusivity and recognizing that diverse perspectives, backgrounds, and experiences strengthen our ability to meet the needs of our associates, communities, clients and shareholders; training our next generation of leaders; and succession planning.

On December 31, 2024, the Company had a total of 465 employees, 455 of which are full-time equivalent employees. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We consider our relationship with our employees to be satisfactory and have not experienced interruptions of operations due to labor disagreements. All of our employees are chosen on the basis of their qualifications and merit.

Talent Acquisition, Development and Retention

Our culture emphasizes our longstanding dedication to being respectful to others and having a workforce that is representative of the communities we serve. Inclusion and belonging are fundamental to our culture. We believe in attracting, retaining and promoting quality talent and recognize that diversity makes us stronger as a company. Our success depends on our ability to attract, retain and develop employees, and our talent acquisition teams partner with hiring managers in sourcing and presenting a slate of qualified candidates to strengthen our organization. Professional development is a key priority, which is facilitated through our many corporate development initiatives including extensive training programs, corporate mentoring, leadership programs, educational reimbursement and professional speaker series. Our talent acquisition, development and retention focuses on rewarding merit and achievement while nurturing and progressing skilled talent across various business segments.

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

Governance and Financial Reporting Obligations. We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, and the New York Stock Exchange. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities.

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

Other Regulatory Matters. We and our subsidiaries are subject to oversight by the SEC, the Financial Industry Regulatory Authority, (“FINRA”), the PCAOB, the New York Stock Exchange and various state securities regulators. We and our subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning our business practices. Such requests are considered incidental to the normal conduct of business.

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

As of December 31, 2024, the Company's and the Bank's regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer.

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

Reserves. Federal Reserve rules require depository institutions, such as the Bank, to maintain reserves against their transaction accounts, primarily interest bearing and non-interest bearing checking accounts. Effective March 26, 2020, reserve requirement ratios were reduced to zero percent. These reserve requirements are subject to annual adjustment by the Federal Reserve. At December 31, 2024, the reserve requirement ratio remains at zero percent.

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

As of December 31, 2024, the Company's construction, land & land development concentration as a percentage of capital totaled 65.5% and our CRE concentration, net of owner occupied loans, as a percentage of capital totaled 251.4%. As of December 31, 2024, both percentages were below the established regulatory guidelines.

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

On October 24, 2023, the OCC, FRB, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA with material aspects taking effect January 1, 2026, and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rules were challenged in federal court and a preliminary injunction was granted in March 2024 enjoining implementation of the rules. The effective dates will be extended for each day the injunction remains in place, pending the resolution of the lawsuit. If the final rules are reinstated, they are likely to make it more challenging and/or costly for the Bank to receive a rating of at least "satisfactory" on its CRA exam.

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

Our business and financial performance are vulnerable to weak economic conditions in the financial markets and economic conditions generally or specifically in the state of Georgia, the principal market in which we conduct business. We are operating in a challenging and uncertain economic environment. The global credit and financial markets have from time to time experienced extreme volatility and disruptions, including as a result of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, high or elevated rates of inflation, as a result of trade wars and/or tariffs, the U.S. government’s decisions regarding its debt ceiling and the possibility that the U.S. could default on its debt obligations, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity, changes in securities markets and uncertainty about economic stability. As a result, financial institutions continue to be affected by uncertainty, including in the real estate market, the credit markets, and the national financial market generally. We retain direct exposure to the commercial and residential real estate markets, and we are affected by events in these markets. The financial markets and the global economy may also be adversely affected by current or anticipated impact of military conflict and any resulting increase in volatility in commodity and energy prices, supply chain issues and instability in financial markets. Sanctions imposed by the United States and other countries in response to such conflicts could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.

Moreover, substantially all of our loans are to businesses and individuals in Georgia, and most of our branches and deposit customers are also located in this area. As a result, local economic conditions significantly affect the demand for loans and other products we offer to our customers (including real estate, commercial and construction loans), the ability of borrowers to repay these loans and the value of the collateral securing these loans. A decline in the economies in which we operate could have a material adverse effect on our business, financial condition and results of operations, including, but not limited to the following:

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

Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms operating locally and elsewhere, non-traditional financial institutions, including fintech companies, and non-depository financial services providers. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than we have and may offer certain services that we do not or cannot provide. Additionally, non-traditional financial institutions may not have the same regulatory requirements or burdens as we do, despite playing a rapidly increasing role in the financial services industry including providing services previously limited to commercial banks. For example, our credit union competitors benefit from competitive advantages, including the credit union exemption from paying federal income tax and can, therefore, more aggressively price many products and services. Such competition could ultimately limit our growth, profitability and shareholder value, as increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, gains on sales, servicing fees, as well as reduced net interest margin and profitability. If we are unable to successfully compete in our market areas and adapt to the ever-changing banking environment, we may be unable to continue to grow our business, and our financial condition and results of operations may be adversely affected. We also compete with many forms of payments offered by both bank and non-bank providers, including a variety of new and evolving alternative payment mechanisms, systems and products, such as aggregators and web-based and wireless payment platforms or technologies, digital or “crypto” currencies, prepaid systems and payment services targeting users of social networks, communications platforms and online gaming. Our future success may depend, in part, on our ability to use technology competitively to offer products and services that provide convenience to customers and create additional efficiencies in our operations.

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

Interest rates are highly sensitive to many factors including, without limitation: the rate of inflation; economic conditions; federal monetary policies; and stability of domestic and foreign markets. Interest rates decreased by a full percentage point in 2024 as the Federal Reserve attempted to stimulate economic growth and counteract a drop in inflation levels. Further changes in interest rates and monetary policy reportedly are dependent upon the Federal Reserve’s assessment of economic data as it becomes available, and the Company cannot predict the nature or timing of future changes in monetary, economic, or other policies or the effect that they may have on the Company's business activities, financial condition and results of operations. Increasing interest rates can have a negative impact on our business by reducing the amount of money our customers borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. This may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. In addition, in a rising interest rate environment we may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds. Conversely, lower interest rates may reduce our realized yield on variable rate loans and investment securities and on new loans and securities, which would reduce our interest income and cause downward pressure on net interest income and net interest margin. Higher income volatility from changes in interest rates and spreads to benchmark indices could result in a decrease in net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates impacts both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, asset quality, liquidity, or financial condition. A prolonged period of volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies.

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

We are subject to the risk of losses resulting from the failure of borrowers, guarantors and related parties to pay us the interest and principal amounts due on their loans. Although we maintain well-defined credit policies and credit underwriting and monitoring and collection procedures, these policies and procedures may not prevent losses, as some of these risks are outside of our control, particularly during periods in which the local, regional or national economy suffers a general decline. Moreover, in the event of a return to elevated inflation and interest rates, the future effects on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. If borrowers fail to repay their loans, our financial condition and results of operations would be adversely affected.

Our commercial real estate, real estate construction, and commercial business loans increase our exposure to credit risks.

At December 31, 2024, our portfolio of commercial real estate and commercial, financial and agricultural loans totaled $1.4 billion or 76.5% of total loans compared to $1.5 billion, or 77.7% of total loans at December 31, 2023. At December 31, 2024, the amount of nonperforming commercial real estate and commercial, financial and agricultural loans was $9.4 million, or 86.9% of total nonperforming loans. These loans may expose us to a greater risk of non-payment and loss than residential real estate loans because, in the case of commercial loans, repayment often depends on the successful operation and earnings of the borrower's businesses and, in the case of consumer loans, the applicable collateral is subject to rapid depreciation. Additionally, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest due on the loan, which could cause us to increase our provision for loan losses and adversely affect our financial condition and operating results.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loans and other losses.

At December 31, 2024, approximately 83.6% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect credit quality, profitability, financial condition, and results of operation. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, the value and salability of properties pledged as collateral could be adversely impacted as a result of the presence of hazardous or toxic substances and we may incur significant remediation costs or expenses as a result. .

Our provision and allowance for credit losses may not cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.

We make various assumptions and judgments about the collectability of our loan and lease portfolio and utilize these assumptions and judgments when determining the provision and allowance for credit losses. The determination of the appropriate level of the provision and allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information and future trends, all of which may undergo material changes. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the amount reserved in the allowance for credit losses.

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

System failures or disruptions of our network security, or the security of our data processing subsidiary, including as a result of cyberattacks or data security incidents, could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use, including those we maintain with our service providers and vendors, could be vulnerable to hardware and cyber security issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure, natural disasters such as earthquakes, tornadoes and hurricanes, or a similar catastrophic event. We could also experience a cybersecurity incident by intentional or negligent conduct on the part of employees or other internal or external sources, including our third-party vendors and cyber criminals through, for example, phishing attempts, brute force attacks, denial of service attacks, viruses or other malicious code, exploiting software vulnerabilities (including "zero-day attacks"), ransomware or other malware and supply chain attacks and other disruptive problems caused by criminal threat actors. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our internet banking activities, against damage from physical break-ins, cyber security attacks and other disruptive problems caused by criminal threat actors. Such cyberattacks and other technology disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, and those maintained by our service providers and vendors, which may result in significant liability, damage our reputation and inhibit the use of our internet banking services by current and potential customers, any of which may result in a material adverse impact on our financial condition, results of operations or the market price of our common stock. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

We are under continuous threat of loss due to cyberattacks especially as we continue to expand client capabilities to utilize internet and other remote channels to transact business. These cyber risks include increased phishing, malware, and other cybersecurity attacks described above, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a cybersecurity incident resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, increased operational expenses, reputational damage, damaged customer relationships, diversion of the attention of management away from the operation of our business, increased cybersecurity protection and remediation costs, regulatory scrutiny, sanctions, fines or penalties (which may not be covered by our insurance policies), release of sensitive and/or confidential information, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

To date, none of foregoing types of attacks have had a material effect on our business or operations and we maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. However, no assurances can be provided that we may not suffer from such an attack in the future that may cause us material harm, especially in light of the risks being posed by changing technologies as well as the increased sophistication and activities of cybercriminals.

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

The development and use of artificial intelligence (AI) presents risks and challenges that may adversely impact our business.

The Company or its third-party (or fourth party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to the Company’s business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s implementation of AI technology and increase the Company’s compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, the Company may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which the Company may have limited visibility. Any of these risks could expose the Company to liability or adverse legal or regulatory consequences and harm the Company’s reputation and the public perception of its business or the effectiveness of its security measures.

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

Our common stock is listed and traded on the New York Stock Exchange. If our capital resources prove in the future to be inadequate to meet our capital requirements, we may need to raise additional debt or equity capital. If conditions in the capital markets are not favorable, we may be constrained in raising capital, and an inability to raise additional capital on acceptable terms when and if needed could have a material adverse effect on our business, financial condition or results of operations.

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

We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. It is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. Our insurance may not cover all claims that may be asserted against us and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage or to the extent that we incur civil money penalties that are not covered by insurance, they could have a material adverse effect on our business, financial condition and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all. Finally, in recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We have been and in the future could become subject to claims based on this or other evolving legal theories. Further, banking institutions are also increasingly the target of class action lawsuits, including claims alleging deceptive practices or violations of account terms in connection with non-sufficient funds or overdraft charges and violations of the Fair Labor Standards Act (FLSA). We manage these risks through internal controls, personnel training, insurance, litigation management, our compliance and ethics processes, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with any certainty.

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

Our stock price may be volatile.

The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control, including the failure of securities analysts to cover our common stock, fluctuations in interest rates and the impact of inflation. In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management which could materially adversely affect our business, financial condition or results of operations.

Environmental, social and governance ("ESG") and diversity, equity and inclusion ("DEI") risks could adversely affect our reputation and shareholder, employee, client and third-party relationships and may negatively affect our stock price.

Our business faces increasing public investor, activist, legislative and regulatory scrutiny related to ESG, anti-ESG, DEI and anti-DEI activities and developments. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity, equity, inclusion, environmental stewardship, human capital management, support for our local communities, corporate governance and transparency, or fail to consider ESG factors in our business operations.

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

Additionally, investors and shareholder advocates are placing ever increasing emphasis on how corporations address ESG issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. We may incur meaningful costs with respect to our ESG efforts and if such efforts are negatively perceived, our reputation and stock price may suffer. In response to ESG developments (including, in particular DEI initiatives), there are increasing instances of anti-ESG legislation and anti-DEI executive orders, adverse media coverage, regulation, and litigation that could have unintended impacts on ordinary banking operations and increase litigation or reputational risk related to actions we choose to take and impact the results of our operations. If legislatures in the states in which we operate adopt legislation intended to protect certain industries by limiting or prohibiting consideration of business and industry factors in lending activities, certain portions of our lending operations may be impacted.

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

Colony has implemented a formal risk management process to address cyber-related risks, encompassing identification, assessment, monitoring, consultation, communication, and review of cyber-related risks which is designed in accordance with regulatory guidance, industry standards and best practices for cybersecurity and information technology. Annually, our information security standards undergo external audits against applicable System and Organizational Controls (SOC). Our program undergoes periodic evaluations utilizing the Federal Financial Institutions Examination Council's (FFIEC) Cybersecurity Assessment Tool to gauge our cybersecurity readiness, ensure alignment with associated risks, identify potential areas for improvement or enhancement in our risk management practices and controls, and guide our risk management strategies..

Our information security program incorporates a diverse range of technologies aimed at safeguarding our operations and proprietary information. We have an established Business Continuity/Disaster Recovery program that undergoes regular updates and testing to ensure the protection of our networks, data, systems, and facilities against attacks or unauthorized access. Furthermore, we maintain an Incident Response program outlining Colony's protocols, procedures, and roles for addressing cybersecurity incidents. This program undergoes regular testing via tabletop exercises, which often yield valuable insights and lead to subsequent enhancements in our Incident Response protocols.

We believe Colony’s employees play a vital role in the Company’s cybersecurity defenses. Employees at all levels and in all lines of business and support functions participate in training programs on cybersecurity and social engineering to mitigate risk. Exercises to test the effectiveness of Colony's training program are conducted on a regular basis.

Third-party cyber advisors play an important role in Colony's cybersecurity framework, and we have established partnerships with leading cybersecurity entities and organizations to harness external technology and expertise as needed. We regularly enlist third-parties to conduct periodic reviews and assessments of our information security program, as well as annual penetration tests on our network. Additionally, we maintain cyber coverage through our insurance carrier to mitigate risks associated with cybersecurity incidents, subject to customary terms and exclusions. Additionally, we exercise cybersecurity due diligence and oversight over critical third-party relationships and vendors ensuring that those with access to personal, confidential, or proprietary information adhere to cybersecurity practices consistent with applicable legal standards and industry best practices

Colony remains committed to investing in the development and improvement of our security processes and controls, as well as maintaining our technology infrastructure. These processes include a comprehensive plan for notifying, informing, consulting, analyzing, and communicating any risks or incidents to a range of internal stakeholders, including executive management and the Board, as well as external stakeholders such as regulators, affected individuals, and the investment community, as deemed necessary and appropriate based on the circumstances.

Colony’s business relies on the availability, security, reliability, and confidentiality of our information systems, networks, and data. Any disruption or compromise of these systems or data due to a cybersecurity incident or threat could materially impact our business strategy, financial condition, or results of operation. While the Company has encountered, and will continue to encounter, cyber incidents in the normal course of business, to date, the Company has not experienced a cybersecurity incident that has materially impacted our business strategy, financial condition, or results of operation. Despite our ongoing efforts to continually strengthen our cybersecurity program, there can be no assurance that our cybersecurity risk management processes and measures described will be fully implemented, complied with, or effective in safeguarding our systems and information. We face risks from certain cybersecurity threats that, if realized, could reasonably be expected to materially affect our business strategy, financial condition, or results of operation. See “Part I - Item 1A. Risk Factors – Risks Related to our Business” of this Report.

Cybersecurity Governance

Colony’s Information Security Officer ("ISO"), reports to Colony’s Chief Risk Officer. Our ISO has eleven years of information security experience specific to the financial services industry which includes cybersecurity risk management. The ISO holds relevant certifications and completes annual training. The ISO is responsible for assessing and managing Colony’s cyber risk management program and strategy, informing executive management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents, and supervising such enterprise-wide efforts.

Our Board is actively engaged in the oversight of Colony’s information security risk management and cybersecurity programs and has delegated primary oversight of cybersecurity to its Technology and Risk Management Committees. The Technology Committee receives quarterly and as needed updates from the Company’s ISO on the Company’s information security and cyber risk strategy, cyber defense initiatives, cyber event preparedness, and cybersecurity risk assessments. As a part of these quarterly updates, the ISO updates the Technology Committee on the development of any new or emerging cyber risks or threats and the appropriate mitigation actions. The Technology Committee routinely provides a report of their activities to the full Board.

Item 2

Properties

The principal properties of the Company consist of the properties of the Bank. The Company's headquarters is located at 115 South Grant Street, Fitzgerald, Georgia 31750. The Bank currently operates thirty-four locations in Georgia, one in Birmingham, Alabama and one in Tallahassee, Florida. The Bank owns all of the banking offices occupied except for six which are leased. In addition, the Company owns the corporate operation offices located in Fitzgerald, Georgia and Warner Robins Georgia. We believe that our banking offices are in good condition and are suitable and adequate to our needs.

Item 3

Legal Proceedings

The Company and its subsidiary may become parties to various legal proceedings arising from the normal course of business. As of December 31, 2024, there are no material pending legal proceedings to which Colony or its subsidiary are a party or of which any of its or its subsidiaries' assets or properties are subject. However, one or more unfavorable outcomes in any legal action against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.

Item 4

Mine Safety Disclosures

Not applicable.

Part II

Item 5

Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information and Holders of Record

On November 18, 2024, Colony Bankcorp, Inc. moved to trading on the New York Stock Exchange, remaining under the symbol "CBAN". From April 2, 1998 until November 15, 2024, Colony stock was traded on the NASDAQ Global Market. Prior to April 2, 1998, there was no public market for the common stock of the Company.

As of March 12, 2025, there were 17,520,136 shares of our common stock outstanding held by 931 holders of record.

Dividends

During 2024, the Company paid $7.9 million in cash dividends on its common stock. During 2023, the Company paid $7.7 million in cash dividends on its common stock. We have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

As a Georgia corporation, the Company is subject to certain restrictions on dividends under the Georgia Business Corporation Code. We are also subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. See “Item 1 – Business – Supervision and Regulation – Regulation of the Company – Payment of Dividends.”

Issuer Purchase of Equity Securities

On October 20, 2022, the Board of Directors of the Company authorized a stock buyback program, under which the Company could repurchase up to $12 million of its outstanding common stock. The initial buyback program began on October 20, 2022 and expired on December 31, 2023. On March 22, 2024, the Board of Directors of the Company authorized the extension of the initial buyback program until the end of 2024 and then again on December 18, 2024, authorized another extension of the program until the end of 2025. Repurchases under this program may be made from time to time through open market purchases, privately negotiated transactions or such other manners as will comply with applicable laws and regulations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The buyback program does not obligate the Company to purchase any particular number of shares and there is no guarantee as to the exact number of shares that will be repurchased by the Company. As of December 31, 2024, the Company had repurchased a total of 171,481 shares for a total of $2,249,000 since the start of the program in 2022, leaving $9,751,000 available to repurchase. The table below sets forth information regarding repurchases of our common stock during the fourth quarter of 2024.

(dollars in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 to October 31, 2024	16,662	$15.27	16,662	$10,036
November 1, 2024 to November 30, 2024	18,338	15.52	18,338	9,751
December 1, 2024 to December 31, 2024	—	—	—	—
Total	35,000	$15.40	35,000	$9,751

Securities Authorized for Issuance Under Equity Compensation Plans

See the information included under Part III, Item 12, which is incorporated in response to this item by reference, for information with respect to shares of common stock that are authorized for issuance under the Company's equity compensation plans as of December 31, 2024.

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the equity securities of companies included in the NASDAQ Composite Index and the S&P U.S. BMI Banks-Southeast Region Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2019 through December 31, 2024, and assumes the reinvestment of dividends, if any. The performance graph represents past performance and should not be considered to be an indication of future performance.

Colony Bankcorp, Inc.

Total Return Performance
Colony Bankcorp, Inc.
NASDAQ Composite Index
S&P U.S. BMI Banks-Southeast Region Index
Index Value
300
250
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Colony Bankcorp, Inc.	100.00	91.71	109.57	83.78	91.50	115.02
NASDAQ Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
S&P U.S. BMI Banks - Southeast Region Index	100.00	89.66	128.06	104.16	107.45	139.40
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

Recent Developments

The Company paid dividends to its shareholders throughout 2024 and 2023 on a quarterly basis. In 2024, we had a quarterly dividend of $0.1125 per share of common stock and in 2023, we had a quarterly dividend of $0.1100 per share of common stock.

On January 1, 2023, the Company adopted ASC Topic 326 which replaced the incurred loss approach for measuring credit losses with an expected loss model, referred to the current expected credit loss ("CECL") model. CECL applies to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures, which include, but are not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The adoption of this guidance resulted in a decrease of the allowance for credit losses on loans of $53,000, the creation of an allowance for unfunded commitments of $1.7 million and a reduction of retained earnings of $1.2 million, net of the increase in deferred tax assets of $410,000 as of December 31, 2023.

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

In June 2023 and August, September and October 2024, the Company entered into a total of five derivative instruments, specifically interest rate swaps, to help manage its interest rate risk position and mitigate exposure to the variability of future cash flows or other forecasted transactions. Three of the interest rate swaps are designated as cash flow hedges of certain variable rate liabilities and two are designated as fair value hedges of certain fixed rate assets. Gains and losses are recorded on the swap transactions as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to swaps are reclassified to interest income or expense as interest payments are made on the Bank's fixed rate assets and variable rate liabilities. For additional discussion of the Company's derivative instruments, see "Note 10 - Derivatives".

Reconciliation and Management Explanation of Non-GAAP Financial Measures

Our accounting and reporting policies conform to generally accepted accounting principles (GAAP) in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the fully-taxable equivalent measures: tax-equivalent net interest income, tax-equivalent net interest margin and tax-equivalent net interest spread, which include the effects of taxable-equivalent adjustments using a statutory federal income tax rate of 21% to increase tax-exempt interest income to a tax-equivalent basis for the years ended December 31, 2024 and 2023.  Tax-equivalent adjustments are reported to the Average Balances with Average Yields and Rates table under Rate/Volume Analysis in the tables that follow. Management believes that non-GAAP financial measures provide additional useful information that allows investors to evaluate the ongoing performance of the company and provide meaningful comparisons to its peers. Management believes these non-GAAP financial measures also enhance investors' ability to compare period-to-period financial results and allow investors and company management to view our operating results excluding the impact of items that are not reflective of the underlying operating performance.

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

A reconciliation of these performance measures to GAAP performance measures is included in the tables below.

Non-GAAP Performance Measures Reconciliation

	Years Ended December 31,
(dollars in thousands, except per share data)	2024	2023
Operating noninterest income reconciliation
Noninterest income (GAAP)	$39,375	$35,634
Gain on sales of bank premises	—	(361)
Writedown of bank premises	197	—
Loss on sales of securities	1,835	—
Operating noninterest income	$41,407	$35,273

Operating noninterest expense reconciliation
Noninterest expense (GAAP)	$82,834	$83,065
Severance costs	(288)	(1,286)
Acquisition-related expenses	—	(161)
Operating noninterest expense	$82,546	$81,618

Operating net income reconciliation
Net income (GAAP)	$23,868	$21,747
Severance costs	288	1,286
Acquisition-related expenses	—	161
Gain on sales of bank premises	—	(361)
Writedown of bank premises	197	—
Loss on sales of securities	1,835	—
Income tax benefit	(470)	(196)
Operating net income	$25,718	$22,637

Weighted average diluted shares	17,557,743	17,578,294
Adjusted earnings per diluted share	$1.46	$1.29

Operating return on average assets reconciliation
Return on average assets (GAAP)	0.78%	0.72%
Severance costs	0.01	0.04
Acquisition-related expenses	—	0.01
Gain on sales of bank premises	—	(0.01)
Writedown of bank premises	0.01	—
Loss on sales of securities	0.06	—
Tax effect of adjustment items	(0.02)	(0.01)
Operating return on average assets	0.84%	0.75%

Operating return on average equity reconciliation
Return on average equity (GAAP)	9.00%	9.10%
Severance costs	0.11	0.54
Acquisition-related expenses	—	0.07
Gain on sales of bank premises	—	(0.15)
Writedown of bank premises	0.07	—
Loss on sales of securities	0.69	—
Tax effect of adjustment items	(0.18)	(0.08)
Operating return on average equity	9.69%	9.48%

Tangible book value per common share reconciliation
Book value per common share (GAAP)	$15.91	$14.51
Effect of goodwill and other intangibles	(2.96)	(3.02)
Tangible book value per common share	$12.95	$11.49

Tangible equity to tangible assets reconciliation
Equity to assets (GAAP)	8.96%	8.35%
Effect of goodwill and other intangibles	(1.54)	(1.62)
Tangible equity to tangible assets	7.42%	6.73%

Operating efficiency ratio calculation
Efficiency ratio (GAAP)	71.75%	72.94%
Severance costs	(0.25)	(1.13)
Acquisition-related expenses	—	(0.14)
Gain on sales of bank premises	—	0.32
Writedown of bank premises	(0.17)	—
Loss on sales of securities	(1.56)	—
Operating efficiency ratio	69.77%	71.99%

Operating net noninterest expense(1) to average assets calculation
Net noninterest expense to average assets	1.43%	1.57%
Severance costs	(0.01)	(0.04)
Acquisition-related expenses	—	(0.01)
Gain on sales of bank premises	—	0.01
Writedown of bank premises	(0.01)%	—%
Loss on sales of securities	(0.06)%	—%
Operating net noninterest expense to average assets	1.35%	1.53%

Pre-provision net revenue
Net interest income before provision for credit losses	$76,076	$78,244
Noninterest income	39,375	35,634
Total income	115,451	113,878
Noninterest expense	82,834	83,065
Pre-provision net revenue	$32,617	$30,813
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

The reserve for credit losses consists of the allowance for credit losses (“ACL”) and the allowance for unfunded commitments. As a result of our January 1, 2023 adoption of ASU No. 2016-13, and its related amendments, our methodology for estimating the reserve for credit losses changed significantly from prior years. The standard replaced the “incurred loss” approach with an “expected loss” approach known as the Current Expected Credit Losses (“CECL”). The CECL approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was “probable” a loss event was “incurred.”

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

Overview

The following discussion and analysis present the more significant factors affecting the Company’s financial condition as of December 31, 2024 and 2023 and results of operations for each of the two year-periods ended December 31, 2024. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 21% federal tax rate for 2024 and 2023, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average interest-earning assets. Net income available to common shareholders totaled $23.9 million, or $1.36 per diluted shares in 2024, compared to $21.7 million, or $1.24 per diluted shares in 2023.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest component of income, representing 65.9% of total income during 2024 and 68.7% of total income during 2023.

Net interest margin is the taxable-equivalent net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 7.50% as of December 31, 2024 and 8.50% as of December 31, 2023. The Federal Reserve Board sets general market rates of interest, including the deposit and loan rates offered by many financial institutions. During 2024, the prime interest rate decreased 1.00%.  During 2023, the prime interest rate increased 1.00%.

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

	Changes from 2023 to 2024 (a)
(dollars in thousands)	Volume	Rate	Total
Interest income
Loans, net of unearned fees	$2,708	$9,724	$12,432
Investment securities, taxable	(1,382)	(736)	(2,118)
Investment securities, exempt	(149)	(137)	(286)
Deposits in banks and short-term investments	1,563	688	2,251
Total interest income	2,740	9,539	12,279

Interest expense
Interest-bearing demand and savings deposits	844	10,616	11,460
Time deposits	(507)	3,589	3,082
Federal funds purchased	(147)	—	(147)
FHLB advances	668	(220)	448
Other borrowings	(463)	112	(351)
Total interest expense	395	14,097	14,492

Net interest income	$2,345	$(4,558)	$(2,213)

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

The Company maintains about 21.74% of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while a little over half of its other loans mature within 5 years. The liabilities to fund assets are primarily in non-maturing core deposits and short-term certificates of deposit that mature within one year. During 2024, Federal Reserve rates decreased 100 basis points. During 2023, Federal Reserve rates increased 100 basis points. We have seen the net interest margin decrease to 2.72% for 2024, compared to 2.83% for 2023 primarily due to the rates on interest bearing liabilities continuing to outpace the rates on interest earning assets.

Taxable-equivalent net interest income for 2024 decreased by $2.2 million or 2.8%, compared to 2023, primarily due to increases in loan volume and rates, offset by increases in deposit rates and increases in borrowings to fund loan growth. The average volume of interest-earning assets during 2024 increased $36.8 million compared to 2023, primarily related to increases in loans and deposits in banks and short-term investments. The total yield on interest-earning assets increased year over year with increases in loan and deposits in banks and short-term investments volume, partially offset by decreases in investment securities balances along with increased rates on loan and deposits in banks.

The average volume of loans increased $50.3 million in 2024 compared to 2023, which primarily reflects organic loan growth in the first half of 2024. The average yield on loans increased by 51 basis points in 2024 compared to 2023, primarily due to the increased loan volume in addition to the previous year's increase in rates. The average volume of interest-bearing deposits increased $58.1 million in 2024 compared to 2023. Average savings and interest-bearing demand deposits increased $74.1 million offset by a decrease in average time deposits of $16.0 million in 2024 compared to 2023.

Accordingly, the ratio of average interest-bearing deposits to total average deposits was 81.81% in 2024 and 79.47% in 2023. For 2024, this deposit mix, combined with an increase in interest rates, had the effect of increasing the average cost of total deposits by 66 basis points in 2024 compared to 2023. This was partially offset by a decrease of 13 basis points in other interest-bearing liabilities in 2024 compared to 2023 due to 2024 borrowings being at lower interest rates.

The Company’s net interest spread, which represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities, decreased to 2.23% in 2024 from 2.42% in 2023 and was also a result of deposit rate increases and an increase in borrowings, partially offset by increases in loan volume and rates. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in "Market Risk and Interest Rate Sensitivity" included elsewhere in this report.

AVERAGE BALANCE SHEETS

	2024			2023
	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Loans, net of unearned fees (1)	$1,900,386	$111,904	5.89%	$1,850,043	$99,472	5.38%
Investment securities, taxable	720,986	19,270	2.67	770,707	21,388	2.78
Investment securities, tax-exempt (2)	99,350	2,158	2.17	105,797	2,444	2.31
Deposits in banks and short-term investments	106,381	4,592	4.32	63,806	2,341	3.67
Total interest-earning assets	2,827,103	137,924	4.88%	2,790,353	125,645	4.50%
Total noninterest-earning assets	221,607			226,198
Total assets	$3,048,710			$3,016,551

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$1,464,315	27,293	1.86%	$1,390,247	15,833	1.14%
Time deposits	603,080	22,714	3.77	619,083	19,632	3.17
Total interest-bearing deposits	2,067,395	50,007	2.42	2,009,330	35,465	1.76
Federal funds purchased	4	—	5.94	2,783	147	5.29
FHLB advances	176,421	7,211	4.09	160,548	6,763	4.21
Other borrowings	63,186	3,947	6.25	70,807	4,298	6.07
Total other interest-bearing liabilities	239,611	11,158	4.66	234,138	11,208	4.79
Total interest-bearing liabilities	2,307,006	61,165	2.65%	2,243,468	46,673	2.08%
Noninterest-bearing demand deposits	459,822			519,225
Other liabilities	16,607			14,947
Stockholders' equity	265,275			238,911
Total liabilities and stockholders' equity	$3,048,710			$3,016,551
Interest rate spread			2.23%			2.42%
Net interest income		$76,759			$78,972
Net interest margin			2.72%			2.83%

(1)The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable-equivalent adjustments totaling $229,000 and $216,000 for the years ended December 31, 2024 and 2023, respectively, are calculated using the statutory federal tax rate and are included in income and fees on loans. Accretion income of $47,000 and $165,000 for the years ended December 31, 2024 and 2023 are also included in income and fees on loans.
(2)Taxable-equivalent adjustments totaling $453,000 and $513,000 for the years ended December 31, 2024 and 2023, respectively, are calculated using the statutory federal tax rate and are included in tax-exempt interest on investment securities.

Provision for Credit Losses

Provision for credit losses totaled $3.1 million in 2024 compared to $3.6 million in 2023. The amount of provision expense recorded in each period was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, sufficient to cover expected credit losses over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur. The provision for credit losses for the years ended December 31, 2024 and 2023 includes $3.6 million and $3.9 million, respectively, in credit losses on loans and $562,000 and $286,000, respectively, in release of credit losses on unfunded commitments. See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of the provision for credit losses. The decrease in provision for credit losses for the year ended December 31, 2024 compared to 2023 is related to the change in our loan balances year over year. See the sections captioned “Loans" and "Allowance for Credit Losses” elsewhere in this discussion for further analysis of the provision for credit losses. Net charge-offs for the year ended December 31, 2024 were $3.0 million compared to $1.6 million for the same period in 2023. As of December 31, 2024, Colony’s allowance for credit losses was $19.0 million, or 1.03% of total loans, compared to $18.4 million, or 0.98% of total loans, at December 31, 2023. At December 31, 2024 and 2023, nonperforming assets were $11.3 million and $10.7 million, or 0.36% and 0.35% of total assets, respectively, with credit quality in the overall loan portfolio remaining strong.

Noninterest Income

The components of noninterest income were as follows:

			$	%
(dollars in thousands)	2024	2023	Variance	Variance
Service charges on deposit accounts	$9,365	$8,735	$630	7.21%
Mortgage fee income	6,048	6,131	(83)	(1.35)
Gain on sales of SBA loans	9,242	5,063	4,179	82.55
Loss on sales of securities	(1,835)	—	(1,835)	—
Interchange fees	8,299	8,460	(161)	(1.91)
BOLI income	1,725	1,396	329	23.58
Insurance commissions	1,789	1,873	(84)	(4.48)
Other	4,742	3,976	766	19.28
Total	$39,375	$35,634	$3,741	10.50%

Noninterest income in 2024 increased $3.7 million, or 10.50% from 2023. The Company's increases were primarily seen in service charges on deposit accounts, gains on sales of SBA loans, BOLI income and other noninterest income, which included increases in equity investment income and income on wealth advisory and merchant services. These increases were offset by losses on sales of investment securities and decreases in mortgage fee income, interchange fees and insurance commissions. The increase in service charges on deposit accounts can be attributed to our ability to continue to grow deposits, particularly lower cost transactional deposit accounts despite the challenging rate environment. The increase of $4.2 million in gain on sales of SBA loans is due to the sale of 451 loans in 2024 compared to 81 loans in 2023. The increase of $766,000 in other noninterest income was attributable to equity investment market valuation gains of $270,000 in 2024 compared to $156,000 in 2023, an increase of $235,000 in wealth advisory and merchant services along with increases in SBA servicing and other related fee income of $671,000, offset by a decrease in sales of assets of $446,000. The decrease in mortgage fee income was a result of lower mortgage production year over year and interchange fees decreased due to fluctuations in the buying habits of consumers. Investment securities were sold in 2024 for the purpose of restructuring underperforming assets in order to reinvest at higher yields and resulted in losses of $1.8 million. There were no sales of investment securities in 2023.

Noninterest Expense

The components of noninterest expense were as follows:

			$	%
(dollars in thousands)	2024	2023	Variance	Variance
Salaries and employee benefits	$49,767	$49,233	$534	1.09%
Occupancy and equipment	6,149	6,283	(134)	(2.13)
Information technology	8,978	8,553	425	4.97
Professional Fees	2,825	3,097	(272)	(8.77)
Advertising and public relations	4,009	3,486	523	15.01
Communications	865	947	(82)	(8.64)
Other	10,241	11,466	(1,225)	(10.69)
Total	$82,834	$83,065	$(231)	(0.28)%

Noninterest expense in 2024 decreased slightly by $231,000, or 0.28% from 2023. The Company's decreases were seen in occupancy and equipment, professional fees, communications and other noninterest expense. These decreases were offset by increases in salaries and employee benefits, information technology, and advertising and public relations. The decrease in occupancy and equipment expenses can be seen in decreases in repair and maintenance expense as well as rental and lease expenses. The decrease in professional fees is the result of lower accounting, legal and consulting fees in 2024 compared to 2023. The decrease in other noninterest expense of $1.2 million is the result of decreases in the FDIC assessment, amortization of intangibles, stationery and supplies and other deposit related losses. An increase was seen in salaries and employee benefits which was primarily attributable to increased bonus and commission expenses. The increase in information technology expense was related to increased software expenses and advertising and public relations saw increases in advertising and contribution expenses during 2024.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $3.05 billion in 2024 compared to $3.02 billion in 2023.

(dollars in thousands)	2024		2023
Sources of Funds:
Noninterest-bearing deposits	$459,822	15.08%	$519,225	17.21%
Interest-bearing deposits	2,067,395	67.81	2,009,330	66.61
FHLB advances	176,421	5.79	160,548	5.32
Federal funds purchased	4	0.00	2,783	0.09
Other borrowings	63,186	2.07	70,807	2.35
Other noninterest-bearing liabilities	16,607	0.55	14,947	0.50
Equity capital	265,275	8.70	238,911	7.92
Total	$3,048,710	100.00%	$3,016,551	100.00%

Uses of Funds:
Loans held for sale and loans	$1,900,386	62.34%	$1,850,043	61.33%
Investment securities	820,336	26.90	876,504	29.05
Deposits in banks and short term investments	106,381	3.49	63,806	2.12
Other noninterest-bearing assets	221,607	7.27	226,198	7.50
Total	$3,048,710	100.00%	$3,016,551	100.00%

Deposits continue to be the Company’s primary source of funding. Over the comparable periods, interest-bearing deposits continues to be the largest component of the Company's mix of deposits. Average interest-bearing deposits totaled 81.8% in 2024 compared to 79.5% of total average deposits in 2023.

The Company primarily invests funds in loans and securities. Loans continue to be the largest component of the Company’s mix of invested assets.

Loans

The following table presents the composition of the Company’s loan portfolio as of December 31 for the past five years.

(dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020
Construction, land & land development	$205,046	$247,146	$229,435	$165,446	$121,093
Other commercial real estate	990,648	974,375	975,447	787,392	520,391
Total commercial real estate	1,195,694	1,221,521	1,204,882	952,838	641,484
Residential real estate	344,167	356,234	290,054	212,527	183,021
Commercial, financial & agricultural	213,910	242,756	223,923	154,048	213,380
Consumer and other	89,209	62,959	18,247	18,564	21,618
Total loans, net of unearned fees	1,842,980	1,883,470	1,737,106	1,337,977	1,059,503
Allowance for credit losses on loans	(18,980)	(18,371)	(16,128)	(12,910)	(12,127)
Loans, net	$1,824,000	$1,865,099	$1,720,978	$1,325,067	$1,047,376

Maturity and Repricing Opportunity

The following table presents total loans as of December 31, 2024 according to maturity distribution and/or repricing opportunity on adjustable rate loans.

(dollars in thousands)	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
Construction, land & land development	$128,831	$54,123	$17,486	$4,606	$205,046
Other commercial real estate	158,819	504,847	324,156	2,826	990,648
Total commercial real estate	287,650	558,970	341,642	7,432	1,195,694
Residential real estate	48,734	95,137	130,208	70,088	344,167
Commercial, financial & agricultural	97,149	83,542	23,127	10,092	213,910
Consumer and other	5,749	35,613	23,075	24,772	89,209
Total loans, net of unearned fees	439,282	773,262	518,052	112,384	1,842,980

Overview. Loans totaled $1.8 billion at December 31, 2024, a decrease of 2.1% from $1.9 billion at December 31, 2023. The majority of the Company’s loan portfolio is comprised of real estate loans. Commercial and residential real estate which is primarily 1-4 family residential properties, nonfarm nonresidential properties and real estate construction loans made up 83.6% and 83.8% of total loans at December 31, 2024 and December 31, 2023, respectively. Commercial, financial and agriculture loans represents 11.6% of the loans at December 31, 2024 and 2023. Consumer and other loans increased to 4.8% of total loans at December 31, 2024 from 3.3% at December 31, 2023.

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

Commercial purpose, commercial real estate, and agricultural loans are underwritten similarly to how other loans are underwritten throughout the Company. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. In addition, the Company restricts any single loan to a $20 million transaction amount, unless approved by the Director Loan Committee ("DLC"). This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans monthly based on collateral, geography, and risk grade criteria. The Company also utilizes information provided by third-party agencies to provide additional insight and guidance about economic conditions and trends affecting the markets it serves.

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

Commercial, financial & agricultural. Commercial, financial and agricultural loans at December 31, 2024 decreased by $28.8 million, or 11.9% to $213.9 million from December 31, 2023 at $242.8 million. This decrease was related to loan payoffs during 2024 of a small number of larger commercial and industrial loans. The Company’s commercial, financial and agricultural loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. These agricultural lines typically reduce in size at year end as crops are sold. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Construction, land & land development.  Construction, land and land development loans decreased by $42.1 million, or 17.0%, at December 31, 2024 to $205.0 million from $247.1 million at December 31, 2023. This decrease was partially due to interest rates remaining at higher levels throughout the first nine months of 2024 resulting in a decrease in consumer residential construction loans.

Other commercial real estate. Other commercial real estate loans increased by $16.3 million, or 1.7%, at December 31, 2024 to $990.6 million from $974.4 million at December 31, 2023. This increase was primarily attributable to increases in owner occupied commercial real estate and farmland loans partially offset by decreases in non-owner occupied commercial real estate and multifamily loans. Also, the increase was impacted by the current lending environment, rate environment, and the Company's lending appetite. At December 31, 2024, the Company's other commercial real estate loans were comprised of 58.7% of non-owner occupied loans and 41.3% of owner occupied loans.

The Company's non-owner occupied portfolio is well diversified as can be seen in the table below as of December 31, 2024.

(dollars in thousands)	December 31, 2024
Multifamily	$70,437
Hotel/Motel	51,887
Retail	154,418
Office	76,391
Industrial & Warehouse	70,669
Other Specialty	142,707
Government guaranteed SBSL	15,155
Total	$581,664
Residential Real Estate Loans. Residential real estate loans decreased by $12.1 million or 3.4%, at December 31, 2024 to $344.2 million from $356.2 million at December 31, 2023. This decrease was attributable to a decline in portfolio 1-4 family residential real estate loans. Residential real estate loans consist of revolving, open-end and closed-end loans as well as those secured by closed-end first and junior liens.
Consumer and other. Consumer and other loans include loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer and other loans at December 31, 2024 increased $26.3 million or 41.7% to $89.2 million from $63.0 million at December 31, 2023. This increase was primarily attributable to increases in the Company's marine and RV lending division as well as an increase in Upstart loans, consumer loans to individuals with no or limited credit history.

Industry concentrations. As of December 31, 2024 and 2023, the Company had one industry, identified as Lessors of Non-Residential real estate, where the concentrations of loans was in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business. The Company has established industry-specific guidelines with respect to maximum loans permitted for each industry with which the Company does business.

Collateral concentrations. Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At December 31, 2024, approximately 83.6% of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for credit loss analysis. In recent years, we have seen real estate values stabilizing in our markets. The stabilization of rates has resulted in a decrease in the number of loans being classified as impaired over the past several years.

Large credit relationships. The Company currently operates 34 locations in north, central, south and coastal Georgia and also expanded its presence in 2023 into Birmingham, Alabama as well as Tallahassee and the Florida panhandle. As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business. The required approval of loans (new or renewal) is based on the total credit exposure of a borrower, the type of loan, combined with whether or not there are any material policy exceptions on the loan. For non-owner occupied commercial real estate loans, the DLC approves loans $18 million or greater with material exceptions and loans $26 million or greater without exceptions. For other loans that are not commercial real estate, the DLC approves loans $21 million or greater with material exceptions and loans $30 million or greater with no exceptions. At December 31, 2024, our largest 20 relationships consisted of loans and loan commitments, where the total committed balance was $304.5 million with $286.1 million outstanding. At December 31, 2023, our largest 20 relationships had total committed balance of $354.1 million with $266.7 million outstanding.

Maturities and sensitivities of loans to changes in interest rates. The following table presents the maturity distribution of the Company’s loans at December 31, 2024. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

(dollars in thousands)	Due in One Year or Less	After One, but within Five Years	After Five Years, but within Fifteen Years	After Fifteen Years	Total
Loans with fixed interest rates:
Construction, land & land development	$104,641	$47,151	$14,229	$4,606	$170,627
Other commercial real estate	76,890	480,200	315,239	2,826	875,155
Total commercial real estate	181,531	527,351	329,468	7,432	1,045,782
Residential real estate	8,107	58,159	26,425	70,070	162,761
Commercial, financial & agricultural	39,923	71,806	23,127	10,092	144,948
Consumer and other	5,315	35,594	23,075	24,772	88,756
Total loans with fixed interest rates, net of unearned fees	234,876	692,910	402,095	112,366	1,442,247

Loans with floating interest rates:
Construction, land & land development	24,190	6,972	3,257	—	34,419
Other commercial real estate	81,929	24,647	8,917	—	115,493
Total commercial real estate	106,119	31,619	12,174	—	149,912
Residential real estate	40,627	36,978	103,783	18	181,406
Commercial, financial & agricultural	57,226	11,736	—	—	68,962
Consumer and other	434	19	—	—	453
Total loans with floating interest rates, net of unearned fees	204,406	80,352	115,957	18	400,733

Total loans, net of unearned fees	$439,282	$773,262	$518,052	$112,384	$1,842,980

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

Nonperforming Assets and Potential Problem Loans

Asset quality experienced a slight decrease during the year ended December 31, 2024. Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned ("OREO"). Nonaccrual loans totaled $10.7 million at December 31, 2024, an increase of $821,000, or 8.3%, from $9.8 million at December 31, 2023. There were six loans contractually past due 90 days or more and still accruing totaling $152,000 at December 31, 2024 and two loans totaling $370,000 at December 31, 2023. At December 31, 2024, OREO totaled $202,000, a decrease of $246,000, or 54.9%, compared with $448,000 at December 31, 2023. The change in OREO is primarily the result of five properties added to other real estate totaling $1.2 million offset by $1.4 million from the sale of six OREO properties. At the end of the year ended December 31, 2024, total nonperforming assets as a percentage of total assets increased to 0.36% compared with 0.35% at December 31, 2023. The increase in nonperforming assets was primarily the result of increases in commercial, financial & agricultural loans as well as SBSL government guaranteed loans in various call codes, partially offset by repayments, payoffs and charged off loans.

Year-end nonperforming assets and accruing past due loans were as follows:

(dollars in thousands)	2024	2023	2022
Loans accounted for on nonaccrual	$10,660	$9,839	$5,706
Loans accruing past due 90 days or more	152	370	—
Other real estate foreclosed	202	448	651
Repossessed assets	328	—	—
Total nonperforming assets	$11,342	$10,657	$6,357

Nonperforming loans by segment
Construction, land & land development	$—	$85	$149
Other commercial real estate	4,833	4,219	1,509
Residential real estate	1,204	3,911	2,686
Commercial, financial & agricultural	4,559	1,956	1,341
Consumer and other	216	38	21
Total nonperforming loans	$10,812	$10,209	$5,706

Nonperforming assets as a percentage of:
Total loans, other real estate and foreclosed assets	0.62%	0.57%	0.37%
Total assets	0.36%	0.35%	0.22%
Nonperforming loans as a percentage of:
Total loans	0.59%	0.55%	0.33%

Supplemental data:
Accruing past due loans:
30-89 days past due	$8,361	$6,069	$1,793
90 or more days past due	152	370	—
Total accruing past due loans	$8,513	$6,439	$1,793

Allowance for credit losses	$18,980	$18,371	$16,128
Allowance for credit losses as a percentage of:
Total loans	1.03%	0.98%	0.93%
Nonperforming loans	175.55	179.95	282.65

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, foreclosed real estate, repossessed assets and nonaccrual securities. Nonperforming assets at December 31, 2024 increased 6.4% from December 31, 2023, as a result of the increase in nonaccrual loans and repossessed assets, offset by decreases in loans accruing past due 90 days or more and other real estate owned property.

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

The Company had nine loans modified due to financial difficulty during the year ended December 31, 2024. See Note 3. Loans, for additional details on loan modifications.

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

	December 31,		December 31,		December 31,		December 31,		December 31,
(dollars in thousands)	2024		2023		2022		2021		2020
	Reserve	%(1)	Reserve	%(1)	Reserve	%(1)	Reserve	%(1)	Reserve	%(1)
Construction, land & land development	$1,306	11.1%	$2,204	13.1%	$1,959	13.2%	$1,127	12.4%	$1,013	11.4%
Other commercial real estate	6,459	53.8	7,064	51.7	8,886	56.1	7,691	58.8	6,880	49.1
Residential real estate	5,502	18.7	5,105	18.9	2,354	16.7	1,805	15.9	2,278	17.3
Commercial, financial & agricultural	2,904	11.6	2,110	12.9	2,709	12.9	1,083	11.5	1,713	20.1
Consumer and other	2,809	4.8	1,888	3.4	220	1.1	1,204	1.4	243	2.1
	$18,980	100.0%	$18,371	100.0%	$16,128	100.0%	$12,910	100.0%	$12,127	100.0%
(1) Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

The following table presents an analysis of the Company’s allowance for credit losses on loans for the periods indicated.

(dollars in thousands)	2024	2023	2022	2021	2020
Allowance for credit losses on loans at beginning of year	$18,371	$16,128	$12,910	$12,127	$6,863
Adoption of ASU 2016-13	—	(53)	—	—	—
Charge-offs
Construction, land & land development	—	—	—	—	4
Other commercial real estate	20	69	58	568	226
Residential real estate	427	771	48	3	206
Commercial, financial & agricultural	2,467	1,069	314	274	242
Consumer and other	604	35	60	68	1,103
Total charge-offs	3,518	1,944	480	913	1,781
Recoveries
Construction, land & land development	16	10	25	466	45
Other commercial real estate	57	42	85	118	153
Residential real estate	256	79	50	274	142
Commercial, financial & agricultural	161	201	139	91	43
Consumer and other	25	22	29	47	104
Total recoveries	515	354	328	996	487
Net charge-offs/(recoveries)	3,003	1,590	152	(83)	1,294
Provision for credit losses on loans	3,612	3,886	3,370	700	6,558
Allowance for credit losses on loans at end of year	$18,980	$18,371	$16,128	$12,910	$12,127

Ratio of net charge-offs/(recoveries) to average loans	0.16%	0.09%	0.01%	(0.01)%	0.12%

The allowance for credit losses on loans increased from $18.4 million or 0.98% of total loans at December 31, 2023 to $19.0 million, or 1.03% of total loans at December 31, 2024. The provision for credit losses on loans reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The primary reason for the increase year over year was due to the increase in charge-offs. These charge-offs represent a small number of loans and circumstances, and management has no concern that there are systemic issues across the portfolio.

The amount of provision expense recorded in 2024 and 2023 was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, that was sufficient to cover expected credit losses on loans over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur.

Investment Portfolio

The following table presents carrying values of investment securities available-for-sale held by the Company as of December 31, 2024, 2023 and 2022.

(dollars in thousands)	2024	2023	2022
U.S. treasury securities	$3,173	$498	$1,622
U.S. agency securities	2,755	4,139	4,585
Asset backed securities	17,824	24,630	29,988
State, county and municipal securities	95,637	109,036	104,756
Corporate debt securities	47,782	47,390	49,585
Mortgage-backed securities	198,878	221,689	242,017
Total debt securities	$366,049	$407,382	$432,553

The following table presents investment securities held-to-maturity, carried at cost by the Company as of December 31, 2024, 2023 and 2022.

(dollars in thousands)	2024	2023	2022
U.S. treasury securities	$91,004	$93,306	$91,615
U.S. agency securities	16,151	16,282	16,409
State, county and municipal securities	137,190	136,685	136,138
Mortgage-backed securities	185,732	202,758	221,696
Total debt securities	$430,077	$449,031	$465,858

The following table represents expected maturities and weighted-average yields of investment securities held by the Company as of December 31, 2024 (mortgage-backed securities are based on the average life at the projected speed, while State and Political Subdivisions reflect anticipated calls being exercised).

			After 1 Year But		After 5 Years But
Available-for-Sale	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. treasury securities	$3,173	4.32%	$—	—%	$—	—%	$—	—%
U.S. agency securities	—	—	—	—	1,335	2.57	1,420	2.93
Asset backed securities	—	—	—	—	2,454	5.39	15,370	5.86
State, county and municipal securities	—	—	12,827	1.83	39,617	2.12	43,193	1.47
Corporate debt securities	1,980	4.05	7,795	4.96	36,511	4.35	1,496	10.39
Mortgage-backed securities	10,694	5.00	25,486	3.37	8,402	3.22	154,296	3.02
Total debt securities	$15,847	4.75%	$46,108	3.21%	$88,319	3.24%	$215,775	2.96%

			After 1 Year But		After 5 Years But
Held-to-Maturity	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. treasury securities	$26,714	1.03%	$64,290	1.07%	$—	—%	$—	—%
U.S. agency securities	6,933	1.13	3,393	1.32	5,825	1.55	—	—
State, county and municipal securities	—	—	4,193	1.20	65,362	1.97	67,635	1.77
Mortgage-backed securities	—	—	33,395	1.63	27,891	1.61	124,446	1.85
Total debt securities	$33,647	1.05%	$105,271	1.26%	$99,078	1.84%	$192,081	1.82%

Securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. The Company had both held-to-maturity and available-for-sale securities in the investment portfolio at December 31, 2024. Management also evaluates its securities portfolio for any credit-related losses on a quarterly basis. The Company did not identify any credit-related losses in its held-to-maturity or available-for-sale portfolios at December 31, 2024.

At December 31, 2024, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the Company’s stockholders’ equity.

The average yield of the securities portfolio was 2.61% in 2024 and 2.72% in 2023. The decrease in the average yield from 2023 to 2024 was primarily attributed to the decrease in average balances of investment securities related to paydowns and the sales of investments securities during 2024.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 2024, 2023, and 2022.

	2024		2023		2022
(dollars in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-bearing demand deposits	$459,822	—	$519,225	—	$564,322	—
Interest-bearing demand and savings deposits	1,464,315	1.86%	1,390,247	1.14%	1,439,234	0.21%
Time deposits	603,080	3.77%	619,083	3.17%	370,375	0.76%
Total deposits	$2,527,217	1.98%	$2,528,555	1.40%	$2,373,931	0.25%

The following table presents the maturities of the Company’s time deposits as of December 31, 2024.

(dollars in thousands)	Time Deposits $250,000 or Greater	Time Deposits Less than $250,000	Total
Months to Maturity
3 months or less	$54,557	$150,421	$204,978
Over 3 months through 6 months	65,693	106,569	172,262
Over 6 months through 12 months	59,308	131,128	190,436
Over 12 months	5,618	30,980	36,598
	$185,176	$419,098	$604,274

Average deposits decreased $1.3 million in 2024 compared to 2023. The decrease in 2024 included decreases of $16.0 million, or 2.6% in time deposits and $59.4 million, or 11.4% in noninterest-bearing deposits, which were partially offset by an increase in interest-bearing demand and savings deposits of $74.1 million, or 5.3%. The increase in our overall deposits is due primarily to the Company's ability to attract interest-bearing demand and savings deposits despite the challenging interest rate environment.

As of December 31, 2023 and 2022, $857.6 million and $777.8 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

The Company supplements deposit sources with brokered deposits. As of December 31, 2024, the Company had $59.5 million, or 2.32% of total deposits, in brokered certificates of deposit attracted by external third parties. Additional information is provided in the Notes to Consolidated Financial Statements for Deposits.

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

The following table summarizes commitments and contractual obligations outstanding at December 31, 2024.

(dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Borrowings	$248,039	$50,000	$40,000	$95,000	$63,039
Operating lease liabilities	1,393	636	685	72	—
Time Deposits	604,274	567,675	31,294	5,076	229
	$853,706	$618,311	$71,979	$100,148	$63,268

Other Commitments:
Loan commitments	$329,924	$198,639	$44,417	$21,915	$64,953
Standby letters of credit	5,947	5,489	458	—	—
	335,871	204,128	44,875	21,915	64,953
Total Contractual Obligations and Other Commitments	$1,189,577	$822,439	$116,854	$122,063	$128,221

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for credit losses. Loan commitments outstanding at December 31, 2024 are included in the preceding table.

Standby Letters of Credit. Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2024 are included in the preceding table.

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

At December 31, 2024, shareholders’ equity totaled $278.7 million compared to $254.9 million at December 31, 2023. In addition to net income of $23.9 million, another significant change in shareholders’ equity during 2024 included $7.9 million of dividends declared on common stock. The accumulated other comprehensive loss component of stockholders’ equity totaled $47.6 million at December 31, 2024 compared to $55.6 million at December 31, 2023. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available-for-sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items.

Tier 1 capital consists of common stock and qualifying preferred securities less goodwill, intangibles and disallowed deferred tax assets. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for credit losses up to 1.25% of risk-weighted assets. The Company's Tier 2 capital consists of subordinated notes and the allowance for credit losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of December 31, 2024 was 14.26% and total Tier 1 and 2 risk-based capital was 17.10%. Both of these measures compare favorably with the regulatory minimum of 6.0% for Tier 1 and 8% for total risk-based capital. The Company’s common equity Tier 1 ratio as of December 31, 2024 was 13.08%, which exceeds the regulatory minimum of 4.50%. The Company’s Tier 1 leverage ratio as of December 31, 2024 was 9.50%, which exceeds the required ratio standard of 4.0%.

For the year ended December 31, 2024, average capital was $265.3 million representing 8.7% of average assets for the year. This compares to average capital of $238.9 million, representing 7.9% of average assets for 2023.

For the years ended December 31, 2024 and 2023, the Company did not have any material commitments for capital expenditures.

The Company granted 74,358 and 55,210 restricted shares of common stock for the years ended December 31, 2024 and 2023, respectively. All restricted shares vest over a three year period.

A cash dividend of $7.9 million and $7.7 million was paid for the year ended December 31, 2024 and 2023, respectively.

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

Cash and cash equivalents at December 31, 2024 and 2023 were $231.0 million and $83.3 million, respectively. The increase in cash and cash equivalents was partially due to sales and paydowns of investment securities, paydowns and maturities of loans, as well as increases in deposits and other borrowings. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs in these unsettled times without any material adverse impact on our operating results.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of December 31, 2024, the available-for-sale bond portfolio totaled $366.0 million. At December 31, 2023, the available-for-sale bond portfolio totaled $407.4 million. This decrease is primarily attributable to sales along with maturities, calls and paydowns on the portfolio during 2024. Only marketable investment grade bonds are purchased. Although approximately 56.7% of the Bank’s bond portfolio is encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. Colony had ratios of loans to deposits of 71.8% as of December 31, 2024 and 74.0% as of December 31, 2023. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at December 31, 2024 and December 31, 2023 were 66.9% and 69.3%, respectively. Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the Banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At December 31, 2024 and December 31, 2023, the Bank had $185.2 million and $167.7 million, respectively, in certificates of deposit of $250,000 or more. These larger deposits represented 7.2% and 6.6% of total deposits as of December 31, 2024 and 2023, respectively. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

The Company supplemented deposit sources with brokered deposits. As of December 31, 2024, the Company had $59.5 million or 2.32% of total deposits in brokered deposits. Additional information is provided in the Notes to the Consolidated Financial Statements regarding these brokered deposits. Additionally, the Company uses external deposit listing services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. The deposits obtained from listing services are often referred to as wholesale or internet CDs.

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, Colony and its subsidiary have established multiple borrowing sources to augment their funds management. The Company has borrowing capacity through membership of the Federal Home Loan Bank program. The Bank has also established overnight borrowing for Federal Funds Purchased through various correspondent banks. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs in the future without any material adverse impact on operating results. At December 31, 2024 and 2023, we had $185.0 million and $175.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $578.7 million and $596.2 million of additional borrowing availability with the FHLB at December 31, 2024 and 2023, respectively.

Other sources of liquidity include overnight borrowings from the Federal Reserve Discount Window. The Company also has unencumbered investment securities which provide the ability to either be pledged as collateral with borrowing sources or sold and converted to cash.

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

Impact of Inflation and Changing Prices

The Company’s financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). GAAP presently requires the Company to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs, and the Company has experienced material effects of inflation during the last four fiscal years due to the government's monetary policies and the current economic climate. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things, as further discussed in the next section.

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

Colony has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve's targeted range of 4.25% and the prime rate of 7.50% at December 31, 2024. Colony has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points and a decline of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. As illustrated in the table below, the net interest income sensitivity model indicates that, compared with a net interest income forecast assuming stable rates, net interest income is projected to increase by 3.03% and 5.66% if interest rates increased by 100 and 200 basis points, respectively. Net interest income is projected to decline by 1.80% and 3.77% if interest rates decreased by 100 and 200 basis points. These changes were within Colony’s policy limit of a maximum 15% negative change.

Twelve Month Net Interest Income Sensitivity
	Estimated Change in Net Interest Income as of December 31,
Change in Short-term Interest Rates (in basis points)	2024	2023
+200	5.66%	0.97%
+100	3.03%	0.54%
Flat	—%	—%
-100	(1.80)%	2.03%
-200	(3.77)%	2.24%

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
Management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

Based on our assessment, management concluded that as of December 31, 2024, Colony Bankcorp, Inc.’s internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Mauldin and Jenkins, LLC, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ T. Heath Fountain
T. Heath Fountain Chief Executive Officer/Director

/s/ Derek Shelnutt
Derek Shelnutt
Executive Vice President/Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Colony Bankcorp, Inc. and Subsidiaries
Fitzgerald, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Colony Bankcorp, Inc. and Subsidiaries (the Company) as of December 31, 2024 and 2023 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2025, expressed an unqualified opinion.

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

Allowance for credit losses

Description of the Matter

As described in Note 4 to the Company’s consolidated financial statements, the Company has a gross loan portfolio of $1.84 billion and related allowance for credit losses (ACL) of $18.98 million as of December 31, 2024. As described by the Company in Note 1, the Company computes quantitative and qualitative components for the allowance for credit losses. The quantitative component is evaluated on a collective (pool) basis, segregated by class of loans (the quantitative collective ACL). The Company estimated the quantitative collective ACL utilizing a discounted cash flow (DCF) methodology applied to their loan pools segregated by similar risk characteristics. The Company’s DCF methodology generates cash flow projections at the loan level wherein payment expectations are adjusted for estimated prepayment speeds, curtailments, time to recovery, probability of default (PD), and loss given default (LGD).

We identified the Company’s estimate of the ACL as a critical audit matter. The principal considerations for our determination of the ACL as a critical audit matter related to the subjective and complex auditor judgment involved in the assessment of the quantitative collective ACL due to significant measurement uncertainty and the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these complex judgments and assumptions by the Company involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included the following:

•We evaluated the Company’s ACL methodology for compliance with U.S. generally accepted accounting principles.
•We tested the design and operating effectiveness of controls relating to the Company’s determination of the ACL, including controls over development of the quantitative and qualitative factors, reliability and accuracy of data used to calculate and estimate the various components of the ACL and managements validation procedures over the model.
•We evaluated the relevance, and the reasonableness of assumptions related to evaluation of the loan portfolio, current and forecasted economic conditions, and other risk factors used in development of the qualitative factors.
•We tested data used by the Company in developing the qualitative factors by comparing these data points to internally developed and externally reliable sources.
•We assessed the overall trends in credit quality by comparing the overall ACL to those recorded by the Company’s peer institutions.
•We reviewed subsequent events and transactions and considered whether they corroborated or contradicted the Company’s conclusion.

We have served as the Company’s auditor since 2021.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia
March 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Colony Bankcorp, Inc. and Subsidiaries
Fitzgerald, Georgia

Opinion on Internal Control over Financial Reporting

We have audited Colony Bankcorp, Inc. and Subsidiaries (the Company) internal control over financial reporting, as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Colony Bankcorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements) and our report dated March 14, 2025 expressed an unqualified opinion.

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

/s/ Mauldin & Jenkins, LLC

Albany, Georgia
March 14, 2025

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31
(DOLLARS IN THOUSANDS)

	2024	2023
Assets
Cash and due from banks	$26,045	$25,339
Interest-bearing deposits in banks and federal funds sold	204,989	57,983
Cash and cash equivalents	231,034	83,322

Investment securities available-for-sale, at fair value (amortized cost $409,380 and $455,294, respectively)	366,049	407,382
Investment securities held-to-maturity, at amortized cost (fair value $383,020 and $405,576, respectively)	430,077	449,031
Other investments	17,694	16,868
Loans held for sale	39,786	27,958

Loans, net of unearned income	1,842,980	1,883,470
Allowance for credit losses	(18,980)	(18,371)
Loans, net	1,824,000	1,865,099

Premises and equipment	37,831	39,870
Other real estate owned	202	448
Goodwill	48,923	48,923
Other intangible assets	2,975	4,192
Bank-owned life insurance	57,970	56,925
Deferred income taxes, net	21,891	25,405
Other assets	31,350	27,999
Total assets	$3,109,782	$3,053,422

Liabilities and stockholders’ equity
Deposits:
Noninterest-bearing	$462,283	$498,992
Interest-bearing	2,105,660	2,045,798
Total deposits	2,567,943	2,544,790

Federal Home Loan Bank advances	185,000	175,000
Other borrowed money	63,039	63,445
Other liabilities	15,125	15,252
Total liabilities	2,831,107	2,798,487

Commitments and Contingencies (Note 14)

Stockholders’ equity
Preferred stock, stated value $1,000; 10,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, par value $1; 50,000,000 shares authorized, 17,519,884 and 17,564,182 shares issued and outstanding as of December 31, 2024 and 2023, respectively	17,520	17,564
Paid-in capital	168,353	168,614
Retained earnings	140,369	124,400
Accumulated other comprehensive loss, net of tax	(47,567)	(55,643)
Total stockholders’ equity	278,675	254,935
Total liabilities and stockholders’ equity	$3,109,782	$3,053,422
See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2024	2023
Interest income
Loans, including fees	$111,675	$99,256
Investment securities	20,974	23,319
Deposits with other banks and short term investments	4,592	2,341
Total interest income	137,241	124,916

Interest expense
Deposits	50,007	35,464
Federal funds purchased	—	147
Federal Home Loan Bank advances	7,211	6,763
Other borrowings	3,947	4,298
Total interest expense	61,165	46,672

Net interest income	76,076	78,244
Provision for credit losses	3,050	3,600
Net interest income after provision for credit losses	73,026	74,644

Noninterest income
Service charges on deposits	9,365	8,735
Mortgage fee income	6,048	6,131
Gain on sales of SBA loans	9,242	5,063
Loss on sales of securities	(1,835)	—
Interchange fees	8,299	8,460
BOLI income	1,725	1,396
Insurance commissions	1,789	1,873
Other	4,742	3,976
Total noninterest income	39,375	35,634

Noninterest expense
Salaries and employee benefits	49,767	49,233
Occupancy and equipment	6,149	6,283
Information technology expense	8,978	8,553
Professional fees	2,825	3,097
Advertising and public relations	4,009	3,486
Communications	865	947
Other	10,241	11,466
Total noninterest expense	82,834	83,065

Income before income taxes	29,567	27,213
Income taxes	5,699	5,466
Net income	$23,868	$21,747

Net income per share of common stock
Basic	$1.36	$1.24
Diluted	$1.36	$1.24
Cash dividends declared per share of common stock	$0.45	$0.44
Weighted average shares outstanding, basic	17,557,743	17,578,294
Weighted average shares outstanding, diluted	17,557,743	17,578,294
See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS)

	2024	2023

Net income	$23,868	$21,747

Other comprehensive income:
Net unrealized gains on investment securities arising during the period	3,296	9,183
Tax effect	(840)	(1,929)
Reclassification adjustment for amortization of unrealized holding losses from the transfer of securities from available-for-sale to held-to-maturity	5,041	4,897
Tax effect	(1,284)	(1,028)
Realized losses on sales of securities included in net income	1,835	—
Tax effect	(467)	—
Unrealized gains (losses) on derivative instruments designated as cash flow hedges	1,364	(64)
Tax effect	(347)	14
Realized gains on derivative instruments recognized in net income	(700)	(349)
Tax effect	178	73
Total other comprehensive income	8,076	10,797
Comprehensive income	$31,944	$32,544
See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023
(DOLLARS IN THOUSANDS)

	Preferred Stock		Common Stock		Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	—	$—	17,598,123	$17,598	$167,537	$111,573	$(66,440)	230,268
Other comprehensive income	—	—	—	—	—	—	10,797	10,797
Cumulative change in accounting principle for ASU 2016-13, net of tax(1)	—	—	—	—	—	(1,198)	—	(1,198)
Dividends on common shares	—	—	—	—	—	(7,722)	—	(7,722)
Issuance of restricted stock, net of forfeitures	—	—	32,351	32	(32)	—	—	—
Tax withholding related to vesting of restricted stock	—	—	(24,811)	(25)	(227)	—	—	(252)
Repurchase of shares	—	—	(41,481)	(41)	(365)	—	—	(406)
Stock-based compensation expense, net	—	—	—	—	1,701	—	—	1,701
Net income	—	—	—	—	—	21,747	—	21,747
Balance, December 31, 2023	—	$—	17,564,182	$17,564	$168,614	$124,400	$(55,643)	254,935
Other comprehensive income	—	—	—	—	—	—	8,076	8,076
Dividends on common shares	—	—	—	—	—	(7,899)	—	(7,899)
Issuance of restricted stock, net of forfeitures	—	—	69,597	70	(70)	—	—	—
Tax withholding related to vesting of restricted stock	—	—	(23,895)	(24)	(272)	—	—	(296)
Repurchase of shares	—	—	(90,000)	(90)	(1,215)	—	—	(1,305)
Stock-based compensation expense, net	—	—	—	—	1,296	—	—	1,296
Net income	—	—	—	—	—	23,868	—	23,868
Balance, December 31, 2024	—	$—	17,519,884	$17,520	$168,353	$140,369	$(47,567)	$278,675

(1) Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 216-13: CECL

See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,868	$21,747
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,050	3,600
Depreciation, amortization and accretion	8,130	8,702
Stock-based compensation expense	1,296	1,701
Loss on sales of securities	1,835	—
Net change in servicing asset	(1,456)	(416)
(Gain) loss on sales of other real estate	(169)	70
Loss (gain) on sales of premises & equipment	5	(93)
Gain on sales of bank owned buildings and land	—	(361)
Writedown of bank premises	197	—
Change in bank owned life insurance	(1,726)	(1,421)
Equity method investment loss	(270)	(169)
Deferred tax (benefit) expense	755	(485)
Gain on sales of SBA loans	(9,242)	(5,063)
Origination of loans held for sale	(301,632)	(257,753)
Proceeds from sales of loans held for sale	299,046	252,601
Change in other assets	(1,895)	(3,163)
Change in other liabilities	1,609	1,486
Net cash provided by operating activities	23,401	20,983

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(56,616)	(3,917)
Proceeds from maturities, calls, and paydowns of investment securities available-for-sale	69,180	36,711
Proceeds from sales of investment securities available-for-sale	29,890	—
Proceeds from maturities, calls, and paydowns of investment securities held-to-maturity	17,376	19,567
Proceeds from sales of investment securities held-to-maturity	3,971	—
Net change in loans	36,966	(148,601)
Purchase of premises and equipment	(1,080)	(3,618)
Proceeds from sales of other real estate	1,269	412
Redemption of other investments	—	800
Proceeds from bank owned life insurance	681	—
Purchase of Federal Home Loan Bank stock	(556)	(3,706)
Proceeds from sales of bank owned buildings and land	—	3,167
Proceeds from sales of premises and equipment	77	433
Net cash provided by (used in) investing activities	101,158	(98,752)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in noninterest-bearing customer deposits	(36,709)	(70,178)
Change in interest-bearing customer deposits	59,862	123,971
Dividends paid on common stock	(7,899)	(7,722)
Proceeds from Federal Home Loan Bank advances	270,000	785,000
Repayments of Federal Home Loan Bank advances	(260,000)	(735,000)
Proceeds from other borrowings	20,000	450,000
Repayments on other borrowings	(20,000)	(465,000)
Redemption of subordinated debt	(500)	—
Repurchase of shares	(1,305)	(406)
Cash paid for tax withholding related to vesting of restricted stock	(296)	(252)
Net cash provided by financing activities	23,153	80,413

Net increase in cash and cash equivalents	147,712	2,644
Cash and cash equivalents at beginning of period	83,322	80,678
Cash and cash equivalents at end of period	$231,034	$83,322

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$61,754	$44,855
Cash paid during the period for income taxes	4,717	5,209

NONCASH INVESTING AND FINANCING ACTIVITIES
Transfers to other real estate	854	3,083
See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Colony Bankcorp, Inc. and subsidiaries (the “Company”) is a financial holding company headquartered in Fitzgerald, Georgia, whose primary business is presently conducted by Colony Bank, its wholly owned banking subsidiary (the “Bank”). The Company operates locations throughout Georgia and expanded its presence in 2023 to serve Birmingham, Alabama, as well as Tallahassee and the Florida Panhandle. Through the Bank, the Company offers a broad range of banking solutions for personal and business customers. In addition to traditional banking services, the Bank provides specialized solutions including mortgage, government guaranteed lending, wealth management, and merchant services. The Company also provides an option for its customers to purchase insurance services including vehicle, home, renters and life insurance. Additionally, Colony Risk Management, Inc. is a subsidiary of the Company and is located in Las Vegas, Nevada. It is a captive insurance subsidiary which insures various liability and property damage policies for the Company and its related subsidiaries. Colony Risk Management is regulated by the State of Nevada Division of Insurance. The Company is subject to the regulations of certain state and federal agencies and are periodically examined by those regulatory agencies.

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

Investment Securities

The Company classifies its debt securities in one of three categories: (i) trading, (ii) held-to-maturity or (iii) available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other debt securities are classified as available-for-sale.. As of the periods ended December 31, 2024 and 2023, debt securities were classified as either held-to-maturity or available-for-sale.

Available-for-sale securities are carried at fair value. Unrealized holding gains and losses, net of the related deferred tax effect, on available-for-sale securities are excluded from earnings and are reported in other comprehensive income as a separate component of shareholders’ equity until realized. Held-to-maturity securities are carried at amortized cost. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held-to-maturity to available-for-sale are recorded as a separate component of shareholders’ equity. These unrealized holding gains or losses are amortized into income over the remaining life of the security as an adjustment to the yield in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the expected life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the trade date. The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest in other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2024 and 2023.

The Company evaluates available-for-sale securities in an unrealized loss position to determine if credit-related losses exists. The Company first evaluates whether it intends to sell or more likely than not will be required to sell a security with losses before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is attributable to credit or resulted from other factors. If credit-related losses exists, the Company recognizes an allowance for credit losses ("ACL"), limited to the amount by which the fair value is less than the amortized cost basis. Any loss not recognized through an ACL is recognized in other comprehensive income, net of tax, as a non credit-related loss. As of December 31, 2024 and 2023, the Company had $366.0 million and $407.4 million available-for-sale securities, respectively, with no related allowance for credit losses.

The Company uses a systematic methodology to determine its ACL for debt securities held-to-maturity considering the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. The Company monitors the held-to-maturity portfolio on a quarterly basis to determine whether a valuation account would need to be recorded. As of December 31, 2024 and 2023, the Company had $430.1 million and $449.0 million held-to-maturity securities, respectively, with no related allowance for credit losses.

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

The Company's servicing rights are a result of SBA loans that are sold with servicing retained and are recorded at fair value and follow the amortization method. As of December 31, 2024 and 2023, the Company had $3.8 million and $2.3 million in servicing rights, respectively, and no related valuation allowance.

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

Management determines the ACL balance using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit behaviors along with model judgments provide the basis for the estimation of expected credit losses. Adjustments to modeled loss estimates may be made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in economic conditions, property values, or other relevant factors. The Company estimates the quantitative collective ACL utilizing a discounted cash flow (DCF) methodology applied to our loan pools segregated by similar risk characteristics. The Company’s DCF methodology generates cash flow projections at the loan level wherein payment expectations are adjusted for estimated prepayment speeds, curtailments, time to recovery, probability of default (PD), and loss given default (LGD). The modeling of expected prepayment speeds and curtailment rates are based on historical internal data and consider current conditions and reasonable and supportable forecasts of future economic conditions. The Company uses regression analysis of historical internal and peer loss data to determine suitable macroeconomic variables to utilize when modeling lifetime PD and LGD. This analysis also determines how expected PD and LGD will react to forecasted levels of the macroeconomic variables over a reasonable and supportable forecast period. At the end of the four-quarter reasonable and supportable forecast period, the Company reverts to a historical loss rate on a straight-line basis over eight quarters. For loans that have elevated risk characteristics when compared to the collectively pooled loans, they are evaluated on an individual basis.

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

Leases

The Company has entered into various operating leases for certain branch locations, ATM locations, loan production offices, and corporate support services locations. Generally, these leases have initial lease terms of 6 years or less. Many of the leases have one or more lease renewal options. The exercise of lease renewal options is at the Company's sole discretion and is considered on a case-by-case basis. Certain of our lease agreements contain early termination options. If renewal options or early termination options are determined by management to be reasonably certain, then they are included in the calculation of the operating right-of-use assets or operating lease liabilities. Certain of our lease agreements provide for periodic adjustments to rental payments for inflation. At the commencement date of the lease, the Company recognizes a lease liability at the present value of the lease payments not yet paid, discounted using the discount rate for the lease or the Company’s incremental borrowing rate. As the majority of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. The incremental borrowing rate is based on the term of the lease. At the commencement date, the company also recognizes a right-of-use asset measured at (i) the initial measurement of the lease liability; (ii) any lease payments made to the lessor at or before the commencement date less any lease incentives received; and (iii) any initial direct costs incurred by the lessee. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. At December 31, 2024, the Company had no leases classified as finance leases.

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

Derivatives

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company's intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), (2) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), or (3) an instrument with no hedging designation ("non-designated derivative"). For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income ("OCI") and is reclassified into earnings in the same period during which the hedged transaction affects earnings. For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as fair values change. Changes in the fair value of derivatives not designated are reported currently in earnings, as noninterest income.

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

The Company formally documents the relationship between derivatives and hedged items, as well as the risk management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminated, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in OCI are amortized into earnings over the same periods which the hedged transactions will affect earnings.

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

The Company’s federal and state income tax returns are subject to examination by the Internal Revenue Service (IRS) and the Georgia Department of Revenue, generally for three years after filing.

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

Insurance commissions represents income received on insurance products sold. The commissions are recognized as revenue when the client executes an insurance policy with the insurance carrier. In some cases, the company receives payment of trailing commissions each year when the client pays its annual premium.

Other income includes SBA servicing and other related fee income, income from wealth advisory and merchant services, dividends on FHLB stock, other deposit related fees as well as gains or losses on sales of assets and other real estate.

Earnings per Share

Basic earnings per share are computed by dividing net income allocated to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income allocated to common shareholders by the sum of the weighted-average number of shares of common stock outstanding and the effect of the issuance of potential common shares that are dilutive. Potential common shares consist of restricted shares for the years ended December 31, 2024 and 2023, and are determined using the treasury stock method. The Company has determined that its outstanding non-vested stock awards are participating securities, and all dividends on these awards are paid similar to other dividends.

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

The Banking, Retail Mortgage and Small Business Specialty Lending Divisions are managed as separate business units because of the different products and services they provide. The Company's Chief Operating Decision Maker, our Chief Executive Officer, evaluates performance and allocates resources based on profit or loss from operations. The Company has applied the aggregation criterion set forth in ASC Topic 280 - Segment Reporting, to the results of its operations. There are no material intersegment sales or transfers.

Reclassifications

Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis and had no effect on stockholders’ equity or net income.

Accounting Standards Updates

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This ASU was issued to improve segment reporting disclosures. The amendments in this ASU improve financial reporting by requiring disclosure of incremental segment information including significant segment expenses regularly provided to the chief operating decision maker as well as the amount and composition of other segment items on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Retrospective application is required in all prior periods unless impracticable to do so. The Company adopted the new disclosure requirements for the annual period beginning on January 1, 2024 and will adopt for interim periods beginning on January 1, 2025. The adoption of this standard did not have a material impact on the Company's financial statements.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement (Topic 220): Disaggregation of Income Statement Expenses ("ASU 2024-03"). This ASU was issued to improve the disclosures over expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The ASU addresses investors' requests for more disaggregated expense information to better understand an entity's performance, better assess the entity's prospects for future cash flows, and compare an entity's performance over time and with that of other entities. This ASU requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. Retrospective application in all periods is permitted. The Company will adopt the new disclosure requirements for the annual period beginning on January 1, 2027, and interim periods starting on January 1, 2028. The Company is currently evaluation the impact of the incremental expense information that will be required to be disclosed as well as the impact to the Form 10-K.

NOTE 2. INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity, along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)
December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale:
U.S. treasury securities	$3,173	$—	$—	$3,173
U.S. agency securities	3,001	—	(246)	2,755
Asset backed securities	17,925	17	(118)	17,824
State, county & municipal securities	110,952	—	(15,315)	95,637
Corporate debt securities	53,324	1	(5,543)	47,782
Mortgage-backed securities	221,005	207	(22,334)	198,878
Total	$409,380	$225	$(43,556)	$366,049

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity:
U.S. treasury securities	$91,004	$—	$(2,828)	$88,176
U.S. agency securities	16,151	—	(1,263)	14,888
State, county & municipal securities	137,190	—	(15,915)	121,275
Mortgage-backed securities	185,732	—	(27,051)	158,681
Total	$430,077	$—	$(47,057)	$383,020

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale:
U.S. treasury securities	$500	$—	$(2)	$498
U.S. agency securities	4,500	—	(361)	4,139
Asset backed securities	25,035	—	(405)	24,630
State, county & municipal securities	124,524	6	(15,494)	109,036
Corporate debt securities	53,834	16	(6,460)	47,390
Mortgage-backed securities	246,901	36	(25,248)	221,689
Total	$455,294	$58	$(47,970)	$407,382

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity:
U.S. treasury securities	$93,306	$—	$(3,212)	$90,094
U.S. agency securities	16,282	—	(1,424)	14,858
State, county & municipal securities	136,685	356	(13,859)	123,182
Mortgage-backed securities	202,758	—	(25,316)	177,442
Total	$449,031	$356	$(43,811)	$405,576

The Company elected to exclude accrued interest receivable from the amortized cost basis of available-for-sale and held-to-maturity securities disclosed throughout this note. As of December 31, 2024 and December 31, 2023, accrued interest receivable for available-for-sale and held-to-maturity securities totaled $2.3 million and $2.4 million, and $1.8 million and $1.9 million, respectively, and is included in the "other assets" line item on the Company's consolidated balance sheet.

The Company had no transfers of securities from available-for-sale to held-to-maturity during the periods ended December 31, 2024 and December 31, 2023, respectively.

Information pertaining to available-for-sale securities with gross unrealized losses at December 31, 2024 and December 31, 2023 aggregated by investment category and length of time that securities have been in a continuous unrealized loss position are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2024
U.S. agency securities	—	—	2,755	(246)	2,755	(246)
Asset backed securities	3,715	(8)	8,269	(110)	11,984	(118)
State, county & municipal securities	2,829	(294)	92,808	(15,021)	95,637	(15,315)
Corporate debt securities	4,434	(720)	42,847	(4,823)	47,281	(5,543)
Mortgage-backed securities	21,278	(430)	160,343	(21,904)	181,621	(22,334)
Total debt securities	$32,256	$(1,452)	$307,022	$(42,104)	$339,278	$(43,556)

December 31, 2023
U.S. treasury securities	$—	$—	$498	$(2)	$498	$(2)
U.S. agency securities	—	—	4,139	(361)	4,139	(361)
Asset backed securities	6,196	(75)	17,424	(330)	23,620	$(405)
State, county & municipal securities	1,033	(138)	107,443	(15,356)	108,476	$(15,494)
Corporate debt securities	1,446	(105)	45,044	(6,355)	46,490	(6,460)
Mortgage-backed securities	5,921	(49)	212,876	(25,199)	218,797	(25,248)
Total debt securities	$14,596	$(367)	$387,424	$(47,603)	$402,020	$(47,970)

Information pertaining to held-to-maturity securities with gross unrealized losses at December 31, 2024 and December 31, 2023 aggregated by investment category and length of time that individual securities have been in a continuous loss position is summarized as follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2024
U.S. treasury securities	$—	$—	$88,176	$(2,828)	$88,176	$(2,828)
U.S. agency securities	—	—	14,888	(1,263)	14,888	(1,263)
State, county & municipal securities	18,751	(374)	102,524	(15,541)	121,275	(15,915)
Mortgage-backed securities	—	—	158,681	(27,051)	158,681	(27,051)
	$18,751	$(374)	$364,269	$(46,683)	$383,020	$(47,057)

December 31, 2023
U.S. treasury securities	$—	$—	$90,094	$(3,212)	$90,094	$(3,212)
U.S. agency securities	—	—	14,858	(1,424)	14,858	(1,424)
State, county & municipal securities	1,461	(78)	103,500	(13,781)	104,961	(13,859)
Mortgage-backed securities	—	—	177,442	(25,316)	177,442	(25,316)
	$1,461	$(78)	$385,894	$(43,733)	$387,355	$(43,811)

Management evaluates available-for-sale securities in an unrealized loss position at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation to determine if credit-related losses exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell a security wtih losses before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities in an unrealized loss position at December 31, 2024, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on management's review, the Company's available-for-sale securities have no expected credit losses and no related allowance for credit losses has been established.

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

At December 31, 2024, there are 237 available-for-sale securities and 156 held-to-maturity securities that have unrealized losses from the Company’s amortized cost basis. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are due to reasons of credit quality.

The amortized cost and fair value of investment securities as of December 31, 2024, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,173	$5,153	$33,647	$33,401
Due after one year through five years	22,330	20,622	71,876	68,754
Due after five years through ten years	92,606	79,917	71,187	62,678
Due after ten years	68,266	61,479	67,635	59,506
	$188,375	$167,171	$244,345	$224,339

Mortgage-backed securities	221,005	198,878	185,732	158,681
	$409,380	$366,049	$430,077	$383,020

Proceeds from the sales of investment securities totaled $33.9 million for the year ended December 31, 2024, and resulted in gross realized losses of $1.8 million. The purpose of these sales in 2024 was to restructure underperforming assets and reinvest at higher yields. The sales do not impact our ability to hold the remaining available-for-sale securities, and we are not in a position to be required to sell any remaining securities at this time. The Company had no sales of investment securities in 2023.

Investment securities having a carrying value totaling $451.5 million and $429.9 million as of December 31, 2024 and 2023, respectively, were pledged to secure public deposits and for other purposes.

The Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), as amended on January 1, 2023 which included evaluation of expected credit losses on debt securities. As part of the Company's calculated credit losses, the allowance for credit losses on investment securities was determined to be de minimis due to the high credit quality of the portfolio, which includes securities issued or guaranteed by the U.S. Treasury, U.S. Government agencies and high quality municipalities. Therefore, no allowance for credit losses was recorded as of December 31, 2024 or 2023. See Note 1 for additional details on the allowance for credit losses as it relates to the securities portfolio.

 NOTE 3. LOANS

The following table presents the composition of loans segregated by class of loans, as of December 31, 2024 and 2023.

(dollars in thousands)	December 31, 2024	December 31, 2023
Construction, land & land development	$205,046	$247,146
Other commercial real estate	990,648	974,375
Total commercial real estate	1,195,694	1,221,521
Residential real estate	344,167	356,234
Commercial, financial & agricultural	213,910	242,756
Consumer and other	89,209	62,959
Total loans	$1,842,980	$1,883,470

Included in the above table are government guaranteed loans totaling $81.6 million at December 31, 2024 and $68.6 million at December 31, 2023. The following table presents the composition of government guaranteed loans segregated by class of loans for each respective period.

(dollars in thousands)	December 31, 2024	December 31, 2023
Construction, land & land development	$2,317	$2,344
Other commercial real estate	41,471	31,940
Total commercial real estate	43,788	34,284
Residential real estate	9,348	8,019
Commercial, financial & agricultural	28,500	26,334
Total loans	$81,636	$68,637

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of December 31, 2024 and 2023, respectively, accrued interest receivable for loans totaled $9.0 million and $8.8 million and is included in the "other assets" line item on the Company's consolidated balance sheet.

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

For smaller commercial loans (under $500,000) and consumer loans, the Company began using behavioral based risk grades during the second quarter of 2024. These loans are assigned risk grades of 98 and 99 based on payment performance with the Company.

*Grade 98 - Loans assigned this risk grade indicates a "pass" credit.

*Grade 99 - Loans assigned this risk grade indicates a "substandard" credit and is moved to a nonaccrual status.

The following tables present the loan portfolio segregated by class of loans and the risk category of term loans by vintage year, which is the year of origination or most recent renewal, as of December 31, 2024 and 2023. Those loans with a risk grade of 1, 2, 3, 4, 5 and 98 have been combined in the pass line for presentation purposes. Loans with a risk grade of 7, 8 and 99 have been combined in the substandard line. There were no loans with a risk rating of "doubtful" or "loss" at December 31, 2024 and 2023.

	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolvers	Revolvers converted to term loans	Total
December 31, 2024
Construction, land & land development
Risk rating
Pass	$98,269	$47,378	$25,930	$23,193	$1,979	$5,379	$53	$—	$202,181
Special Mention	—	2,088	—	—	411	—	281	—	2,780
Substandard	—	—	—	—	—	85	—	—	85
Total Construction, land & land development	98,269	49,466	25,930	23,193	2,390	5,464	334	—	205,046

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate
Risk rating
Pass	55,169	85,172	343,123	180,568	76,905	194,444	21,341	1,849	958,571
Special Mention	850	1,999	4,288	173	2,344	7,376	610	1,069	18,709
Substandard	4,114	2,586	2,875	459	352	2,419	563	—	13,368
Total Other commercial real estate	60,133	89,757	350,286	181,200	79,601	204,239	22,514	2,918	990,648

Current period gross write offs	—	—	—	—	—	20	—	—	20

Residential real estate
Risk rating
Pass	16,675	76,074	112,784	45,111	18,978	44,892	23,222	926	338,662
Special Mention	—	1,672	374	—	—	1,989	204	—	4,239
Substandard	—	—	442	270	28	526	—	—	1,266
Total Residential real estate	16,675	77,746	113,600	45,381	19,006	47,407	23,426	926	344,167

Current period gross write offs	—	—	400	18	—	9	—	—	427

Commercial, financial & agricultural
Risk rating
Pass	44,380	46,610	33,124	12,322	8,662	16,143	43,051	742	205,034
Special Mention	—	622	2,136	12	—	—	700	—	3,470
Substandard	105	1,612	858	1,904	271	218	433	5	5,406
Total Commercial, financial & agricultural	44,485	48,844	36,118	14,238	8,933	16,361	44,184	747	213,910

Current period gross write offs	138	588	659	986	28	68	—	—	2,467

Consumer and other
Risk rating
Pass	53,500	30,186	2,312	857	530	1,291	456	13	89,145
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	49	—	12	1	2	—	—	—	64
Total Consumer and other	53,549	30,186	2,324	858	532	1,291	456	13	89,209

Current period gross write offs	84	392	81	1	5	41	—	—	604

Total Loans
Risk rating
Pass	267,993	285,420	517,273	262,051	107,054	262,149	88,123	3,530	1,793,593
Special Mention	850	6,381	6,798	185	2,755	9,365	1,795	1,069	29,198
Substandard	4,268	4,198	4,187	2,634	653	3,248	996	5	20,189
Total Loans	$273,111	$295,999	$528,258	$264,870	$110,462	$274,762	$90,914	$4,604	$1,842,980

Total current period gross write offs	$222	$980	$1,140	$1,005	$33	$138	$—	$—	$3,518

	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolvers	Revolvers converted to term loans	Total
December 31, 2023
Construction, land & land development
Risk rating
Pass	$112,587	$91,981	$27,332	$5,654	$1,000	$5,765	$605	$31	$244,955
Special Mention	792	—	25	—	—	29	282	—	1,128
Substandard	—	888	4	—	20	151	—	—	1,063
Total Construction, land & land development	113,379	92,869	27,361	5,654	1,020	5,945	887	31	247,146

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate
Risk rating
Pass	61,816	341,656	204,145	88,629	79,123	145,374	24,158	2,031	946,932
Special Mention	75	3,251	766	2,113	5,733	4,694	545	48	17,225
Substandard	2,303	2,615	211	—	486	4,395	208	—	10,218
Total Other commercial real estate	64,194	347,522	205,122	90,742	85,342	154,463	24,911	2,079	974,375

Current period gross write offs	—	—	69	—	—	—	—	—	69

Residential real estate
Risk rating
Pass	78,088	116,704	50,986	21,892	8,510	43,038	22,642	100	341,960
Special Mention	856	466	10	50	679	4,687	424	—	7,172
Substandard	—	1,169	384	296	272	4,735	246	—	7,102
Total Residential real estate	78,944	118,339	51,380	22,238	9,461	52,460	23,312	100	356,234

Current period gross write offs	253	492	26	—	—	—	—	—	771

Commercial, financial & agricultural
Risk rating
Pass	66,820	51,439	21,673	12,489	4,734	14,002	58,607	306	230,070
Special Mention	4,186	894	376	745	188	40	974	—	7,403
Substandard	164	1,872	1,979	190	25	165	866	22	5,283
Total Commercial, financial & agricultural	71,170	54,205	24,028	13,424	4,947	14,207	60,447	328	242,756

Current period gross write offs	150	168	408	200	9	134	—	—	1,069

Consumer and other
Risk rating
Pass	53,117	4,021	2,004	1,240	925	908	462	1	62,678
Special Mention	79	42	38	12	25	1	—	—	197
Substandard	43	20	3	5	4	9	—	—	84
Total Consumer and other	53,239	4,083	2,045	1,257	954	918	462	1	62,959

Current period gross write offs	9	12	10	2	—	2	—	—	35

Total Loans
Risk rating
Pass	372,428	605,801	306,140	129,904	94,292	209,087	106,474	2,469	1,826,595
Special Mention	5,988	4,653	1,215	2,920	6,625	9,451	2,225	48	33,125
Substandard	2,510	6,564	2,581	491	807	9,455	1,320	22	23,750
Total Loans	$380,926	$617,018	$309,936	$133,315	$101,724	$227,993	$110,019	$2,539	$1,883,470

Total current period gross write offs	$412	$672	$513	$202	$9	$136	$—	$—	$1,944

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

Loans are classified as collateral-dependent when the borrower is experiencing financial difficulty, and we expect repayment to be provided substantially through the operation or sale of collateral. Our commercial loans have collateral that is comprised of real estate and business assets. Our consumer loans have collateral that is substantially comprised of residential real estate. The Company had $3.1 million and $1.4 million in collateral-dependent loans at December 31, 2024 and 2023, respectively. There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the periods ended December 31, 2024 and 2023.

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of December 31, 2024 and 2023.

	Accruing Loans
(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
December 31, 2024
Construction, land & land development	$544	$—	$544	$—	$204,502	$205,046
Other commercial real estate	2,441	—	2,441	4,833	983,374	990,648
Total commercial real estate	2,985	—	2,985	4,833	1,187,876	1,195,694
Residential real estate	3,689	—	3,689	1,204	339,274	344,167
Commercial, financial & agricultural	1,348	—	1,348	4,559	208,003	213,910
Consumer and other	339	152	491	64	88,654	89,209
Total loans	$8,361	$152	$8,513	$10,660	$1,823,807	$1,842,980

	Accruing Loans
(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
December 31, 2023
Construction, land & land development	$812	$—	$812	$85	$246,249	$247,146
Other commercial real estate	1,796	—	1,796	4,219	968,360	974,375
Total commercial real estate	2,608	—	2,608	4,304	1,214,609	1,221,521
Residential real estate	2,503	350	2,853	3,561	349,820	356,234
Commercial, financial & agricultural	775	—	775	1,956	240,025	242,756
Consumer and other	183	20	203	18	62,738	62,959
Total loans	$6,069	$370	$6,439	$9,839	$1,867,192	$1,883,470

The following table is a summary of the Company's nonaccrual loans by major categories for the periods indicated.

(dollars in thousands)	Nonaccrual Loans with No Related ACL	Nonaccrual Loans with a Related ACL	Total Nonaccrual Loans
December 31, 2024
Construction, land & land development	$—	$—	$—
Other commercial real estate	1,482	3,351	4,833
Total commercial real estate	1,482	3,351	4,833
Residential real estate	—	1,204	1,204
Commercial, financial & agricultural	—	4,559	4,559
Consumer and other	—	64	64
Total loans	$1,482	$9,178	$10,660

(dollars in thousands)	Nonaccrual Loans with No Related ACL	Nonaccrual Loans with a Related ACL	Total Nonaccrual Loans
December 31, 2023
Construction, land & land development	$27	$58	$85
Other commercial real estate	2,806	1,413	4,219
Total commercial real estate	2,833	1,471	4,304
Residential real estate	725	2,836	3,561
Commercial, financial & agricultural	—	1,956	1,956
Consumer and other	—	18	18
Total loans	$3,558	$6,281	$9,839

As of December 31, 2024 and 2023, there were no loans in process of foreclosure.

Interest income recorded on nonaccrual loans during the year ended December 31, 2024 was $511,000, and reflects interest income recorded on nonaccrual loans prior to them being placed on nonaccrual status. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $3.8 million for the year ended December 31, 2024.

Interest income recorded on nonaccrual loans during the year ended December 31, 2023 was $430,000, and reflects interest income recorded on nonaccrual loans prior to them being placed on nonaccrual status. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $3.1 million for the year ended December 31, 2023.
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

The following tables present loans modified due to a financial difficulty under the above terms during the twelve month periods ended December 31, 2024 and 2023.

	December 31, 2024
(dollars in thousands)	Term Extension	Payment Delay	Term Extension and Payment Delay	Total*

Construction, land & land development	$—	$85	$—	$85
Commercial real estate	355	—	145	500
Commercial, financial & agricultural	—	353	578	931
Total Loans	$355	$438	$723	$1,516
*less than .01% of total class of receivable

There were a total of nine loans in the above categories for the year ended December 31, 2024. There was one construction, land & land development loan which had been given a payment delay. The commercial real estate loans consist of three loans, all three with a term extension of one year and one of these loans also given a payment delay. There were five commercial, financial & agricultural loans, one of which had been given a payment delay only and four with both a payment delay and term extensions, one loan for three years, one loan for five years and two loans for ten years.

	December 31, 2023
(dollars in thousands)	Term Extension	Term Extension and Payment Delay	Total*

Residential real estate	$12	$—	$12
Commercial, financial & agricultural	—	10	10
Total Loans	$12	$10	$22
*less than .01% of total class of receivable
.

There was one loan in each of the above categories for the year ended December 31, 2023. The residential real estate loan had a term extension of two years. The commercial, financial & agricultural loan had a term extension of two years and was given a payment delay.

The Company had three loans that subsequently defaulted during the year ended December 31, 2024. These loans were commercial, financial & agricultural loans to one borrower that had been given a payment delay on each loan. The Company repossessed collateral of $300,000 and charged off the remaining balance on the loans of $810,000 in the fourth quarter of 2024. There were no loans that subsequently defaulted during the year ended December 31, 2023.

NOTE 4. ALLOWANCE FOR CREDIT LOSSES

As previously mentioned in Note 1, since the adoption of ASC 326 on January 1, 2023, the ACL for loans represents management's estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet. The following tables present the balance sheet activity in the ACL by portfolio segment for loans for the years ended December 31, 2024 and 2023.

(dollars in thousands)	Balance, December 31, 2023	Charge-offs	Recoveries	Provision for credit losses on loans	Balance, December 31, 2024
Year ended December 31, 2024
Construction, land & land development	$2,204	$—	$16	$(914)	$1,306
Other commercial real estate	7,064	(20)	57	(642)	6,459
Total commercial real estate	9,268	(20)	73	(1,556)	7,765
Residential real estate	5,105	(427)	256	568	5,502
Commercial, financial & agricultural	2,110	(2,467)	161	3,100	2,904
Consumer and other	1,888	(604)	25	1,500	2,809
Total allowance for credit losses on loans	$18,371	$(3,518)	$515	$3,612	$18,980

(dollars in thousands)	Balance, December 31, 2022	Adoption of ASU 2016-13	Charge-offs	Recoveries	Provision for credit losses on loans	Balance, December 31, 2023
Year ended December 31, 2023
Construction, land & land development	$1,959	$148	$—	$10	$87	$2,204
Other commercial real estate	8,886	(630)	(69)	42	(1,165)	7,064
Total commercial real estate	10,845	(482)	(69)	52	(1,078)	9,268
Residential real estate	2,354	1,053	(771)	79	2,390	5,105
Commercial, financial & agricultural	2,709	(690)	(1,069)	201	959	2,110
Consumer and other	220	66	(35)	22	1,615	1,888
Total allowance for credit losses on loans	$16,128	$(53)	$(1,944)	$354	$3,886	$18,371

Colony used a one-year reasonable and supportable forecast period. The changes in loss rates used as the basis for the estimate of credit losses during this period were modeled using historical data from peer banks and macroeconomic forecast data obtained from a third party vendor, which were then applied to Colony's recent default experience as a starting point. As of December 31, 2024, the Company expects that the markets in which it operates will experience stable economic and unemployment conditions with the trend of delinquencies returning to more normalized levels, over the next two years. Management adjusted the historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio.

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

The following table presents the balance and activity in the allowance for credit losses for unfunded commitments for the years ended December 31, 2024 and 2023.

(dollars in thousands)	December 31, 2024	December 31, 2023
Beginning balance	$1,375	$—
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	—	1,661
Provision for (recovery of ) unfunded commitments	(562)	(286)
Ending balance	$813	$1,375

NOTE 5. PREMISES AND EQUIPMENT

Premises and equipment are comprised of the following as of December 31:

(dollars in thousands)	2024	2023
Land	$11,314	$11,559
Building	38,410	38,567
Furniture, fixtures and equipment	21,203	20,670
Leasehold improvements	1,392	1,384
Construction in progress	1	182
Total cost	72,320	72,362
Accumulated depreciation	(34,489)	(32,492)
Total premises and equipment	$37,831	$39,870

Depreciation charged to operations totaled $2.5 million in 2024 and $2.4 million in 2023. Construction in progress consists of leasehold improvements to one of the Company's bank branches. Costs to complete this project is expected not to exceed $2,000.

 NOTE 6. OTHER REAL ESTATE OWNED

The following is a summary of the activity in other real estate owned during the years ended December 31, 2024 and 2023:

(dollars in thousands)	2024	2023
Balance, Beginning of year	$448	$651
Loans transferred to other real estate	474	482
Sales proceeds	(1,269)	(3,477)
Transfer from premises and equipment	380	2,601
Net gain on sales	169	191
Ending balance	$202	$448

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

The following is an analysis of the core deposit intangible activity for the years ended December 31:

	2024		2023
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Core deposit intangible	$7,685	$6,203	$7,685	$5,211
Customer relationship intangible	2,250	757	2,250	532
Total	9,935	6,960	9,935	5,743

Unamortizable intangible assets:
Goodwill	$48,923		$48,923

Amortization expense related to the intangible assets was $1.2 million and $1.5 million at December 31, 2024 and 2023, respectively. The estimated future amortization expense for intangible assets remaining as of December 31, 2024 is as follows:

(dollars in thousands)	Amount
2025	$962
2026	658
2027	453
2028	309
2029	225
Thereafter	368
Total	$2,975

NOTE 8. INCOME TAXES

The income tax expense in the consolidated statements of income for the years ended December 31, 2024 and 2023 are as follows:

(dollars in thousands)	2024	2023
Current federal expense	$4,808	$5,837
Deferred federal expense	759	(430)
Federal income tax expense	5,567	5,407
Current state expense	136	115
Deferred state expense	(4)	(56)
State income tax expense	132	59
Provision for income taxes	$5,699	$5,466

The Company's income tax expense differs from amounts computed by applying the federal statutory rates to income before income taxes. A reconciliation of the differences for the years ended December 31, 2024 and 2023 is as follows:

(dollars in thousands)	2024	2023
Tax at federal income tax rate	$6,209	$5,715
Change resulting from:
State taxes	104	47
Tax-exempt interest	(128)	(238)
Income in cash value of bank owned life insurance	(362)	(293)
Tax-exempt insurance premiums	(218)	(192)
Other	94	427
Provision for income taxes	$5,699	$5,466

The components of deferred income taxes for the years ended December 31, 2024 and 2023 are as follows:

(dollars in thousands)	2024	2023
Deferred Tax Assets
Allowance for credit losses	$4,751	$4,675
Lease liability	330	465
Net operating loss carryforwards	1,276	2,223
Tax credit carryforwards	688	469
Deferred compensation	233	278
Unrealized loss on securities available for sale	16,443	18,903
Restricted stock	178	251
Investment in partnerships	39	186
Unrealized loss on hedging investments	—	111
Nonaccrual interest	694	521
Allowance for unfunded commitments	203	350
Other	103	113
Gross deferred tax assets	24,938	28,545

Deferred Tax Liabilities
Premises and equipment	659	559
Right of use lease asset	307	402
Purchase accounting adjustments	1,773	1,831
Core deposit intangible	120	348
Unrealized gain on hedging investments	188	—
Gross deferred tax liabilities	3,047	3,140
Net deferred tax assets	$21,891	$25,405

NOTE 9. DEPOSITS

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $692,000 and $662,000 as of December 31, 2024 and 2023, respectively.

Components of interest-bearing deposits as of December 31 are as follows:

(dollars in thousands)	2024	2023
Interest-bearing demand	$813,783	$759,299
Savings and money market deposits	687,603	660,311
Time, $250,000 and over	185,176	167,680
Other time	419,098	458,508
Total interest-bearing deposits	$2,105,660	$2,045,798

We had $59.5 million and $93.6 million in brokered deposits at December 31, 2024 and 2023, respectively. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors, and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the FHLB.

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $250,000 was $185.2 million and $167.7 million as of December 31, 2024 and 2023, respectively.

As of December 31, 2024, the scheduled maturities of certificates of deposit are as follows:

(dollars in thousands)
Year Ending December 31	Amount

2025	$567,675
2026	23,620
2027	7,674
2028	3,340
2029	1,736
Thereafter	229
Total time deposits	$604,274

NOTE 10. DERIVATIVES

As part of its asset liability management activities, the Company may enter into interest rate swaps to help manage its interest rate risk position and mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company entered into two interest rate swaps during the second quarter of 2023, to hedge the variability of cash flows due to changes in the benchmark Secured Overnight Financing Rate ("SOFR") interest rate risk for its short-term funding over the term of these cash flow hedges. The Company entered into two additional interest rate swaps during the third quarter of 2024, one of which was designated as a cash flow hedge and the other a fair value hedge. In addition, the Company entered into one interest rate swap during the fourth quarter of 2024 which was also designated as a fair value hedge. Fair value hedging relationships mitigate exposure to the change in fair value of an asset or liability.

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

On August 30, 2024, the Company entered into an interest rate swap with a notional amount totaling $25.4 million with maturity dates ranging from three to 3.5 years. This swap was designated as a fair value hedge of certain fixed rate assets. On September 6, 2024, the Company entered into an interest rate swap with a notional amount totaling $30.0 million with maturity dates ranging from one to two years. This swap was designated as a cash flow hedge of certain variable rate liabilities. On October 17, 2024, the Company entered into an interest rate swap with a notional amount totaling $25.0 million with a maturity date of three years. This swap was designated as a fair value hedge of certain fixed rate assets.

The derivatives recorded in "Other assets" on the Company's balance sheet at December 31, 2024, have a total value of $784,000, with $274,000 representing cash flow hedges and $510,000 representing fair value hedges. The derivatives recorded in "Other liabilities" at December 31, 2024, have a total value of $47,000, all related to cash flow hedges.

Gains were recorded on the swap transactions, which totaled $700,000 and $349,000 for the years ended December 31, 2024 and 2023, respectively, as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to swaps are reclassified to interest income or expense as interest payments are made on the Bank's fixed rate assets and variable rate liabilities.

The following table presents the amounts recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to the interest rate swaps for the years ended December 31, 2024 and 2023.

(dollars in thousands)	Year ended December 31, 2024	Year ended December 31, 2023
Cash flow hedging relationships
Amount of gain(loss) recognized in OCI, net of tax	$495	$(326)
Amount of gain reclassified from OCI to interest expense, net of tax	522	276

Fair value hedging relationships
Amount of gain(loss) recognized in OCI, net of tax	380	—
Amount recognized in interest income, net of tax	118	—

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of the hedged assets/(liabilities) in fair value hedging relationships.

(dollars in thousands)	Year ended December 31, 2024	Year ended December 31, 2023

Carrying amount of assets/(liabilities)	$60,537	$—
Hedge accounting basis adjustment	(510)	—

NOTE 11. BORROWINGS

The following table presents information regarding the Company’s outstanding borrowings at December 31, 2024:

Description	Maturity Date	Amount	Interest Rate
(dollars in thousands)
FHLB Advances	December 22, 2027	$15,000	4.00%
FHLB Advances	January 28, 2028	20,000	3.87%
FHLB Advances	February 15, 2028	20,000	3.83%
FHLB Advances	April 5, 2028	25,000	3.69%
FHLB Advances	April 6, 2026	25,000	3.90%
FHLB Advances	May 2, 2029	30,000	4.73%
FHLB Advances	March 25, 2025	25,000	4.46%
FHLB Advances	March 26, 2025	25,000	4.46%
Subordinated notes	May 20, 2032	38,810	5.25%
Subordinated debentures	(1)	24,229	(1)
Total borrowings		$248,039
(1) See individual maturity dates and interest rates in table below.

The following table presents information regarding the Company’s outstanding borrowings at December 31, 2023:

Description	Maturity Date	Amount	Interest Rate
(dollars in thousands)
FHLB Advances	December 22, 2027	$15,000	4.00%
FHLB Advances	January 28, 2028	20,000	3.87%
FHLB Advances	February 15, 2028	20,000	3.83%
FHLB Advances	April 5, 2028	25,000	3.69%
FHLB Advances	April 6, 2026	25,000	3.90%
FHLB Advances	September 30, 2024	20,000	5.57%
FHLB Advances	March 25, 2024	25,000	5.51%
FHLB Advances	March 26, 2024	25,000	5.51%
Subordinated notes	May 20, 2032	39,216	5.25%
Subordinated debentures	(1)	24,229	(1)
Total borrowings		$238,445
(1) See individual maturity dates and interest rates in table below.

As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans, commercial loans, farmland loans, multifamily loans and HELOC loans, as well as U.S. Treasury and Agency securities. At December 31, 2024 and 2023, the lendable collateral value of those loans and securities pledged was $204.5 million and $235.2 million, respectively. At December 31, 2024, the Company had remaining credit availability from the FHLB of $578.7 million. At December 31, 2023, the Company had remaining credit availability from the FHLB of $596.2 million. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

At December 31, 2024 and 2023, the Company also has available federal funds lines of credit with various financial institutions totaling $64.5 million, of which there were none outstanding at December 31, 2024 and 2023.

The Company has the ability to borrow funds from the Federal Reserve Bank (FRB) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. The Company had borrowing capacity available under this arrangement, with none outstanding at December 31, 2024 and 2023. The Company could be required to pledge certain available-for-sale investment securities as collateral under this agreement.

The Company had the ability in 2023 to participate in the FRB Term Funding Program, a form of one-year emergency funding, with an available line of $100.0 million. The Company would have been required to purchase Treasury securities or other debt obligations. The Company did not utilize this source of funding during the year ended December 31, 2023.

On May 20, 2022, the Company completed a private placement of $39.5 million in fixed-to-floating rate subordinated notes due 2032 (the “Notes”). The Notes will bear a fixed rate of 5.25% for the first five years and will reset quarterly thereafter to then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 265 basis points for the five year floating term. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after May 20, 2027, or at any time, in whole but not in part, upon certain other specified events. At December 31, 2024, $38.8 million of the Notes, net of debt issuance costs were outstanding. The notes are recorded as other borrowings on the consolidated balance sheets and, subject to certain limitations, qualify as Tier 2 Capital for regulatory capital purposes.

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

The Company is not in default of any outstanding Trust Preferred Securities as of December 31, 2024.

The following table presents the information regarding the Company's subordinated debentures at December 31, 2024 and 2023. All subordinated debentures are at benchmark rates based on SOFR plus a spread adjustment plus a margin at December 31, 2024.

Description	Date	Amount	Added Margin	Total Interest Rate	Maturity	5-Year Call Option
(dollars in thousands)
Colony Bankcorp Statutory Trust III	June 16, 2004	$4,640	2.68%	7.29%	June 17, 2034	June 17, 2009
Colony Bankcorp Capital Trust I	April 13, 2006	5,155	1.50%	6.09%	June 30, 2036	April 13, 2011
Colony Bankcorp Capital Trust II	March 12, 2007	9,279	1.65%	6.24%	March 30, 2037	March 12, 2012
Colony Bankcorp Capital Trust III	September 14, 2007	5,155	1.40%	6.25%	October 30, 2037	September 14, 2012
Total		$24,229

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

(dollars in thousands)	Classification	December 31, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	Other assets	$1,225	$1,579

Liabilities
Operating lease liabilities	Other liabilities	$1,319	$1,829

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

For the year ended December 31, 2024 and 2023, operating lease cost was $531,000 and $626,000, respectively.

As of December 31, 2024, the weighted average remaining lease term was 2.98 years and the weighted average discount rate was 4.33%.

The following table represents the future maturities of the Company’s operating lease liabilities and other lease information.

(dollars in thousands)
Year	Lease Liability
2025	$636
2026	388
2027	297
2028	72
Total Lease Payments	$1,393
Less: Imputed Interest	(74)
Present Value of Lease Liabilities	$1,319

Supplemental Lease Information: (dollars in thousands)	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$659	$645
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	76	500

NOTE 13. COMPENSATION PLANS

The Company offers a defined contribution 401(k) Profit Sharing Plan (the "Plan") which covers substantially all employees who meet certain age and service requirements. The Plan allows employees to make voluntary pre-tax salary deferrals to the Plan. The Company, at its discretion, may elect to make an annual contribution to the Plan equal to a percentage of each participating employee’s salary. Such discretionary contributions must be approved by the Company’s board of directors. Employees are fully vested in the Company contributions after six years of service. In 2024 and 2023, the Company made total contributions of $1.7 million and $1.9 million to the Plan, respectively.

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

Liabilities accrued under the plans totaled $930,000 and $1.1 million as of December 31, 2024 and 2023, respectively. Monthly benefit accruals under the contracts totaled $(32,000) in 2024 and $32,000 in 2023. Payments were $130,000 in 2024 and $140,000 in 2023.

The Company has purchased life insurance policies on the plans’ participants and uses the cash flow from these policies to partially fund the plan. There was no fee income recognized in 2024 and 2023.

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

The following table presents the outstanding balance for restricted stock awards as of December 31, 2024 and 2023.

	Quantity	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	246,866	$16.92
Granted	55,210	9.67
Vested	(103,224)	17.12
Forfeited	(22,859)	16.29
Outstanding at December 31, 2023	175,993	14.67
Granted	74,358	12.16
Vested	(101,032)	15.86
Forfeited	(4,761)	15.06
Outstanding at December 31, 2024	144,558	$12.53

Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period. Compensation expense recognized for the years ended December 31, 2024 and 2023 was $1.3 million and $1.7 million, respectively. Total compensation expense unrecognized for the restricted shares granted for the year ended December 31, 2024 was $1.1 million, which is expected to be recognized over a weighted average period of 2.0 years.

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

At December 31, 2024 and 2023, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2024	2023
(dollars in thousands)
Commitments to extend credit	$329,924	$362,878
Standby letters of credit	5,947	5,656

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

(dollars in thousands)	2024	2023
Balance, Beginning	$6,107	$3,443
New loans	3,250	4,095
Repayments	(3,829)	(1,146)
Transactions due to changes in directors	(1,719)	(285)
Balance, Ending	$3,809	$6,107

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

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments are as follows:

	Carrying	Estimated	Level
(dollars in thousands)	Amount	Fair Value	1	2	3
December 31, 2024
Assets
Cash and short-term investments	$231,034	$231,034	$231,034	$—	$—
Investment securities available for sale	366,049	366,049	—	357,128	8,921
Investment securities held to maturity	430,077	383,020	—	383,020	—
Other investments	17,694	17,694	—	17,694	—
Loans held for sale	39,786	39,786	—	39,786	—
Loans, net	1,824,000	1,703,487	—	—	1,703,487
Derivative assets	784	784	—	784	—

Liabilities
Deposits	2,567,943	2,564,143	—	2,564,143	—
Federal Home Loan Bank advances	185,000	186,468	—	186,468	—
Other borrowed money	63,039	52,057	—	52,057	—
Derivative liabilities	47	47	—	47	—

December 31, 2023
Assets
Cash and short-term investments	$83,322	$83,322	$83,322	$—	$—
Investment securities available for sale	407,382	407,382	—	396,568	10,814
Investment securities held to maturity	449,031	405,576		405,576	—
Other investments, at cost	16,868	16,868	—	16,868	—
Loans held for sale	27,958	27,958	—	27,958	—
Loans, net	1,865,099	1,699,870	—	—	1,699,870

Liabilities
Deposits	2,544,790	2,538,477	—	2,538,477	—
Federal Home Loan Bank advances	175,000	176,022	—	176,022	—
Other borrowed money	63,445	51,056	—	51,056	—
Derivative liabilities	438	438	—	438	—

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

Assets Measured at Fair Value on a Recurring and Nonrecurring Basis - The following tables present the recorded amount of the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2024 and 2023, aggregated by the level in the fair value hierarchy within which those measurements fall. The tables below include collateral dependent loans and other real estate properties at December 31, 2024 and 2023. Those collateral dependent loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2024
Recurring
Investment securities available-for-sale
U.S. treasury securities	$3,173	$—	$3,173	$—
U.S. agency securities	2,755	—	2,755	—
Asset backed securities	17,824	—	17,824	—
State, county & municipal securities	95,637	—	95,637	—
Corporate debt securities	47,782	—	41,234	6,548
Mortgage-backed securities	198,878	—	196,505	2,373
Total investment securities available-for-sale	366,049	—	357,128	8,921
Loans held for sale	39,786	—	39,786	—
Derivative assets	784	—	784	—
Total recurring assets	$406,619	$—	$397,698	$8,921

Derivative liabilities	$47	$—	$1,054	$—
Total recurring liabilities	$47	$—	$1,054	$—

Nonrecurring
Collateral dependent loans	$3,075	$—	$—	$3,075
Other real estate owned	202	—	—	202
Total nonrecurring assets	$3,277	$—	$—	$3,277

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2023
Recurring
Investment securities available-for-sale
U.S. treasury securities	$498	$—	$498	$—
U.S. agency securities	4,139	—	4,139	—
Asset backed securities	24,630	—	24,630	—
State, county & municipal securities	109,036	—	109,036	—
Corporate debt securities	47,390	—	40,465	6,925
Mortgage-backed securities	221,689	—	217,800	3,889
Total investment securities available-for-sale	407,382	—	396,568	10,814
Loans held for sale	27,958	—	27,958	—
Total recurring assets	$435,340	$—	$424,526	$10,814

Derivative liabilities	$438	$—	$438	$—
Total recurring liabilities	$438	$—	$438	$—

Nonrecurring
Collateral dependent loans	$1,410	$—	$—	$1,410
Other real estate owned	448	—	—	448
Total nonrecurring assets	$1,858	$—	$—	$1,858

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at December 31, 2024 and 2023. These tables are comprised primarily of collateral dependent impaired loans and other real estate owned:

(dollars in thousands)	December 31, 2024	Valuation Techniques	Unobservable Inputs	Discount rate

Collateral dependent loans	$3,075	Appraised Value	Discounts to reflect estimated costs to sell	10%

Other Real Estate	$202	Appraised Value/ Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	10%

(dollars in thousands)	December 31, 2023	Valuation Techniques	Unobservable Inputs	Discount rate

Collateral dependent loans	$1,410	Appraised Value	Discounts to reflect estimated costs to sell	10%

Other Real Estate	$448	Appraised Value/ Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	10%

The following tables present quantitative information about recurring level 3 fair value measurements as of December 31, 2024 and 2023.

	December 31, 2024
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Available for sale securities	$8,921	Discounted Cash Flow	Discount Rate or Yield	N/A

	December 31, 2023
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Available for sale securities	$10,814	Discounted Cash Flow	Discount Rate or Yield	N/A
Other investments	$—	Discounted Cash Flow	Discount Rate or Yield	N/A

The following table presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the year ended December 31, 2024 and 2023:

	Available for sale securities		Other Investments
(dollars in thousands)	2024	2023	2024	2023
Beginning balance	$10,814	$15,596	$—	$790
Additions	2,588	—	—	—
Redemptions	(3,831)	(2,733)	—	(800)
Total unrealized/realized gains (losses) included in earnings	1,701	(270)	—	10
Transfers between levels	(2,351)	(1,779)	—	—
Ending balance	$8,921	$10,814	$—	$—

The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were $2.4 million in transfers between levels for the period ended December 31, 2024 and $1.8 million in transfers for the period ended December 31, 2023.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2024, the interim final Basel III rules (Basel III) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk weighted assets. These amounts and ratios as defined in regulations are presented hereafter. Management believes, as of December 31, 2024, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The Basel III rules also require the Company to maintain a capital conservation buffer comprised of common equity Tier 1 capital. The capital conservation buffer is 2.5 percent of risk-weighted assets.

The following table summarizes regulatory capital information as of December 31, 2024 and December 31, 2023 on a consolidated basis and for the subsidiary, as defined. Regulatory capital ratios for December 31, 2024 and 2023 were calculated in accordance with the Basel III rules.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024

Total Capital to Risk-Weighted Assets
Consolidated	$352,495	17.10%	$164,910	8.00%	$206,137	10.00%
Colony Bank	314,266	15.29	164,430	8.00	205,537	10.00

Tier I Capital to Risk-Weighted Assets
Consolidated	293,893	14.26	123,658	6.00	164,877	8.00
Colony Bank	294,474	14.33	123,297	6.00	164,396	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	269,664	13.08	92,774	4.50	134,007	6.50
Colony Bank	294,474	14.33	92,473	4.50	133,572	6.50

Tier I Capital to Average Assets
Consolidated	293,893	9.50	123,744	4.00	154,681	5.00
Colony Bank	294,474	9.55	123,340	4.00	154,175	5.00

As of December 31, 2023

Total Capital to Risk-Weighted Assets
Consolidated	$337,159	15.47%	$174,355	8.00%	$217,944	10.00%
Colony Bank	300,497	13.85	173,572	8.00	216,965	10.00

Tier I Capital to Risk-Weighted Assets
Consolidated	278,196	12.77	130,711	6.00	174,281	8.00
Colony Bank	280,751	12.94	130,178	6.00	173,571	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	253,967	11.66	98,015	4.50	141,577	6.50
Colony Bank	280,751	12.94	97,634	4.50	141,026	6.50

Tier I Capital to Average Assets
Consolidated	278,196	9.17	121,350	4.00	151,688	5.00
Colony Bank	280,751	9.28	121,013	4.00	151,267	5.00

NOTE 18. FINANCIAL INFORMATION OF COLONY BANKCORP, INC. (PARENT ONLY)

The parent company’s balance sheets as of December 31, 2024 and 2023 and the related statements of operations and comprehensive income (loss) and cash flows for each of the years in the two-year period then ended are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)
BALANCE SHEETS
DECEMBER 31
(DOLLARS IN THOUSANDS)

	2024	2023
ASSETS

Cash	$28,692	$29,057
Investment in subsidiaries	305,918	283,968
Other	7,297	6,413
Total Assets	$341,907	$319,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Other	$193	$1,058
Subordinated notes	38,810	39,216
Subordinated debentures	24,229	24,229
Total Liabilities	63,232	64,503

Stockholders’ Equity
Common stock, par value $1.00 per share; 50,000,000 shares authorized, 17,519,884 and 17,564,182 shares issued and outstanding as of December 31, 2024 and 2023, respectively	17,520	17,564
Paid-in capital	168,353	168,614
Retained earnings	140,369	124,400
Accumulated other comprehensive loss, net of tax	(47,567)	(55,643)
Total Stockholder’s Equity	278,675	254,935
Total Liabilities and Stockholders’ Equity	$341,907	$319,438

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS)

	2024	2023
Income
Interest on deposits with banks	$4	$3
Dividends from subsidiaries	13,217	1,055
Other	204	138
Total income	13,425	1,196

Expenses
Interest	3,937	3,920
Salaries and employee benefits	461	457
Other	183	254
Total expenses	4,581	4,631

Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	8,844	(3,435)

Income tax benefit	1,150	680

Income (loss) before equity in undistributed earnings of subsidiaries	9,994	(2,755)

Equity in undistributed earnings of subsidiaries	13,874	24,502

Net income	$23,868	$21,747

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,868	$21,747
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,296	1,701
Equity in undistributed earnings of subsidiaries	(13,874)	(24,502)
Amortization of debt issuance costs	94	93
Change in interest payable	(7)	14
Other	(1,742)	(1,977)
Net cash provided by (used in) operating activities	9,635	(2,924)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of subordinated debt	(500)	—
Cash paid for tax withholding related to vesting of restricted stock	(296)	(252)
Repurchase of shares	(1,305)	(406)
Dividends paid on common stock	(7,899)	(7,722)
Net cash used in financing activities	(10,000)	(8,380)

Net decrease in cash and cash equivalents	(365)	(11,304)
Cash and cash equivalents at beginning of period	29,057	40,361
Cash and cash equivalents at end of period	$28,692	$29,057

NOTE 19. EARNINGS PER SHARE

The following table presents earnings per share for the years ended December 31, 2024 and 2023:

	2024	2023
(dollars in thousands, except per share amounts)
Numerator
Net income available to common stockholders	$23,868	$21,747

Denominator
Weighted average number of common shares outstanding for basic earnings per common share	17,557,743	17,578,294
Weighted average number of common shares outstanding for diluted earnings per common share	17,557,743	17,578,294

Earnings per share - basic	$1.36	$1.24
Earnings per share - diluted	$1.36	$1.24

NOTE 20. SEGMENT INFORMATION

ASC Topic 280 - Segment Reporting identifies operating segments as components of an enterprise which are evaluated regularly by the Company's Chief Operating Decision Maker, our Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company has applied the aggregation criterion set forth in this codification to the results of its operations. The Company’s operating segments include banking, mortgage banking and small business specialty lending division. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. The Small Business Specialty Lending Division segment derives its revenue from the origination, sales and servicing of Small Business Administration loans and other government guaranteed loans. Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. The following tables present information reported internally for performance assessment as of December 31, 2024 and 2023:

	December 31, 2024
(dollars in thousands)	Bank		Mortgage	Small Business Specialty Lending Division		Totals

Net Interest Income	$71,112		$210	$4,754		$76,076
Provision for Credit Losses	1,558		—	1,492		3,050
Net Interest Income after Provision for Credit Losses	69,554		210	3,262		73,026
Mortgage Fee Income	70		5,978	—		6,048
Gain on Sale of SBA Loans	—		—	9,242		9,242
Other	21,642	(1)	—	2,443	(2)	24,085
Total Noninterest Income	21,712		5,978	11,685		39,375
Salaries and Employee Benefits	37,026		5,731	7,010		49,767
Other (3)	31,929		45	1,093		33,067
Total Noninterest Expense	68,955		5,776	8,103		82,834
Income Taxes	4,170		102	1,427		5,699
Net income	$18,141		$310	$5,417		$23,868

Total assets	$2,985,856		$17,970	$105,956		$3,109,782

Full Time Employees	376		45	34		455

(1) includes service charges on deposits, loss on sales of securities, interchange fees, BOLI income, insurance commissions and other noninterest income
(2) represents SBA loan related fee income
(3) includes occupancy and equipment, information technology expense, professional fees, advertising and public relations, communications and other noninterest expenses

	December 31, 2023
(dollars in thousands)	Bank		Mortgage Banking	Small Business Specialty Lending Division		Totals

Net Interest Income	$75,464		$109	$2,671		$78,244
Provision for Credit Losses	2,225		—	1,375		3,600
Net Interest Income after Provision for Credit Losses	73,239		109	1,296		74,644
Mortgage Fee Income	(89)		6,220	—		6,131
Gain on Sale of SBA Loans	—		—	5,063		5,063
Other	22,665	(4)	3	1,772	(5)	24,440
Noninterest Income	22,576		6,223	6,835		35,634
Salaries and Employee Benefits	36,273		7,005	5,955		49,233
Other (6)	32,461		(79)	1,450		33,832
Noninterest Expenses	68,734		6,926	7,405		83,065
Income Taxes	5,454		(117)	129		5,466
Net income/(loss)	$21,627		$(477)	$597		$21,747

Total assets	$2,956,121		$7,890	$89,411		$3,053,422

Full Time Employees	378		42	33		453

(4) includes service charges on deposits, interchange fees, BOLI income, insurance commissions and other noninterest income
(5) represents SBA loan related fee income
(6) includes occupancy and equipment, information technology expense, professional fees, advertising and public relations, communications and other noninterest expenses

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

During the year ended December 31, 2024, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 is included in Part II, Item 8 of this Report under the heading “Management’s Report on Internal Control Over Financial Reporting.”
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

Item 9B

Other Information

During the fourth quarter of 2024, none of our other executive officers or directors adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C

Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III
Item 10

Directors and Executive Officers and Corporate Governance

Code of Ethics

Colony Bankcorp, Inc. has adopted a Code of Ethics that applies to the Company’s principal executive officer and principal accounting and financial officer. A copy of the Code of Ethics will be provided to any person without charge, upon written request mailed to T. Heath Fountain, Colony Bankcorp, Inc., 115 S. Grant Street, Fitzgerald, Georgia 31750, and can also be found on our website at www.colonybank.com. We will post any amendments to the Code of Ethics and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE on our website.

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company's Insider Trading Policy has been filed as Exhibit 19 to this Annual Report on Form 10-K.

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

The Independent Registered Public Accounting Firm is Mauldin & Jenkins, LLC (Public Company Accounting Oversight Board Firm ID 669) located in Albany, Georgia for the years ended December 31, 2024 and 2023.

Item 15

Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this report:

(1)	The consolidated financial statements of Colony Bankcorp, Inc. and subsidiaries are filed as part of this report.
Report of Independent Registered Accounting Firm
Consolidated Balance Sheets - December 31, 2024 and 2023
Consolidated Statements of Income – Years ended December 31, 2024 and 2023
Consolidated Statements of Comprehensive Income – Years ended December 31, 2024 and 2023
Consolidated Statements of Changes in |Stockholders’ Equity– Years ended December 31, 2024 and 2023
Consolidated Statements of Cash Flows –Years ended December 31, 2024 and 2023
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
10.6	Employment Agreement, Dated July 22, 2024, Between Colony Bankcorp, Inc., Colony Bank, and T. Heath Fountain.†
-filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on July 24, 2024 and incorporated herein by reference.
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
10.10	Employment Agreement, dated as of September 13, 2024, between Colony Bank and R. Dallis Copeland, Jr.†
-filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on September 14, 2024 and incorporated herein by reference.
10.11	Form of Note Purchase Agreement, dated as of May 20, 2022, by and among Colony Bankcorp, Inc. and the purchasers named therein.
- filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-12436), filed with the Commission on May 23, 2022 and incorporated herein by reference.
19	Insider Trading Policy
21	Subsidiaries of the Company
23.1	Consent of Mauldin & Jenkins, LLC
31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Colony Bankcorp, Inc. Compensation Recovery Policy, filed as Exhibit 97 to the Registrant's Annual Report on Form 10-K (file No. 000-12436) filed with the Commission on March 14, 2024
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.PRE	XBRL Label Linkbase Document
101.LAB	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and included in Exhibit 101)
†     Represents a management contract or a compensatory plan or arrangement.

(b)    Exhibits

The response to this portion of Item 15 is submitted under item (a)(3) above.

(c)    Financial Statement Schedules

None.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Colony Bankcorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

COLONY BANKCORP, INC.

/s/ T. Heath Fountain
T. Heath Fountain Chief Executive Officer and Director (Principal Executive Officer)

March 14, 2025
Date

/s/ Derek Shelnutt
Derek Shelnutt Executive Vice President and Chief Financial Officer (Principal Financial Officer)

March 14, 2025
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ T. Heath Fountain	March 14, 2025
T. Heath Fountain, /Director/Chief Executive Officer	Date

/s/ Mark H. Massee	March 14, 2025
Mark H. Massee, Director	Date

/s/ Meagan M. Mowry	March 14, 2025
Meagan M. Mowry, Director	Date

/s/ Scott Lowell Downing	March 14, 2025
Scott Lowell Downing, Director	Date

/s/ Matthew D. Reed	March 14, 2025
Matthew D. Reed, Director	Date

/s/ Edward P. Loomis	March 14, 2025
Edward P. Loomis, Director	Date

/s/ Brian D. Schmitt	March 14, 2025
Brian Schmitt, Director	Date

/s/ Audrey D. Hollingsworth	March 14, 2025
Audrey D. Hollingsworth, Director	Date