Form 10-Q
period 2025-03-31
COLONY BANKCORP INC
filed 2025-05-09
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended March 31, 2025
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-42397
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with the new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 7, 2025, the registrant had 17,443,441 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$26,093	$26,045
Interest-bearing deposits in banks and federal funds sold	195,112	204,989
Cash and cash equivalents	221,205	231,034
Investment securities available-for-sale, at fair value (amortized cost $418,667 and $409,380, respectively)	380,705	366,049
Investment securities held-to-maturity, at amortized cost (fair value $380,511 and $383,020, respectively)	421,894	430,077
Other investments	17,822	17,694
Loans held for sale	24,844	39,786
Loans, net of unearned income	1,921,263	1,842,980
Allowance for credit losses	(19,997)	(18,980)
Loans, net	1,901,266	1,824,000
Premises and equipment	36,433	37,831
Other real estate owned	522	202
Goodwill	48,923	48,923
Other intangible assets	2,702	2,975
Bank-owned life insurance	58,382	57,970
Deferred income taxes, net	20,404	21,891
Other assets	36,723	31,350
Total assets	$3,171,825	$3,109,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$449,818	$462,283
Interest-bearing	2,172,713	2,105,660
Total deposits	2,622,531	2,567,943
Federal Home Loan Bank advances	185,000	185,000
Other borrowings	63,062	63,039
Other liabilities	14,307	15,125
Total liabilities	2,884,900	2,831,107

Stockholders' equity:
Preferred stock, stated value $1,000; 10,000,000 shares authorized, none issued or outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, par value $1.00 per share; 50,000,000 shares authorized, 17,481,709 and 17,519,884 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	17,482	17,520
Paid in capital	167,876	168,353
Retained earnings	144,967	140,369
Accumulated other comprehensive loss, net of tax	(43,400)	(47,567)
Total stockholders' equity	286,925	278,675
Total liabilities and stockholders' equity	$3,171,825	$3,109,782
See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended
(dollars in thousands, except per share data)	March 31, 2025	March 31, 2024
Interest income
Loans, including fees	$27,976	$27,097
Investment securities	5,227	5,520
Deposits with other banks and short term investments	2,322	693
Total interest income	35,525	33,310

Interest expense
Deposits	11,773	12,091
Federal Home Loan Bank advances	1,873	1,572
Other borrowings	927	993
Total interest expense	14,573	14,656

Net interest income	20,952	18,654
Provision for credit losses	1,500	1,000
Net interest income after provision for credit losses	19,452	17,654

Noninterest income
Service charges on deposits	2,172	2,373
Mortgage fee income	1,579	1,249
Gain on sales of SBA loans	1,035	2,046
Loss on sales of securities	—	(555)
Interchange fees	1,938	2,028
BOLI Income	396	533
Insurance commissions	469	465
Other	1,455	1,348
Total noninterest income	9,044	9,487

Noninterest expense
Salaries and employee benefits	11,905	12,018
Occupancy and equipment	1,580	1,507
Information technology expense	2,477	2,110
Professional fees	748	834
Advertising and public relations	805	960
Communications	205	226
Other	2,501	2,742
Total noninterest expense	20,221	20,397
Income before income taxes	8,275	6,744
Income taxes	1,662	1,411
Net income	$6,613	$5,333
Earnings per common share:
Basic	$0.38	$0.30
Diluted	0.38	0.30
Dividends declared per share	0.1150	0.1125
Weighted average common shares outstanding:
Basic	17,509,059	17,560,210
Diluted	17,509,059	17,560,210

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
(dollars in thousands)	March 31, 2025	March 31, 2024
Net income	$6,613	$5,333
Other comprehensive income:
Net unrealized gains (losses) on securities arising during the period	4,887	(802)
Tax effect	(1,245)	171
Reclassification adjustment for amortization of unrealized holding losses from the transfer of securities from available-for-sale to held-to-maturity	1,143	1,127
Tax effect	(291)	(240)
Realized losses on sales of securities included in net income	—	555
Tax effect	—	(118)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges	(360)	930
Tax effect	92	(198)
Realized gains on derivative instruments recognized in net income	(79)	(173)
Tax effect	20	37
Total other comprehensive income	4,167	1,289
Comprehensive income	$10,780	$6,622

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

(dollars in thousands, except per share data)	Common Stock
Three Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2024	17,519,884	$17,520	$168,353	$140,369	$(47,567)	$278,675
Other comprehensive income	—	—	—	—	4,167	4,167
Dividends on common shares ($0.1150 per share)	—	—	—	(2,015)	—	(2,015)
Issuance of restricted stock, net of forfeitures	4,880	5	(5)	—	—	—
Tax withholding related to vesting of restricted stock	(4,748)	(5)	(72)	—	—	(77)
Repurchase and retirement of shares	(38,307)	(38)	(592)	—	—	(630)
Stock-based compensation expense	—	—	192	—	—	192
Net income	—	—	—	6,613	—	6,613
Balance, March 31, 2025	17,481,709	$17,482	$167,876	$144,967	$(43,400)	$286,925

Balance, December 31, 2023	17,564,182	$17,564	$168,614	$124,400	$(55,643)	$254,935
Other comprehensive income	—	—	—	—	1,289	1,289
Dividends on common shares ($0.1125 per share)	—	—	—	(1,975)	—	(1,975)
Issuance of restricted stock, net of forfeitures	(594)	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(4,977)	(5)	(61)	—	—	(66)
Stock-based compensation expense	—	—	398	—	—	398
Net income	—	—	—	5,333	—	5,333
Balance, March 31, 2024	17,558,611	$17,559	$168,951	$127,758	$(54,354)	$259,914

(dollars in thousands, except per share data)	Common Stock

See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
(dollars in thousands)	March 31, 2025	March 31, 2024
Operating Activities
Net income	$6,613	$5,333
Adjustments reconciling net income to net cash provided by operating activities:
Provision for credit losses	1,500	1,000
Depreciation, amortization, and accretion	1,778	2,002
Equity method investment loss	(90)	(35)
Stock-based compensation expense	192	398
Net change in servicing asset	38	(240)
Loss on sales of securities, available-for-sale	—	555
Gain on sales of SBA loans	(1,035)	(2,046)
Gain on sales of other real estate owned	—	(131)
Originations of loans held for sale	(51,987)	(61,649)
Proceeds from sales of loans held for sale	67,964	60,551
Change in bank-owned life insurance	(412)	(540)
Deferred tax expense	62	377
Change in other assets	(5,780)	(122)
Change in other liabilities	(898)	(424)
Net cash provided by operating activities	17,945	5,029
Investing Activities
Purchases of investment securities, available-for-sale	(22,372)	(2,275)
Proceeds from maturities, calls, and paydowns of investment securities, available-for-sale	12,798	16,834
Proceeds from sales of investment securities, available-for-sale	—	8,555
Proceeds from maturities, calls and paydowns of securities, held-to-maturity	8,744	2,509
Change in loans, net	(79,229)	23,343
Purchase of premises and equipment	(346)	(101)
Proceeds from insurance-Branch fire	803	—
Proceeds from sales of other real estate owned	—	467
Proceeds from bank-owned life insurance	—	700
Redemption (purchase) of Federal Home Loan Bank Stock	(38)	869
Net cash provided by (used in) investing activities	(79,640)	50,901
Financing Activities
Change in noninterest-bearing customer deposits	(12,465)	(22,579)
Change in interest-bearing customer deposits	67,053	537
Dividends paid for common stock	(2,015)	(1,975)
Repayments on Federal Home Loan Bank Advances	(50,000)	(70,000)
Proceeds from Federal Home Loan Bank Advances	50,000	50,000
Redemption of subordinated debt	—	(500)
Repurchase and retirement of shares	(630)	—
Tax withholding related to vesting of restricted stock	(77)	(66)
Net cash provided by (used in) financing activities	51,866	(44,583)
Net increase (decrease) in cash and cash equivalents	(9,829)	11,347
Cash and cash equivalents at beginning of period	231,034	83,322
Cash and cash equivalents at end of period	$221,205	$94,669

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)

	Three Months Ended
(dollars in thousands)	March 31, 2025	March 31, 2024
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$14,020	$14,604
Cash paid during the period for income taxes	7	2
Noncash Investing and Financing Activities
Transfers to other real estate	320	450

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
The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results which may be expected for the year ending December 31, 2025. These statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).
Nature of Operations
The Bank provides a full range of retail, commercial and mortgage banking services as well as government guaranteed lending, consumer insurance, wealth management, credit cards and merchant services for consumers and small- to medium-size businesses located primarily in north, central, south and coastal Georgia, Birmingham, Alabama, Tallahassee, Florida and the Florida Panhandle. The Bank is headquartered in Fitzgerald, Georgia with locations in the Georgia cities of Albany, Ashburn, Athens, Atlanta, Augusta, Broxton, Cedartown, Centerville, Chickamauga, Columbus, Cordele, Douglas, Eastman, Fayetteville, Fitzgerald, LaGrange, Leesburg, Macon, Manchester, Moultrie, Quitman, Rochelle, Rockmart, Savannah, Statesboro, Sylvester, Thomaston, Tifton, Valdosta and Warner Robins along with loan production offices in Birmingham, Alabama, Tallahassee, Florida and the Florida Panhandle. Lending and investing activities are funded primarily by deposits gathered through its retail banking office network.
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
Reclassifications
In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2025. Such reclassifications have not materially affected previously reported stockholders’ equity or net income.
Concentrations of Credit Risk
Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At March 31, 2025, approximately 84% of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

contractual obligations is dependent upon the viability of the real estate economic sector. Management continues to monitor these concentrations and has considered these concentrations in its allowance for credit loss analysis.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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
When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as interest expense. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income ("OCI") are amortized into earnings over the same periods which the hedged transactions will affect earnings.
Changes in Accounting Principles
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This ASU was issued to improve segment reporting disclosures. The amendments in this ASU improve financial reporting by requiring disclosure of incremental segment information including significant segment expenses regularly provided to the chief operating decision maker as well as the amount and composition of other segment items on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Retrospective application is required in all prior periods unless impracticable to do so. The amendments in this standard will be effective for the Company for the fiscal year ended December 31, 2024 and subsequent interim periods. The Company adopted the new disclosure requirements for the interim periods beginning on January 1, 2025. The adoption of this standard did not have a material impact on the Company's financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures ("ASU 2023-09"). This ASU was issued to enhance the transparency and decision usefulness of income tax disclosures. The ASU addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Retrospective application in all prior periods is permitted. The Company adopted the new disclosures in this standard for the annual period beginning on January 1, 2025. The Company is currently evaluating the impact of the incremental income taxes information that will be required to be disclosed in the Company's Annual Report on Form 10K for the year ended December 31, 2025.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(2) Investment Securities
The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)
March 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale:
U.S. treasury securities	$10,959	$—	$(5)	$10,954
U.S. agency securities	2,933	—	(179)	2,754
Asset backed securities	15,868	16	(160)	15,724
State, county & municipal securities	110,630	—	(14,106)	96,524
Corporate debt securities	53,317	6	(5,129)	48,194
Mortgage-backed securities	224,960	593	(18,998)	206,555
Total	$418,667	$615	$(38,577)	$380,705

March 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity:
U.S. treasury securities	$85,394	$—	$(1,981)	$83,413
U.S. agency securities	16,117	—	(995)	15,122
State, county & municipal securities	137,291	—	(14,623)	122,668
Mortgage-backed securities	183,092	—	(23,784)	159,308
Total	$421,894	$—	$(41,383)	$380,511

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale:
U.S. treasury securities	$3,173	$—	$—	$3,173
U.S. agency securities	3,001	—	(246)	2,755
Asset backed securities	17,925	17	(118)	17,824
State, county & municipal securities	110,952	—	(15,315)	95,637
Corporate debt securities	53,324	1	(5,543)	47,782
Mortgage-backed securities	221,005	207	(22,334)	198,878
Total	$409,380	$225	$(43,556)	$366,049

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity:
U.S. treasury securities	$91,004	$—	$(2,828)	$88,176
U.S. agency securities	16,151	—	(1,263)	14,888
State, county & municipal securities	137,190	—	(15,915)	121,275
Mortgage-backed securities	185,732	—	(27,051)	158,681
Total	$430,077	$—	$(47,057)	$383,020

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The Company elected to exclude accrued interest receivable from the amortized cost basis of available-for-sale and held-to-maturity securities disclosed throughout this note. As of March 31, 2025 and December 31, 2024, accrued interest receivable for available-for-sale and held-to-maturity securities totaled $2.2 million and $2.3 million, and $1.9 million and $1.8 million, respectively, and is included in the "Other assets" line item on the Company’s consolidated balance sheet.

The amortized cost and fair value of investment securities as of March 31, 2025, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$15,958	$15,924	$39,488	$39,254
Due after one year through five years	19,805	18,460	60,429	58,308
Due after five years through ten years	93,761	82,203	73,041	66,033
Due after ten years	64,183	57,563	65,844	57,608
	$193,707	$174,150	$238,802	$221,203

Mortgage-backed securities	224,960	206,555	183,092	159,308
	$418,667	$380,705	$421,894	$380,511
The Company had no sales of investment securities for the three month period ended March 31, 2025. For the three month period ended March 31, 2024, the Company had proceeds from the sale of investment securities of $8.6 million which resulted in gross realized losses of $555,000. The purpose of these sales was to restructure underperforming assets and reinvest in assets with higher yields.
Investment securities having a carrying value of approximately $451.6 million and $451.5 million were pledged to secure public deposits and for other purposes as of March 31, 2025 and December 31, 2024, respectively.
Information pertaining to available-for-sale securities with gross unrealized losses at March 31, 2025 and December 31, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2025
U.S. treasury securities	$10,954	$(5)	$—	$—	$10,954	$(5)
U.S. agency securities	—	—	2,754	(179)	2,754	(179)
Asset backed securities	4,147	(28)	8,438	(132)	12,585	(160)
State, county & municipal securities	42,007	(5,604)	54,517	(8,502)	96,524	(14,106)
Corporate debt securities	4,287	(466)	43,401	(4,663)	47,688	(5,129)
Mortgage-backed securities	6,758	(88)	156,309	(18,910)	163,067	(18,998)
	$68,153	$(6,191)	$265,419	$(32,386)	$333,572	$(38,577)

December 31, 2024
U.S. treasury securities	$—	$—	$—	$—	$—	$—
U.S. agency securities	—	—	2,755	(246)	2,755	(246)
Asset backed securities	3,715	(8)	8,269	(110)	11,984	(118)
State, county & municipal securities	2,829	(294)	92,808	(15,021)	95,637	(15,315)
Corporate debt securities	4,434	(720)	42,847	(4,823)	47,281	(5,543)
Mortgage-backed securities	21,278	(430)	160,343	(21,904)	181,621	(22,334)
	$32,256	$(1,452)	$307,022	$(42,104)	$339,278	$(43,556)
Information pertaining to held-to-maturity securities with gross unrealized losses at March 31, 2025 and December 31, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2025
U.S. treasury securities	$—	$—	$83,413	$(1,981)	$83,413	$(1,981)
U.S. agency securities	—	—	15,122	(995)	15,122	(995)
State, county & municipal securities	49,154	(5,717)	73,514	(8,906)	122,668	(14,623)
Mortgage-backed securities	—	—	159,308	(23,784)	159,308	(23,784)
	$49,154	$(5,717)	$331,357	$(35,666)	$380,511	$(41,383)

December 31, 2024
U.S. treasury securities	$—	$—	$88,176	$(2,828)	$88,176	$(2,828)
U.S. agency securities	—	—	14,888	(1,263)	14,888	(1,263)
State, county & municipal securities	18,751	(374)	102,524	(15,541)	121,275	(15,915)
Mortgage-backed securities	—	—	158,681	(27,051)	158,681	(27,051)
	$18,751	$(374)	$364,269	$(46,683)	$383,020	$(47,057)

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Management evaluates available-for-sale securities in an unrealized loss position at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities in an unrealized loss position as of March 31, 2025, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on management's review, the Company's available-for-sale securities have no expected credit losses and no related allowance for credit losses has been established.
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
At March 31, 2025, there were 231 available-for-sale securities and 155 held-to-maturity securities that had unrealized losses. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are due to reasons of credit quality.
The Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), as amended on January 1, 2023 which included evaluation of expected credit losses on debt securities. As part of the Company's calculated credit losses, the allowance for credit losses on investment securities was determined to be de minimis due to the high credit quality of the portfolio, which includes securities issued or guaranteed by the U.S. treasury and U.S. government agencies and high quality municipalities. Therefore, no allowance for credit losses was recorded as of March 31, 2025. See Note 1 for additional details on the allowance for credit losses as it relates to the securities portfolio.
(3) Loans
The following table presents the composition of loans segregated by class of loans, as of March 31, 2025 and December 31, 2024.

(dollars in thousands)	March 31, 2025	December 31, 2024
Construction, land & land development	$208,872	$205,046
Other commercial real estate	1,052,967	990,648
Total commercial real estate	1,261,839	1,195,694
Residential real estate	345,521	344,167
Commercial, financial & agricultural	213,355	213,910
Consumer and other	100,548	89,209
Total Loans	$1,921,263	$1,842,980

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Included in the above table are government guaranteed loans totaling $79.5 million at March 31, 2025 and $81.6 million at December 31, 2024. The following table presents the composition of government guaranteed loans segregated by class of loans for each respective period.

(dollars in thousands)	March 31, 2025	December 31, 2024
Construction, land & land development	$2,307	$2,317
Other commercial real estate	38,872	41,471
Total commercial real estate	41,179	43,788
Residential real estate	9,679	9,348
Commercial, financial & agricultural	28,659	28,500
Consumer and other	—	—
Total Loans	$79,517	$81,636

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of March 31, 2025 and December 31, 2024, accrued interest receivable for loans totaled $8.8 million for both periods and is included in the "Other assets" line item on the Company’s consolidated balance sheet.

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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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
The following tables present the loan portfolio segregated by class of loans and the risk category of term loans by vintage year, which is the year of origination or most recent renewal, as of March 31, 2025 and December 31, 2024. Those loans with a risk grade of 1, 2, 3, 4, 5 and 98 have been combined in the pass line for presentation purposes. Loans with a risk grade of 7, 8 and 99 have been combined in the substandard line. There were no loans with a risk rating of "doubtful" or "loss" at March 31, 2025 or December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolvers	Revolvers converted to term loans	Total
March 31, 2025
Construction, land & land development
Risk rating
Pass	$35,800	$82,734	$36,464	$26,162	$16,400	$7,222	$62	$—	$204,844
Special Mention	—	—	3,214	—	—	406	281	—	3,901
Substandard	—	42	—	—	—	85	—	—	127
Total Construction, land & land development	35,800	82,776	39,678	26,162	16,400	7,713	343	—	208,872

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate
Risk rating
Pass	63,814	81,980	78,914	343,410	178,848	265,263	10,024	1,846	1,024,099
Special Mention	—	—	1,991	2,769	173	4,831	—	527	10,291
Substandard	—	4,583	2,327	6,958	527	3,136	600	446	18,577
Total Other commercial real estate	63,814	86,563	83,232	353,137	179,548	273,230	10,624	2,819	1,052,967

Current period gross write offs	—	—	180	—	—	—	—	—	180

Residential real estate
Risk rating
Pass	6,973	17,584	75,408	110,868	42,177	59,585	23,816	822	337,233
Special Mention	—	—	1,645	—	1,922	2,855	196	—	6,618
Substandard	—	—	—	804	275	591	—	—	1,670
Total Residential real estate	6,973	17,584	77,053	111,672	44,374	63,031	24,012	822	345,521

Current period gross write offs	—	—	—	—	—	1	—	—	1

Commercial, financial & agricultural
Risk rating
Pass	11,843	41,918	41,172	31,191	11,823	21,633	38,552	722	198,854
Special Mention	1,322	1,017	1,766	1,280	142	18	2,880	—	8,425
Substandard	—	128	2,649	1,028	994	899	373	5	6,076
Total Commercial, financial & agricultural	13,165	43,063	45,587	33,499	12,959	22,550	41,805	727	213,355

Current period gross write offs	36	71	68	21	6	60	—	—	262

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Consumer and other
Risk rating
Pass	20,201	40,496	34,737	2,288	694	1,548	436	11	100,411
Special Mention	—	134	—	—	—	—	—	—	134
Substandard	—	1	—	—	1	1	—	—	3
Total Consumer and other	20,201	40,631	34,737	2,288	695	1,549	436	11	100,548

Current period gross write offs	—	250	22	4	—	—	—	—	276

Total Loans
Risk rating
Pass	138,631	264,712	266,695	513,919	249,942	355,251	72,890	3,401	1,865,441
Special Mention	1,322	1,151	8,616	4,049	2,237	8,110	3,357	527	29,369
Substandard	—	4,754	4,976	8,790	1,797	4,712	973	451	26,453
Total Loans	$139,953	$270,617	$280,287	$526,758	$253,976	$368,073	$77,220	$4,379	$1,921,263

Total current period gross write offs	$36	$321	$270	$25	$6	$61	$—	$—	$719

	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolvers	Revolvers converted to term loans	Total
December 31, 2024
Construction, land & land development
Risk rating
Pass	$98,269	$47,378	$25,930	$23,193	$1,979	$5,379	$53	$—	$202,181
Special Mention	—	2,088	—	—	411	—	281	—	2,780
Substandard	—	—	—	—	—	85	—	—	85
Total Construction, land & land development	98,269	49,466	25,930	23,193	2,390	5,464	334	—	205,046

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate
Risk rating
Pass	55,169	85,172	343,123	180,568	76,905	194,444	21,341	1,849	958,571
Special Mention	850	1,999	4,288	173	2,344	7,376	610	1,069	18,709
Substandard	4,114	2,586	2,875	459	352	2,419	563	—	13,368
Total Other commercial real estate	60,133	89,757	350,286	181,200	79,601	204,239	22,514	2,918	990,648

Current period gross write offs	—	—	—	—	—	20	—	—	20

Residential real estate
Risk rating
Pass	16,675	76,074	112,784	45,111	18,978	44,892	23,222	926	338,662
Special Mention	—	1,672	374	—	—	1,989	204	—	4,239
Substandard	—	—	442	270	28	526	—	—	1,266
Total Residential real estate	16,675	77,746	113,600	45,381	19,006	47,407	23,426	926	344,167

Current period gross write offs	—	—	400	18	—	9	—	—	427

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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
Collateral-Dependent Loans
Loans are classified as collateral-dependent when the borrower is experiencing financial difficulty, and we expect repayment to be provided substantially through the operation or sale of collateral. Our commercial loans have collateral that is comprised of real estate and business assets. Our consumer loans have collateral that is substantially comprised of residential real estate. The Company had $2.3 million and $3.1 million in collateral-dependent loans at March 31, 2025 and December 31, 2024, respectively.
There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the three month periods ended March 31, 2025 and March 31, 2024.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
March 31, 2025
Construction, land & land development	$1	$—	$1	$—	$208,871	$208,872
Other commercial real estate	828	—	828	5,518	1,046,621	1,052,967
Total commercial real estate	829	—	829	5,518	1,255,492	1,261,839
Residential real estate	2,889	—	2,889	1,608	341,024	345,521
Commercial, financial & agricultural	1,666	—	1,666	5,327	206,362	213,355
Consumer and other	524	22	546	3	99,999	100,548
Total Loans	$5,908	$22	$5,930	$12,456	$1,902,877	$1,921,263

December 31, 2024
Construction, land & land development	$544	$—	$544	$—	$204,502	$205,046
Other commercial real estate	2,441	—	2,441	4,833	983,374	990,648
Total commercial real estate	2,985	—	2,985	4,833	1,187,876	1,195,694
Residential real estate	3,689	—	3,689	1,204	339,274	344,167
Commercial, financial & agricultural	1,348	—	1,348	4,559	208,003	213,910
Consumer and other	339	152	491	64	88,654	89,209
Total Loans	$8,361	$152	$8,513	$10,660	$1,823,807	$1,842,980
The following tables display a summary of the Company's nonaccrual loans by major categories for the periods indicated.

	March 31, 2025
(dollars in thousands)	Nonaccrual Loans with No Related ACL	Nonaccrual Loans with a Related ACL	Total Nonaccrual Loans

Construction, land & land development	$—	$—	$—
Other commercial real estate	1,482	4,036	5,518
Total commercial real estate	1,482	4,036	5,518
Residential real estate	—	1,608	1,608
Commercial, financial & agricultural	—	5,327	5,327
Consumer and other	—	3	3
Total Loans	$1,482	$10,974	$12,456

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2024
(dollars in thousands)	Nonaccrual Loans with No Related ACL	Nonaccrual Loans with a Related ACL	Total Nonaccrual Loans

Construction, land & land development	$—	$—	$—
Other commercial real estate	1,482	3,351	4,833
Total commercial real estate	1,482	3,351	4,833
Residential real estate	—	1,204	1,204
Commercial, financial & agricultural	—	4,559	4,559
Consumer and other	—	64	64
Total Loans	$1,482	$9,178	$10,660
Interest income recorded on nonaccrual loans during the three months ended March 31, 2025 and 2024 was $234,000 and $55,000, respectively.
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
The following tables present loans modified due to a financial difficulty under the above terms as of the three month periods ended March 31, 2025 and March 31, 2024.

	Three months ended March 31, 2025
(dollars in thousands)	Term Extension	Payment Delay	Term Extension and Payment Delay	Total*
Construction, land & land development	$—	$84	$—	$84
Other commercial real estate	355	—	144	499
Residential real estate	5	—	—	5
Commercial, financial & agricultural	—	339	557	896
Total Loans	$360	$423	$701	$1,484
*less than 0.5% of total class of receivable
There were a total of ten loans in the above categories for the three months ended March 31, 2025. There was one construction, land & land development loan which was given a payment delay. The commercial real estate category consists of three loans, two of which were given term extensions of nine and fourteen months and one loan which was given both a payment delay and term extension of eleven months. The residential real estate loan was given a term extension of 53

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

months. The commercial, financial & agricultural category consists of five loans, all of which were given payment delays and four loans which were given term extensions ranging from 36 months to ten years.

	Three months ended March 31, 2024
(dollars in thousands)	Term Extension	Payment Delay	Term Extension and Payment Delay	Total*

Other commercial real estate	$131	$—	$144	$275
Commercial, financial & agricultural	—	—	42	42
Total Loans	$131	$—	$186	$317
*less than .03% of total class of receivable
There were a total of three loans in the above categories for the three months ended March 31, 2024. The commercial real estate loans consisted of two loans, each with a term extension of one year with one of these loans had also been given a payment delay. The commercial, financial & agricultural loan had a term extension of five years and was also given a payment delay.
The Company had one commercial, financial & agricultural loan that subsequently defaulted during the three month period ended March 31, 2025 due to late payments. This loan had been given a payment delay as well as a term extension. There were no loans that subsequently defaulted during the three month period ended March 31, 2024.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(4) Allowance for Credit Losses
The ACL for loans represents management's estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet. The following tables present the balance sheet activity in the ACL by portfolio segment for loans for the three month periods ended March 31, 2025 and March 31, 2024.

(dollars in thousands)	Balance December 31, 2024	Charge-Offs	Recoveries	Provision for credit losses on loans	Balance, March 31, 2025
Three Months Ended March 31, 2025
Construction, land & land development	$1,306	$—	$1	$(229)	$1,078
Other commercial real estate	6,459	(180)	5	231	6,515
Total commercial real estate	7,765	(180)	6	2	7,593
Residential real estate	5,502	(1)	40	212	5,753
Commercial, financial & agricultural	2,904	(262)	55	848	3,545
Consumer and other	2,809	(276)	12	561	3,106
Total allowance for credit losses on loans	$18,980	$(719)	$113	$1,623	$19,997

(dollars in thousands)	Balance December 31, 2023	Charge-Offs	Recoveries	Provision for credit losses on loans	Balance, March 31, 2024
Three Months Ended March 31, 2024
Construction, land & land development	$2,204	$—	$1	$(159)	$2,046
Other commercial real estate	7,064	(20)	9	336	7,389
Total commercial real estate	9,268	(20)	10	177	9,435
Residential real estate	5,105	(70)	168	124	5,327
Commercial, financial & agricultural	2,110	(658)	22	546	2,020
Consumer and other	1,888	(120)	4	103	1,875
Total allowance for credit losses on loans	$18,371	$(868)	$204	$950	$18,657

Colony used a one-year reasonable and supportable forecast period. The changes in loss rates used as the basis for the estimate of credit losses during this period were modeled using historical data from peer banks and macroeconomic forecast data obtained from a third party vendor, which were then applied to Colony's recent default experience as a starting point. As of March 31, 2025, the Company expects that the markets in which it operates will experience stable economic and unemployment conditions with the trend of delinquencies returning to more normalized levels, over the next year. Management adjusted the historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio.
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
The following table presents the balance and activity in the allowance for credit losses for unfunded commitments for the three month periods ended March 31, 2025 and March 31, 2024.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Beginning balance	$813	$1,375
Provision for (recovery of) unfunded commitments	(123)	50
Ending balance	$690	$1,425

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
The derivatives recorded in "Other assets" on the Company's balance sheet at March 31, 2025, have a total value of $68,000, with $12,000 representing cash flow hedges and $56,000 representing fair value hedges. The derivatives recorded in "Other liabilities" on the Company's balance sheet at March 31, 2025 have a total value of $251,000, with $224,000 representing cash flow hedges and $27,000 representing fair value hedges.
Gains were recorded on the swap transactions, which totaled $79,000 and $173,000 for the three months ended March 31, 2025 and 2024, respectively, as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to swaps are reclassified to interest income or expense as interest payments are made on the Bank's fixed rate assets and variable rate liabilities.
The following table presents the amounts recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to the interest rate swaps for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Cash flow hedging relationships
Amount of gain(loss) recognized in OCI, net of tax	$(327)	$596
Amount of gain reclassified from OCI to interest expense, net of tax	59	136

Fair value hedging relationships
Amount of gain(loss) recognized in OCI, net of tax	(358)	—
Amount recognized in interest income, net of tax	70	—

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(6) Borrowings
The following table presents information regarding the Company’s outstanding borrowings at March 31, 2025 and December 31, 2024:

(dollars in thousands)	March 31, 2025	December 31, 2024
Federal Home Loan Bank advances	185,000	185,000
Other borrowings	63,062	63,039
	$248,062	$248,039
Advances from the Federal Home Loan Bank (“FHLB”) have maturities ranging from 2025 to 2029 and interest rates ranging from 3.69% to 4.73%. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans, commercial real estate loans, farmland loans, multifamily loans and HELOC loans. At March 31, 2025, the lendable collateral value of those loans pledged is $230.7 million. At March 31, 2025, the Company had remaining credit availability from the FHLB of $589.7 million. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.
The Company's debentures issued in connection with trust preferred securities are recorded as other borrowings on the consolidated balance sheets, but, subject to certain limitations, qualify as Tier 1 capital for regulatory capital purposes. At March 31, 2025 and December 31, 2024, $24.2 million of debentures underlying trust preferred securities were outstanding. The proceeds from the offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the bank subsidiary. The debentures underlying the trust preferred securities require quarterly interest payments.
The Company also has fixed-to-floating rate subordinated notes which are due 2032 (the "Notes"). The Notes bear a fixed rate of 5.25% for the first five years and reset quarterly thereafter to the then current three-month SOFR, as published by the Federal Reserve Bank of New York, plus 265 basis points for the five-year floating term. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after May 20, 2027, or at any time, in whole but not in part, upon certain other specified events. At March 31, 2025 and December 31, 2024, $38.8 million and $38.8 million, respectively, of the Notes, net of debt issuance costs were outstanding. The Notes are recorded as other borrowings on the consolidated balance sheets and, subject to certain limitations, qualify as Tier 2 capital for regulatory capital purposes.
The aggregate stated maturities of other borrowed money at March 31, 2025 are as follows:

(dollars in thousands)
Year	Amount
2025	$50,000
2026	25,000
2027	15,000
2028	65,000
2029	30,000
2030 and After	63,062
$248,062
The Company also has available federal funds lines of credit with various financial institutions totaling $64.5 million, with no outstanding balance at March 31, 2025.
The Company has the ability to borrow funds from the Federal Reserve Bank (“FRB”) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At March 31, 2025, the Company had $104.4 million borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(7) Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock.
The following table presents earnings per share for the three months ended March 31, 2025 and 2024.

(dollars in thousands, except per share data)	Three Months Ended March 31,
	2025	2024
Numerator
Net income available to common stockholders	$6,613	$5,333

Denominator
Weighted average number of common shares
Outstanding for basic earnings per common share	17,509,059	17,560,210
Weighted-average number of shares outstanding for diluted earnings per common share	17,509,059	17,560,210

Earnings per share - basic	$0.38	$0.30

Earnings per share - diluted	$0.38	$0.30

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
At March 31, 2025 and December 31, 2024 the following financial instruments were outstanding whose contract amounts represent credit risk:

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Contract Amount
(dollars in thousands)	March 31, 2025	December 31, 2024
Loan commitments	$334,149	$329,924
Letters of credit	6,158	5,947
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
Legal Contingencies. In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. As of March 31, 2025, the aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.

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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2025 and December 31, 2024 are as follows:

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Assets
Cash and short-term investments	$221,205	$221,205	$221,205	$—	$—
Investment securities available-for-sale	380,705	380,705	—	371,597	9,108
Investment securities held-to-maturity	421,894	380,511	—	380,511	—
Other investments	17,822	17,822	—	17,822	—
Loans held for sale	24,844	24,844	—	24,844	—
Loans, net	1,901,266	1,805,080	—	—	1,805,080
Derivative assets	68	68	—	68	—

Liabilities
Deposits	2,622,531	2,619,199	—	2,619,199	—
Federal Home Loan Bank advances	185,000	185,055	—	185,055	—
Other borrowings	63,062	52,745	—	52,745	—
Derivative liabilities	251	251	—	251	—

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Cash and short-term investments	$231,034	$231,034	$231,034	$—	$—
Investment securities available-for-sale	366,049	366,049	—	357,128	8,921
Investment securities held-to-maturity	430,077	383,020	—	383,020	—
Other investments	17,694	17,694	—	17,694	—
Loans held for sale	39,786	39,786	—	39,786	—
Loans, net	1,824,000	1,703,487	—	—	1,703,487
Derivative assets	784	784	—	784	—

Liabilities
Deposits	2,567,943	2,564,143	—	2,564,143	—
Federal Home Loan Bank advances	185,000	186,468	—	186,468	—
Other borrowings	63,039	52,057	—	52,057	—
Derivative liabilities	47	47	—	47	—
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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
Collateral dependent loans – Loans which the Company has measured credit loss generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis – The following tables present the recorded amount of the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2025 and December 31, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall. The tables below include collateral dependent impaired loans and other real estate properties at March 31, 2025 and December 31, 2024. Those collateral dependent impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2025
Recurring
Investment securities available-for-sale
U.S. treasury securities	$10,954	$—	$10,954	$—
U.S. agency securities	2,754	—	2,754	—
Asset backed securities	15,724	—	15,724	—
State, county & municipal securities	96,524	—	96,524	—
Corporate debt securities	48,194	—	41,436	6,758
Mortgage-backed securities	206,555	—	204,205	2,350
Total investment securities available-for-sale	380,705	—	371,597	9,108
Loans held for sale	24,844	—	24,844	—
Derivative assets	68	—	68	—
Total recurring assets	$405,617	$—	$396,509	$9,108

Derivative liabilities	$251	$—	$251	$—
Total recurring liabilities	$251	$—	$251	$—

Nonrecurring
Collateral dependent loans	$2,286	$—	$—	$2,286
Other real estate owned	522	—	—	522
Total nonrecurring assets	$2,808	$—	$—	$2,808

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2024
Recurring
Investment securities available-for-sale
U.S. treasury securities	$3,173	$—	$3,173	$—
U.S. agency securities	2,755	—	2,755	—
Asset backed securities	17,824	—	17,824	—
State, county & municipal securities	95,637	—	95,637	—
Corporate debt securities	47,782	—	41,234	6,548
Mortgage-backed securities	198,878	—	196,505	2,373
Total investment securities available-for-sale	366,049	—	357,128	8,921
Loans held for sale	39,786	—	39,786	—
Derivative assets	784	—	784	—
Total recurring assets	$406,619	$—	$397,698	$8,921

Derivative liabilities	$47	$—	$47	$—
Total recurring liabilities	$47	$—	$47	$—

Nonrecurring
Collateral dependent loans	$3,075	$—	$—	$3,075
Other real estate owned	202	—	—	202
Total nonrecurring assets	$3,277	$—	$—	$3,277

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at March 31, 2025 and December 31, 2024. This table is comprised of collateral dependent impaired loans and other real estate owned:

(dollars in thousands)	March 31, 2025	Valuation Techniques	Unobservable Inputs	Discount rate
Collateral dependent loans	$2,286	Appraised Value	Discounts to reflect estimated costs to sell	10%
Other real estate owned	522	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	10%

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	December 31, 2024	Valuation Techniques	Unobservable Inputs	Discount rate
Collateral dependent loans	$3,075	Appraised Value	Discounts to reflect estimated costs to sell	10%
Other real estate owned	202	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	10%

The following table presents quantitative information about recurring level 3 fair value measurements as of March 31, 2025 and December 31, 2024.

	As of March 31, 2025
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Available-for-sale securities	$9,108	Discounted Cash Flow	Discount Rate or Yield	N/A

	As of December 31, 2024
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Available-for-sale securities	$8,921	Discounted Cash Flow	Discount Rate or Yield	N/A
The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three months ended March 31, 2025.

Three Months Ended
March 31, 2025
(dollars in thousands)	Available-for-sale securities
Balance, Beginning	$8,921
Redemptions/Payments	(15)
Fair value adjustments	202
Balance, Ending	$9,108
The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers between levels for the three months ended March 31, 2025.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(10) Segment Information
ASC Topic 820 - Segment Reporting identifies operating segments as components of an enterprise which are evaluated regularly by the Company's Chief Operating Decision Maker, our Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company has applied the aggregation criterion set forth in this codification to the results of its operations. The Company’s operating segments include banking, mortgage banking and small business specialty lending division. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. The Small Business Specialty Lending Division segment derives its revenue from the origination, sales and servicing of Small Business Administration loans and other government guaranteed loans. Segment performance is evaluated using net interest income and noninterest income. Income taxes are assessed based on income before income taxes, and indirect expenses (including management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. The following tables present information reported internally for performance assessment for the three months ended March 31, 2025 and 2024:

(dollars in thousands)	Bank		Mortgage Banking	Small Business Specialty Lending Division		Totals
Three Months Ended March 31, 2025
Net Interest Income	$19,989		$53	$910		$20,952
Provision for Credit Losses	1,221		—	279		1,500
Net Interest Income after Provision for Credit Losses	18,768		53	631		19,452
Mortgage Fee Income	—		1,579	—		1,579
Gain on Sale of SBA Loans	—		—	1,035		1,035
Other	5,774	(1)	—	656	(2)	6,430
Total Noninterest Income	5,774		1,579	1,691		9,044
Salaries and Employee Benefits	8,887		1,455	1,563		11,905
Other (3)	7,903		146	267		8,316
Total Noninterest Expense	16,790		1,601	1,830		20,221
Income Taxes	1,551		10	101		1,662
Segment Profit	$6,201		$21	$391		$6,613

Segments Assets at March 31, 2025	$3,065,385		$16,041	$90,399		$3,171,825

Full time employees March 31, 2025	366		42	35		443

(1) Includes service charges on deposits, interchange fees, BOLI income, insurance commissions and other noninterest income.
(2) Represents SBA loan related fee income.
(3) Includes occupancy and equipment, information technology expense, professional fees, advertising and public relations, communications and other noninterest expenses.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Bank		Mortgage Banking	Small Business Specialty Lending Division		Totals
Three Months Ended March 31, 2024
Net Interest Income	$17,552		$40	$1,062		$18,654
Provision for Credit Losses	455		—	545		1,000
Net Interest Income after Provision for Credit Losses	17,097		40	517		17,654
Mortgage Fee Income	84		1,165	—		1,249
Gain on Sale of SBA Loans	—		—	2,046		2,046
Other	5,596	(1)	—	596	(2)	6,192
Total Noninterest Income	5,680		1,165	2,642		9,487
Salaries and Employee Benefits	9,166		1,224	1,628		12,018
Other (3)	7,963		(6)	422		8,379
Total Noninterest Expense	17,129		1,218	2,050		20,397
Income Taxes	1,166		1	244		1,411
Segment Profit	$4,482		$(14)	$865		$5,333

Segments Assets at December 31, 2024	$2,985,856		$17,970	$105,956		$3,109,782

Full time employees at March 31, 2024	377		43	31		451

(1) Includes service charges on deposits, loss on sales of securities, interchange fees, BOLI income, insurance commissions and other noninterest income.
(2) Represents SBA loan related fee income.
(3) Includes occupancy and equipment, information technology expense, professional fees, advertising and public relations, communications and other noninterest expenses.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(11) Regulatory Capital Matters
The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies. Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations.
As of March 31, 2025, the Company and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized, the Company and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the tables below, and have met certain other requirements. Management believes that the Company and the Bank exceeded all well-capitalized requirements at March 31, 2025, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.
The following tables summarize regulatory capital information as of March 31, 2025 and December 31, 2024 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for March 31, 2025 and December 31, 2024 were calculated in accordance with the Basel III rules.

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2025
Total Capital to Risk-Weighted Assets
Consolidated	$354,814	16.52%	$171,823	8.00%	$214,778	10.00%
Colony Bank	321,380	15.01	171,288	8.00	214,111	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	295,294	13.75	128,856	6.00	171,807	8.00
Colony Bank	300,693	14.05	128,410	6.00	171,213	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	271,065	12.62	96,656	4.50	139,614	6.50
Colony Bank	300,693	14.05	96,307	4.50	139,111	6.50

Tier 1 Capital to Average Assets
Consolidated	295,294	9.43	125,257	4.00	156,572	5.00
Colony Bank	300,693	9.62	125,028	4.00	156,285	5.00

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Total Capital to Risk-Weighted Assets
Consolidated	$352,495	17.10%	$164,910	8.00%	$206,137	10.00%
Colony Bank	314,266	15.29	164,430	8.00	205,537	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	293,893	14.26	123,658	6.00	164,877	8.00
Colony Bank	294,474	14.33	123,297	6.00	164,396	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	269,664	13.08	92,774	4.50	134,007	6.50
Colony Bank	294,474	14.33	92,473	4.50	133,572	6.50

Tier 1 Capital to Average Assets
Consolidated	293,893	9.50	123,744	4.00	154,681	5.00
Colony Bank	294,474	9.55	123,340	4.00	154,175	5.00

(12) Subsequent Events
Dividend
On April 23, 2025, the Board of Directors declared a quarterly cash dividend of $0.1150 per share, to be paid on its common stock on May 21, 2025, to shareholders of record as of the close of business on May 7, 2025.
Acquisition of Insurance Company
On April 1, 2025, the Company acquired The Ellerbee Agency, an Allstate appointed consumer property and casualty insurance agency. The agency became part of Colony Insurance, the Company's wholly-owned insurance subsidiary. This acquisition expanded Colony Insurance's footprint and customer base through two new office locations in Monroe and Greensboro, Georgia. The purchase price was $3.5 million and should be immediately accretive to earnings per share of approximately $0.02 in the first full year with expected increases thereafter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Colony Bankcorp, Inc. and our wholly owned subsidiary, Colony Bank, from December 31, 2024 through March 31, 2025 and on our results of operations for the three months ended March 31, 2025 and 2024. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto in the Company's 2024 Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
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
A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this Quarterly Report on Form 10-Q and the following:
•the impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within our primary market areas, including the effects of inflationary pressures, changes in interest rates, supply chain issues, slowdowns in economic growth, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior (including the velocity of loan repayment) and credit risk as a result of the foregoing

•changes in interest rate environment (including changes to the federal funds rate, the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities), and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;

•uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy which continue to impact the outlook for future economic growth, including U.S. imposition of tariffs and consideration of responsive actions by the impacted nations and/or the expansion of import fees and tariffs among a larger group of nations, which is bringing greater ambiguity to the outlook for future economic growth;

•our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;

•the risk that a future economic downturn and contraction, including a recession, could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the impact of prolonged elevated interest rates, persistent inflation, trade wars or economic uncertainty as a result of the foregoing;
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

•changes in the prices, values and sales volumes of commercial and residential real estate, especially as they relate to the value of collateral supporting the Company's loans;
•weakness in the real estate market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, and mortgage fee income;

•credit and lending risks associated with our loan portfolios;
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

•the impact of prolonged elevated interest rates on our financial projections and models;

•our ability to attract sufficient loans that meet prudent credit standards;
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
•external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, and also including the interest rate policies of the Federal Reserve, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;

•the potential implementation of a regulatory reform agenda under the current presidential administration that is significantly different than that of the prior administration, impacting rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;
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
•a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget; and
•other risks and factors identified in our 2024 Form 10-K, this Quarterly Report on Form 10-Q for the period ended March 31, 2025, and in any of the Company's other reports filed with the U.S. Securities and Exchange Commission and available on its website at www.sec.gov.
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
Overview
The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of March 31, 2025 and December 31, 2024, and results of operations for the three month periods ended March 31, 2025 and 2024. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.
At March 31, 2025, the Company had total consolidated assets of $3.2 billion, total loans, net of $1.9 billion, total deposits of $2.6 billion, and stockholders’ equity of $286.9 million. The Company reported net income of $6.6 million, or $0.38 per diluted share, for the three months ended March 31, 2025 compared to net income of $5.3 million, or $0.30 per diluted share, for the three months ended March 31, 2024. The increase in net income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily a result of increases in interest income, seen in the loan and deposit in banks categories, that was partially offset by decreases in interest expense and noninterest income.
Net interest income on a tax equivalent basis was $21.1 million for the first quarter of 2025 compared to $18.8 million for the first quarter of 2024, an increase of $2.3 million. This increase is the result of an increase in income on interest earning assets along with a decrease in expense on interest bearing liabilities. Income on interest earning assets increased $2.2 million to $35.7 million for the first three months of 2025 compared to the respective period in 2024. Expense on interest bearing liabilities decreased $83,000 to $14.6 million for the first three months of 2025 compared to the respective period in 2024.
Provision for credit losses for the three months ended March 31, 2025 was $1.5 million which represents $1.6 million in provision for credit losses on loans and $123,000 in release of credit losses on unfunded commitments. This is compared to $1.0 million for the three months ended March 31, 2024, which represents $950,000 in provision for credit losses on loans and $50,000 in provision for credit losses on unfunded commitments. For the first quarter of 2025, there were net charge-offs of $606,000 compared to $664,000 for the same period in 2024. Colony’s allowance for credit losses on loans was $20.0 million, or 1.04% of total loans at March 31, 2025, compared to $19.0 million, or 1.03% of total loans, at December 31, 2024. At March 31, 2025 and December 31, 2024, nonperforming assets were $13.0 million and $11.3 million, or 0.41% and 0.36% of total assets, respectively.

Noninterest income of $9.0 million for the first quarter of 2025 represents a decrease of $443,000, or 4.67%, from the first quarter of 2024. This decrease is a result of decreases in service charges on deposit accounts, gain on sales of SBA loans and BOLI income which were partially offset by increases in mortgage fee income and reduced losses on sales of securities. See "Table 3 - Noninterest income" for more detail and discussion on the primary drivers to the decrease in noninterest income.
For the three months ended March 31, 2025, noninterest expense was $20.2 million, a decrease of $176,000, or 0.86%, from the same period in 2024. Decreases in noninterest expense were a result of decreases in salaries and employee benefits, professional fees and advertising and public relation expenses which were partially offset by increases in occupancy and equipment and information technology expenses. See "Table 4 - Noninterest expense" for more detail and discussion on the primary drivers to the decrease in noninterest expense.
Critical Accounting Policies
Our accounting and reporting policies are in accordance with GAAP and conform to general practices within the banking industry. We have identified certain of its accounting policies as “critical accounting policies,” consisting of those related to business combinations, allowance for credit losses and income taxes. In determining which accounting policies are critical in nature, we have identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee on a periodic basis, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on the Company’s unaudited interim consolidated financial statements. Our financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in Note 1 of our consolidated financial statements as of December 31, 2024, which are included in the Company’s 2024 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. Other than our methodology for estimating allowance for credit losses (mentioned below), there have been no significant changes to the Significant Accounting Policies as described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2024, which are included in the Company’s 2024 Form 10-K.
Allowance for Credit Losses

A consequence of lending activities is that we may incur credit losses. The amount of such losses will vary depending upon the risk characteristics of the loan lease portfolio as affected by economic conditions such as rising interest rates and the financial performance of borrower.

The reserve for credit losses consists of the allowance for credit losses (“ACL”) and the allowance for unfunded commitments. As a result of our January 1, 2023 adoption of ASU No. 2016-13, and its related amendments, our methodology for estimating the reserve for credit losses changed significantly from prior years. The standard replaced the "incurred loss" approach with an "expected loss" approach known as the Current Expected Credit Losses (“CECL”). The CECL approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was “probable” a loss event was “incurred.”

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

Liquidity sources and capital ratios

The Company’s uninsured deposits represented 32.60% of total Bank deposits at March 31, 2025 compared to 33.03% of total Bank deposits at December 31, 2024. The Company continues to maintain strong liquidity with available sources of funding of approximately $1.3 billion at March 31, 2025. Furthermore, the Company’s capital remains strong with common equity Tier 1 and total capital ratios of 12.62% and 16.52%, respectively, as of March 31, 2025.

Results of Operations
We reported net income and diluted earnings per share of $6.6 million and $0.38, respectively, for the first quarter of 2025. This compares to net income and diluted earnings per share of $5.3 million and $0.30, respectively, for the same period in 2024.

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
Fully taxable equivalent net interest income for the first quarters of 2025 and 2024 was $21.1 million and $18.8 million, respectively. This increase period over period can be seen in increases in rates on loans and deposits in banks as well as the decrease in rates paid on deposits and other borrowings. The net interest margin for the first quarter of 2025 and 2024 was 2.93% and 2.69%, respectively. The increase in the net interest margin for the first quarter of 2025 compared to the same period in 2024 is primarily a result of increases in rates on loans and deposits in banks as well as the decrease in rates paid on deposits and other borrowings.
The following tables indicates the relationship between interest income and interest expense and the average amounts of assets and liabilities for the periods indicated. As shown in the tables, both average assets and average liabilities increased for the three months ended March 31, 2025 compared to the same period in 2024. The increase in average assets was primarily driven by the increase in deposits in banks of $157.6 million, which was partially offset by decreases in investment securities of $39.4 million and the loan portfolio of $3.3 million. The increase in average liabilities was primarily attributed to an increase in borrowings of $28.0 million as well as an increase in interest bearing deposits of $87.7 million. The net interest spread, as well as the net interest margin, will continue to be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.
The yield on total interest-bearing liabilities decreased from 2.58% in the first quarter of 2024 to 2.46% in the first quarter of 2025. This decrease was primarily due to decreases in the federal funds interest rate of 100 basis points during the fourth quarter of 2024 along with low cost deposit growth during the first quarter of 2025, which illustrates the Company's continued focus on its deposit first culture and building customer relationships.

Table 1 - Average Balance Sheet and Net Interest Analysis
	Three Months Ended March 31,
	2025			2024
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans held for sale	$23,253	$328	5.73%	$24,612	$434	7.09%
Loans, net of unearned income(1)	1,869,476	27,716	6.01	1,871,402	26,711	5.74
Investment securities, taxable	710,293	4,837	2.76	737,257	5,042	2.75
Investment securities, tax-exempt(2)	94,379	494	2.12	106,819	605	2.28
Deposits in banks and short term investments	229,016	2,322	4.11	71,431	693	3.90
Total interest-earning assets	$2,926,417	$35,697	4.95%	$2,811,521	$33,485	4.79%
Noninterest-earning assets	222,904			224,572
Total assets	$3,149,321			$3,036,093
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$1,549,509	$6,468	1.69%	$1,451,490	$6,408	1.78%
Other time	601,920	5,305	3.57	612,241	5,683	3.73
Total interest-bearing deposits	2,151,429	11,773	2.22	2,063,731	12,091	2.36
Federal funds purchased	—	—	—	13	—	—
Federal Home Loan Bank advances	185,000	1,873	4.10	156,978	1,572	4.03
Other borrowings	63,048	927	5.97	63,086	993	6.33
Total other interest-bearing liabilities	248,048	2,800	4.58	220,077	2,565	4.69
Total interest-bearing liabilities	$2,399,477	$14,573	2.46%	$2,283,808	$14,656	2.58%
Noninterest-bearing liabilities:
Demand deposits	455,277			479,528
Other liabilities	16,016			16,830
Stockholders' equity	278,551			255,927
Total noninterest-bearing liabilities and stockholders' equity	749,844			752,285
Total liabilities and stockholders' equity	$3,149,321			$3,036,093
Interest rate spread			2.49%			2.21%
Net interest income		$21,124			$18,829
Net interest margin			2.93%			2.69%
1.The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable-equivalent adjustments totaling $68,000 and $48,000 for the three months ended March 31, 2025 and 2024, respectively, are calculated using the statutory federal tax rate and are included in income and fees on loans. Accretion income of $20,000 and expense of $5,000 for the three months ended March 31, 2025 and 2024, respectively, are also included in income and fees on loans.
2.Taxable-equivalent adjustments totaling $104,000 and $127,000 for the three months ended March 31, 2025 and 2024, respectively, are calculated using the statutory federal tax rate and are included in tax-exempt interest on investment securities.

Table 1 - Average Balance Sheet and Net Interest Analysis

The following table presents the effect of net interest income for changes in the average outstanding volume amounts of interest-earning assets and interest-bearing liabilities and the rates earned and paid on these assets and liabilities for the three month period ended March 31, 2025 compared to the three month period ended March 31, 2024.

Table 2 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
	Three Months Ended March 31, 2025
	Compared to Three Months Ended March 31, 2024 Increase (Decrease) Due to Changes in
(dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans held for sale	$(96)	$(10)	$(106)
Loans, net of unearned fees	(111)	1,116	1,005
Investment securities, taxable	(742)	537	(205)
Investment securities, tax-exempt	(284)	173	(111)
Deposits in banks and short term investments	6,146	(4,517)	1,629
Total interest-earning assets (FTE)	4,913	(2,701)	2,212
Interest-bearing liabilities:
Interest-Bearing Demand and Savings Deposits	1,745	(1,685)	60
Time Deposits	(385)	7	(378)
Federal Home Loan Bank Advances	1,129	(828)	301
Other Borrowed Money	(2)	(64)	(66)
Total interest-bearing liabilities	2,487	(2,570)	(83)
Increase (decrease) in net interest income (FTE)	$2,426	$(131)	$2,295
Provision for Credit Losses
The provision for credit losses recorded in each period is based on the amount required such that the total allowance for credit losses reflects the appropriate balance, in the estimation of management, sufficient to cover expected credit losses over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur. Provision for credit losses for the three months ended March 31, 2025 was $1.5 million compared to $1.0 million for the same period in 2024. The provision for credit losses for the three months ended March 31, 2025 includes $1.6 million in credit losses on loans and $123,000 in release of credit losses on unfunded commitments. The provision for credit losses for the three months ended March 31, 2024 includes $950,000 in credit losses on loans and $50,000 in provision for credit losses on unfunded commitments. See the section captioned “Loans and Allowance for Credit Losses” elsewhere in this discussion for further analysis of the provision for credit losses.

Noninterest Income
The following table represents the major components of noninterest income for the periods indicated.

Table 3 - Noninterest Income
	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	Amount	Percent
Service charges on deposits	$2,172	$2,373	$(201)	(8.5)%
Mortgage fee income	1,579	1,249	330	26.4
Gain on sales of SBA loans	1,035	2,046	(1,011)	(49.4)
Loss on sales of securities	—	(555)	555	100.0
Interchange fees	1,938	2,028	(90)	(4.4)
BOLI income	396	533	(137)	(25.7)
Insurance commissions	469	465	4	0.9
Other noninterest income	1,455	1,348	107	7.9
Total noninterest income	$9,044	$9,487	$(443)	(4.7)%
Noninterest income decreased for the three month period ended March 31, 2025 as compared to the same period in 2024. The decrease is primarily a result of decreases in service charges on deposit accounts, gain on sales of SBA loans and BOLI income which were partially offset by increases in mortgage fee income and reduced losses on sales of securities.
Service charges on deposits. For the three months ended March 31, 2025, service charges on deposits experienced a decrease compared to the same period ended March 31, 2024. This decrease in service charges is primarily related to the impact of lower NSF fees on deposit accounts period over period.
Mortgage Fee Income. For the three months ended March 31, 2025, mortgage fee income increased as compared to the same period ended March 31, 2024. The increase in mortgage fee income was the result of higher mortgage production period over period.
Gain on sales of SBA loans. For the three months ended March 31, 2025, net realized gains on the sale of the guaranteed portion of SBA loans decreased as compared to the same period ended March 31, 2024. This decrease is related to decreased production and sales in 2025 in the Small Business Specialty Lending division, which hit its highest mark during the first quarter of 2024.
BOLI income. For the three months ended March 31, 2025, BOLI income was lower when compared to the same period ended March 31, 2024. This decrease is primarily related to reduced income due to the payout of death benefits during the first quarter of 2024.
Interchange fees. For the three months ended March 31, 2025, interchange fee income was slightly lower than the same period ended March 31, 2024. This minimal decrease in interchange fees is the result of customer use of our card programs whose buying habits can fluctuate between periods.
Insurance commissions. For the three months ended March 31, 2025, insurance commissions increased slightly compared to the same period ended March 31, 2024. This variance is volume driven by activity in the Company's insurance division.
Other noninterest income. For the three months ended March 31, 2025, other noninterest income increased as compared to the same period ended March 31, 2024. The increase in other noninterest income for the three month period ended March 31, 2025 was primarily attributable to increases in wealth advisory and merchant services, SBA servicing and other related fee income and an increase in equity investment market valuation gains, offset by a decrease in gains on sales of other real estate.

Noninterest Expense
The following table represents the major components of noninterest expense for the periods indicated.

Table 4 - Noninterest Expense
	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	Amount	Percent
Salaries and employee benefits	$11,905	$12,018	$(113)	(0.9)%
Occupancy and equipment	1,580	1,507	73	4.8
Information technology expenses	2,477	2,110	367	17.4
Professional fees	748	834	(86)	(10.3)
Advertising and public relations	805	960	(155)	(16.1)
Communications	205	226	(21)	(9.3)
Other noninterest expense	2,501	2,742	(241)	(8.8)
Total noninterest expense	$20,221	$20,397	$(176)	(0.9)%
Noninterest expense decreased for the three months ended March 31, 2025 compared to the same period in 2024.
Salaries and employee benefits. Salaries and employee benefits for the three months ended March 31, 2025 decreased as compared to the same period ended March 31, 2024. The decrease in salaries and employee benefits expense is related to an increase in FAS91-deferred costs due to growth in loans as well as a decrease in total number of employees period over period.
Occupancy and equipment. Occupancy and equipment expenses increased for the three months ended March 31, 2025 compared to the same period ended March 31, 2024. This increase relates primarily to increases in repair and maintenance, real estate taxes and lease expenses.
Information technology expenses. Information technology expenses increased for the three months ended March 31, 2025 compared to the same period ended March 31, 2024. This increase relates primarily to an increase in software expenses.
Professional fees. Professional fees decreased for the three months ended March 31, 2025 compared to the same period ended March 31, 2024. This decrease is the result of decreased legal fees partially offset by increased audit and consulting fees.
Advertising and public relations. Advertising and public relations expenses decreased for the three months ended March 31, 2025 compared to the same period ended March 31, 2024. This decrease related primarily to the timing of donations during the first quarter of 2024 compared to first quarter of 2025 related to the Georgia Scholarship Program.
Communications. Communications expense decreased for the three months ended March 31, 2025 compared to the same period ended March 31, 2024. The change is related to fluctuations in data circuit fees.
Other noninterest expense. Other noninterest expense decreased for the three months ended March 31, 2025 as compared to the same period ended March 31, 2024. This decrease relates primarily to decreases in amortization of intangibles and FDIC assessment expenses which are partially offset by increased deposit and loan related costs.
Income Tax Expense
Income tax expense for the three months ended March 31, 2025 was $1.7 million compared to $1.4 million for the same period in 2024. The Company’s effective tax rate for the three months ended March 31, 2025 was 20.1% compared to 20.9% for the three months ended March 31, 2024. The largest driver of the difference is the tax-exempt income primarily from BOLI and tax exempt interest. Also, in the first quarter of 2024, the Company experienced a favorable tax impact from the donation made to the Georgia Scholarship Program.
Balance Sheet Review
Total assets increased to $3.2 billion for March 31, 2025 from $3.1 billion at December 31, 2024.

Loans and Allowance for Credit Losses
At March 31, 2025, gross loans outstanding (excluding loans held for sale) were $1.92 billion, an increase of $78.3 million, or 4.25%, compared to $1.84 billion at December 31, 2024.
At March 31, 2025, approximately 65.7% of our loans were secured by commercial real estate. Our total commercial real estate loans have increased since December 31, 2024 as well as our residential real estate and consumer lending, while commercial, financial & agricultural saw a slight decrease. We continue to maintain competitive loan pricing and tightened credit standards, reflected by our loan growth in the first quarter of 2025 performing better than anticipated, and sets a solid foundation for performance going forward.
The following table presents a summary of the loan portfolio as of March 31, 2025 and December 31, 2024.

Table 5 - Loans Outstanding
(dollars in thousands)	March 31, 2025	December 31, 2024
Construction, land & land development	$208,872	$205,046
Other commercial real estate	1,052,967	990,648
Total commercial real estate	1,261,839	1,195,694
Residential real estate	345,521	344,167
Commercial, financial & agricultural	213,355	213,910
Consumer and other	100,548	89,209
Total loans	$1,921,263	$1,842,980
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
The allowance for credit losses on loans was $20.0 million at March 31, 2025 compared to $18.7 million at March 31, 2024, an increase of $1.3 million, or 7.2%. The allowance for credit losses on loans as a percentage of loans was 1.04% and 1.00% at March 31, 2025 and 2024, respectively. The provision for credit losses was $1.5 million compared to $1.0 million for the three months ended March 31, 2025 and March 31, 2024, respectively. The provision for credit losses for the quarter ended March 31, 2025 includes $1.6 million in credit losses on loans and a release of $123,000 in credit losses on unfunded commitments. The provision for credit losses for the quarter ended March 31, 2024 includes $1.0 million in credit losses on loans and a provision of $50,000 in credit losses on unfunded commitments. The amount of provision expense recorded in each period was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, that was sufficient to cover expected credit losses on loans over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur.
Additional information about the Company’s allowance for credit losses is provided in Note 4 to our consolidated financial statements as of March 31, 2025, included elsewhere in this Quarterly Report on Form 10-Q.
The following table presents an analysis of the allowance for credit losses on loans as of and for the three months ended March 31, 2025 and 2024:

Table 6 - Analysis of Allowance for Credit Losses on Loans
	March 31, 2025		March 31, 2024
(dollars in thousands)	Reserve	%*	Reserve	%*
Construction, land & land development	$1,078	10.9%	$2,046	12.6%
Other commercial real estate	6,515	54.8%	7,389	52.2%
Residential real estate	5,753	18.0%	5,327	18.7%
Commercial, financial & agricultural	3,545	11.1%	2,020	12.9%
Consumer and other	3,106	5.2%	1,875	3.6%
	$19,997	100%	$18,657	100%
*Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

The following table presents a summary of allowance for credit loss for the three months ended March 31, 2025 and 2024.

Table 7 - Summary of Allowance for Credit Losses on Loans
	Three Months Ended
(dollars in thousands)	March 31, 2025	March 31, 2024
Allowance for credit losses on loans - beginning balance	$18,980	$18,371
Charge-offs:
Other commercial real estate	180	20
Residential real estate	1	70
Commercial, financial & agricultural	262	658
Consumer and other	276	120
Total charge-offs	719	868
Recoveries:
Construction, land & land development	1	1
Other commercial real estate	5	9
Residential real estate	40	168
Commercial, financial & agricultural	55	22
Consumer and other	12	4
Total recoveries	113	204
Net charge-offs	606	664
Provision for credit losses on loans	1,623	950
Allowance for credit losses on loans- ending balance	$19,997	$18,657

Net charge-offs to average loans (annualized)	0.13%	0.14%
Allowance for credit losses on loans to total loans	1.04	1.00
Allowance to nonperforming loans	160.26	290.11
Management believes the allowance for credit losses for loans is adequate to provide for losses expected in the loan portfolio as of March 31, 2025.

Nonperforming Assets
Asset quality experienced an increase during the first three months of 2025. Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned ("OREO"). Nonaccrual loans totaled $12.5 million at March 31, 2025, an increase of $1.8 million, or 16.8%, from $10.7 million at December 31, 2024. There were four loans contractually past due 90 days or more and still accruing totaling $22,000 at March 31, 2025 compared to six loans totaling $152,000 at December 31, 2024. There was $6,000 in repossessed personal property at March 31, 2025 and $328,000 at December 31, 2024. OREO totaled $522,000 at March 31, 2025 compared to $202,000 at December 31, 2024, which represents the addition of one property totaling $320,000. As of March 31, 2025, total nonperforming assets as a percent of total assets increased to 0.41% compared with 0.36% at December 31, 2024. The increase in nonperforming assets was primarily the result of increases in all loan segments except consumer loans partially offset by repayments, payoffs and charged off loans.
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
Nonperforming assets at March 31, 2025 and December 31, 2024 were as follows:

Table 8 - Nonperforming Assets
(dollars in thousands)	March 31, 2025	December 31, 2024
Nonaccrual loans	$12,456	$10,660
Loans past due 90 days and accruing	22	152
Other real estate owned	522	202
Repossessed assets	6	328
Total nonperforming assets	$13,006	$11,342
Nonaccrual loans by loan segment
Construction, land & land development	$—	$—
Commercial real estate	5,518	4,833
Residential real estate	1,608	1,204
Commercial, financial & agricultural	5,327	4,559
Consumer & other	3	64
Total nonaccrual loans	$12,456	$10,660

NPAs as a percentage of total loans and OREO	0.68%	0.62%
NPAs as a percentages of total assets	0.41%	0.36%
Nonaccrual loans as a percentage of total loans	0.65%	0.58%
The Company had ten loans modified due to financial difficulty as of March 31, 2025. See Note 3 - Loans, included elsewhere in this Quarterly Report on Form 10-Q for additional details on loan modifications.

Deposits
Deposits at March 31, 2025 and December 31, 2024 were as follows:

Table 9 - Deposits
(dollars in thousands)	March 31, 2025	December 31, 2024
Noninterest-bearing deposits	$449,818	$462,283
Interest-bearing deposits	873,156	813,783
Savings	689,446	687,603
Time, $250,000 and over	189,466	185,176
Other time	420,645	419,098
Total deposits	$2,622,531	$2,567,943
Total deposits increased $54.6 million to $2.62 billion at March 31, 2025 from $2.57 billion at December 31, 2024. As of March 31, 2025, 17.2% of total deposits were comprised of noninterest-bearing accounts and 82.8% were comprised of interest-bearing deposit accounts, compared to 18.0% and 82.0% as of December 31, 2024, respectively. The overall increase in our deposits was primarily due to the Company's ability to continue to attract interest-bearing deposits despite the challenging interest rate environment, and the decrease in noninterest-bearing deposits due to customer cash flow needs.
We had $59.5 million in brokered deposits at both March 31, 2025 and December 31, 2024. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors, and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the FHLB.
The Company's estimated uninsured deposits were $863.2 million at March 31, 2025, or 32.60% of total Bank deposits, compared to $857.6 million at December 31, 2024, or 33.03% of total Bank deposits. Adjusted uninsured deposit estimate (which excludes deposits collateralized by public funds and internal accounts) were $475.2 million at March 31, 2025, or 17.94% of total Bank deposits, compared to $457.3 million at December 31, 2024, or 17.61% of total Bank deposits. Adjusted uninsured deposits represent a small percentage of our overall deposits, which increases the stability of our deposit base and lowers our overall funding risk.
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
See Note 8 to our consolidated financial statements as of March 31, 2025, included elsewhere in this Form 10-Q, for a table setting forth the financial instruments that were outstanding whose contract amounts represent credit risk and more information regarding our off-balance sheet arrangements as of March 31, 2025 and December 31, 2024.
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

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, the Company and the Bank have established multiple borrowing sources to augment their funds management. The Company has borrowing capacity through membership in the FHLB program. The Bank has also established overnight borrowing for federal funds purchased through various correspondent banks. There were no outstanding balances of federal funds purchased at March 31, 2025 and December 31, 2024, respectively.
Cash and cash equivalents at March 31, 2025 and December 31, 2024 were $221.2 million and $231.0 million, respectively. Cash and cash equivalents have decreased slightly since year end 2024, primarily due to increases in loans. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs without any material adverse impact on our operating results.
Liquidity management involves the matching of cash flow requirements of customers and the ability of the Company to manage those requirements. These requirements of customers include, but are not limited to, deposits being withdrawn or providing assurance to borrowers that sufficient funds are available to meet their credit needs. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term assets at any given time will adequately cover any reasonably anticipated need for funds. Additionally, we maintain relationships with correspondent banks, which could provide funds on short notice, if needed. We have also invested in FHLB stock for the purpose of establishing credit lines with the FHLB. At March 31, 2025 and December 31, 2024, we had $185.0 million of outstanding advances from the FHLB for both periods. Based on the values of loans pledged as collateral, we had $589.7 million and $578.7 million of additional borrowing availability with the FHLB at March 31, 2025 and December 31, 2024, respectively.
Other sources of liquidity include overnight borrowings from the Federal Reserve Discount Window of $104.4 million of which there was no outstanding balance at March 31, 2025. The Company also had unencumbered securities of $341.7 million, $185.7 million in FRB Reserves and $31.8 million in other cash and due from banks as of March 31, 2025. Unencumbered investment securities provide the ability to either be pledged as collateral with borrowing sources or sold and converted to cash.
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
The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company's and the Bank’s capital ratios as of March 31, 2025 and December 31, 2024. The Company and the Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of March 31, 2025 and December 31, 2024. There have been no conditions or events since March 31, 2025 that management believes would change this classification.

Table 10 - Capital Ratio Requirements
	Minimum Requirement	Well-capitalized
Risk-based ratios:
Common equity tier 1 capital (CET1)	4.5%	6.5%
Tier 1 capital	6.0	8.0
Total capital	8.0	10.0
Leverage ratio	4.0	5.0

Table 11 - Capital Ratios
Company	March 31, 2025	December 31, 2024
CET1 risk-based capital ratio	12.62%	13.08%
Tier 1 risk-based capital ratio	13.75	14.26
Total risk-based capital ratio	16.52	17.10
Leverage ratio	9.43	9.50

Colony Bank
CET1 risk-based capital ratio	14.05%	14.33%
Tier 1 risk-based capital ratio	14.05	14.33
Total risk-based capital ratio	15.01	15.29
Leverage ratio	9.62	9.55

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
The following table presents our interest sensitivity position at the dates indicated.

Table 12 - Interest Sensitivity
	Increase (Decrease) in Net Interest Income from Base Scenario at
	March 31, 2025	December 31, 2024
Changes in rates
200 basis point increase	5.59%	5.66%
100 basis point increase	2.91	3.03
100 basis point decrease	(1.16)	(1.80)
200 basis point decrease	(2.68)	(3.77)
See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s 2024 Form 10-K for additional disclosures related to market and interest rate risk.
There are no material changes during the period covered by this Report to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” previously disclosed in the Company's 2024 Form 10-K.
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
During the quarter ended March 31, 2025, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.
ITEM 1A – RISK FACTORS
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in "Part I - Item IA - Risk Factors” of the Company’s 2024 Form 10-K, which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
There are no material changes during the period covered by this Report to the risk factors previously disclosed in the Company's 2024 Form 10-K.
ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) There were no unregistered shares of the Company’s common stock sold during the three-month period ended March 31, 2025.
(b) Not applicable.
(c) The table below sets forth information regarding repurchases of our common stock during the first quarter of 2025.

(dollars in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 to January 31, 2025	—	$—	—	$—
February 1, 2025 to February 28, 2025	—	—	—	—
March 1, 2025 to March 31, 2025	38,307	16.45	38,307	9,121
Total	38,307	$16.45	38,307	$9,121
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2025.

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

10.1
Employment Agreement between Colony Bankcorp, Inc. and Leonard Bateman, Jr. - filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-42397), filed with the Commission on January 22, 2025 and incorporated herein by reference.

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2025 and 2024; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

104	The cover page from Colony Bankcorp’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colony Bankcorp, Inc.

/s/ T. Heath Fountain
Date: May 9, 2025	T. Heath Fountain
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025	/s/ Derek Shelnutt
Derek Shelnutt
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)