Form 10-Q
period 2025-06-30
COLONY BANKCORP INC
filed 2025-08-08
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with the new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 6, 2025, the registrant had 17,461,419 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$27,590	$26,045
Interest-bearing deposits in banks and federal funds sold	84,555	204,989
Cash and cash equivalents	112,145	231,034
Investment securities available-for-sale, at fair value (amortized cost $409,912 and $409,380, respectively)	373,572	366,049
Investment securities held-to-maturity, at amortized cost (fair value $369,103 and $383,020, respectively)	409,634	430,077
Other investments	17,927	17,694
Loans held for sale	22,163	39,786
Loans, net of unearned income	1,993,580	1,842,980
Allowance for credit losses	(19,153)	(18,980)
Loans, net	1,974,427	1,824,000
Premises and equipment	35,909	37,831
Other real estate owned	710	202
Goodwill	50,871	48,923
Other intangible assets	3,799	2,975
Bank-owned life insurance	58,811	57,970
Deferred income taxes, net	19,401	21,891
Other assets	36,248	31,350
Total assets	$3,115,617	$3,109,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$434,785	$462,283
Interest-bearing	2,121,445	2,105,660
Total deposits	2,556,230	2,567,943
Federal Home Loan Bank advances	185,000	185,000
Other borrowings	63,086	63,039
Other liabilities	17,444	15,125
Total liabilities	2,821,760	2,831,107

Stockholders' equity:
Preferred stock, stated value $1,000 per share; 10,000,000 shares authorized, none issued or outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, par value $1.00 per share; 50,000,000 shares authorized, 17,416,702 and 17,519,884 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	17,417	17,520
Paid in capital	167,160	168,353
Retained earnings	150,938	140,369
Accumulated other comprehensive loss, net of tax	(41,658)	(47,567)
Total stockholders' equity	293,857	278,675
Total liabilities and stockholders' equity	$3,115,617	$3,109,782
See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share data)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest income
Loans, including fees	$30,361	$27,604	$58,337	$54,701
Investment securities	5,148	5,048	10,375	10,568
Deposits with other banks and short term investments	1,326	684	3,648	1,377
Total interest income	36,835	33,336	72,360	66,646

Interest expense
Deposits	11,632	12,106	23,405	24,197
Federal Home Loan Bank advances	1,889	1,821	3,762	3,393
Other borrowings	929	1,000	1,856	1,993
Total interest expense	14,450	14,927	29,023	29,583

Net interest income	22,385	18,409	43,337	37,063
Provision for credit losses	450	650	1,950	1,650
Net interest income after provision for credit losses	21,935	17,759	41,387	35,413

Noninterest income
Service charges on deposits	2,219	2,289	4,391	4,662
Mortgage fee income	1,984	1,442	3,563	2,691
Gain on sales of SBA loans	1,550	2,347	2,585	4,393
Loss on sales of securities	—	(425)	—	(980)
Interchange fees	2,073	2,078	4,011	4,106
BOLI Income	423	397	819	930
Insurance commissions	766	420	1,235	885
Other	1,083	949	2,538	2,297
Total noninterest income	10,098	9,497	19,142	18,984

Noninterest expense
Salaries and employee benefits	12,865	12,278	24,770	24,296
Occupancy and equipment	1,683	1,474	3,263	2,981
Information technology expense	2,592	2,227	5,069	4,337
Professional fees	742	704	1,490	1,538
Advertising and public relations	942	966	1,747	1,926
Communications	188	216	393	442
Other	2,992	2,465	5,493	5,207
Total noninterest expense	22,004	20,330	42,225	40,727
Income before income taxes	10,029	6,926	18,304	13,670
Income taxes	2,051	1,452	3,713	2,863
Net income	$7,978	$5,474	$14,591	$10,807
Earnings per common share:
Basic	$0.46	$0.31	$0.83	$0.62
Diluted	0.46	0.31	0.83	0.62
Dividends declared per share	0.1150	0.1125	0.2300	0.2250
Weighted average common shares outstanding:
Basic	17,448,945	17,551,007	17,478,836	17,555,609
Diluted	17,448,945	17,551,007	17,478,836	17,555,609

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$7,978	$5,474	$14,591	$10,807
Other comprehensive income:
Net unrealized gains (losses) on securities arising during the period	1,393	(326)	6,280	(1,126)
Tax effect	(355)	68	(1,599)	235
Reclassification adjustment for amortization of unrealized holding losses from the transfer of securities from available-for-sale to held-to-maturity	1,084	1,222	2,226	2,344
Tax effect	(276)	(256)	(567)	(491)
Realized losses on sales of securities included in net income	—	425	—	980
Tax effect	—	(89)	—	(205)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges	(63)	336	(422)	1,264
Tax effect	16	(70)	107	(265)
Realized gains on derivative instruments recognized in net income	(77)	(177)	(156)	(351)
Tax effect	20	37	40	74
Total other comprehensive income	1,742	1,170	5,909	2,459
Comprehensive income	$9,720	$6,644	$20,500	$13,266

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

(dollars in thousands, except per share data)	Common Stock
Three Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, March 31, 2025	17,481,709	$17,482	$167,876	$144,967	$(43,400)	$286,925
Other comprehensive income	—	—	—	—	1,742	1,742
Dividends on common shares ($0.1150 per share)	—	—	—	(2,007)	—	(2,007)
Issuance of restricted stock, net of forfeitures	(2,990)	(3)	3	—	—	—
Repurchase and retirement of shares	(62,017)	(62)	(897)	—	—	(959)
Stock-based compensation expense	—	—	178	—	—	178
Net income	—	—	—	7,978	—	7,978
Balance, June 30, 2025	17,416,702	$17,417	$167,160	$150,938	$(41,658)	$293,857

Balance, March 31, 2024	17,558,611	$17,559	$168,951	$127,758	$(54,354)	$259,914
Other comprehensive income	—	—	—	—	1,170	1,170
Dividends on common shares ($0.1125 per share)	—	—	—	(1,976)	—	(1,976)
Repurchase and retirement of shares	(20,000)	(20)	(219)	—	—	(239)
Stock-based compensation expense	—	—	400	—	—	400
Net income	—	—	—	5,474	—	5,474
Balance, June 30, 2024	17,538,611	$17,539	$169,132	$131,256	$(53,184)	$264,743

(dollars in thousands, except per share data)	Common Stock
Six Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2024	17,519,884	$17,520	$168,353	$140,369	$(47,567)	$278,675
Other comprehensive income	—	—	—	—	5,909	5,909
Dividends on common shares ($0.2300 per share)	—	—	—	(4,022)	—	(4,022)
Issuance of restricted stock, net of forfeitures	1,890	2	(2)	—	—	—
Tax withholding related to vesting of restricted stock	(4,748)	(5)	(72)	—	—	(77)
Repurchase and retirement of shares	(100,324)	(100)	(1,489)	—	—	(1,589)
Stock-based compensation expense	—	—	370	—	—	370
Net income	—	—	—	14,591	—	14,591
Balance, June 30, 2025	17,416,702	$17,417	$167,160	$150,938	$(41,658)	$293,857

Balance, December 31, 2023	17,564,182	$17,564	$168,614	$124,400	$(55,643)	$254,935
Other comprehensive income	—	—	—	—	2,459	2,459
Dividends on common shares ($0.2250 per share)	—	—	—	(3,951)	—	(3,951)
Issuance of restricted stock, net of forfeitures	(594)	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(4,977)	(5)	(61)	—	—	(66)
Repurchase and retirement of shares	(20,000)	(20)	(219)	—	—	(239)
Stock-based compensation expense	—	—	798	—	—	798
Net income	—	—	—	10,807	—	10,807
Balance, June 30, 2024	17,538,611	$17,539	$169,132	$131,256	$(53,184)	$264,743

See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
(dollars in thousands)	June 30, 2025	June 30, 2024
Operating Activities
Net income	$14,591	$10,807
Adjustments reconciling net income to net cash provided by operating activities:
Provision for credit losses	1,950	1,650
Depreciation, amortization, and accretion	3,556	4,230
Equity method investment loss	(195)	(117)
Stock-based compensation expense	370	798
Net change in servicing asset	289	(743)
Loss on sales of securities, available-for-sale	—	980
Gain on sales of SBA loans	(2,585)	(4,393)
Loss (gain) on sales of other real estate owned and repossessions	136	(174)
Writedown of bank building	—	197
Gain on sales of premises & equipment	—	(10)
Originations of loans held for sale	(130,990)	(140,472)
Proceeds from sales of loans held for sale	151,198	132,691
Change in bank-owned life insurance	(841)	(948)
Deferred tax expense	470	400
Change in other assets	(5,846)	1,442
Change in other liabilities	1,685	(189)
Net cash provided by operating activities	33,788	6,149
Investing Activities
Purchases of investment securities, available-for-sale	(28,210)	(23,217)
Proceeds from maturities, calls, and paydowns of investment securities, available-for-sale	27,129	34,221
Proceeds from sales of investment securities, available-for-sale	—	17,750
Proceeds from maturities, calls and paydowns of securities, held-to-maturity	21,532	7,150
Change in loans, net	(153,101)	16,105
Purchase of premises and equipment	(431)	(231)
Proceeds from sales of premises and equipment	—	10
Proceeds from insurance-Branch fire	803	—
Proceeds from sales of other real estate owned and repossessions	540	870
Proceeds from bank-owned life insurance	—	700
Purchase of Federal Home Loan Bank Stock	(38)	(1,506)
Cash paid - Insurance acquisition	(3,500)	—
Net cash provided by (used in) investing activities	(135,276)	51,852
Financing Activities
Change in noninterest-bearing customer deposits	(27,498)	(61,369)
Change in interest-bearing customer deposits	15,785	(23,196)
Dividends paid for common stock	(4,022)	(3,951)
Repayments on Federal Home Loan Bank advances	(100,000)	(140,000)
Proceeds from Federal Home Loan Bank advances	100,000	170,000
Repayments on other borrowings	—	(20,000)
Proceeds from other borrowings	—	20,000
Redemption of subordinated debt	—	(500)
Repurchase and retirement of shares	(1,589)	(239)
Tax withholding related to vesting of restricted stock	(77)	(66)
Net cash used in financing activities	(17,401)	(59,321)
Net decrease in cash and cash equivalents	(118,889)	(1,320)
Cash and cash equivalents at beginning of period	231,034	83,322
Cash and cash equivalents at end of period	$112,145	$82,002

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)

	Six Months Ended
(dollars in thousands)	June 30, 2025	June 30, 2024
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$28,654	$30,019
Cash paid during the period for income taxes	2,020	2,911
Noncash Investing and Financing Activities
Transfers to other real estate	810	830

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
The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results which may be expected for the year ending December 31, 2025. These statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).
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
Concentrations of Credit Risk
Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At June 30, 2025, approximately 83% of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

contractual obligations is dependent upon the viability of the real estate economic sector. Management continues to monitor these concentrations and has considered these concentrations in its allowance for credit loss analysis.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(2) Investment Securities
The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)
June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale:
U.S. treasury securities	$9,965	$—	$—	$9,965
U.S. agency securities	2,781	—	(162)	2,619
Asset backed securities	15,492	—	(320)	15,172
State, county & municipal securities	110,308	3	(14,143)	96,168
Corporate debt securities	50,810	—	(4,873)	45,937
Mortgage-backed securities	220,556	711	(17,556)	203,711
Total	$409,912	$714	$(37,054)	$373,572

June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity:
U.S. treasury securities	$75,758	$—	$(1,546)	$74,212
U.S. agency securities	16,084	—	(856)	15,228
State, county & municipal securities	137,392	—	(15,378)	122,014
Mortgage-backed securities	180,400	—	(22,751)	157,649
Total	$409,634	$—	$(40,531)	$369,103

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale:
U.S. treasury securities	$3,173	$—	$—	$3,173
U.S. agency securities	3,001	—	(246)	2,755
Asset backed securities	17,925	17	(118)	17,824
State, county & municipal securities	110,952	—	(15,315)	95,637
Corporate debt securities	53,324	1	(5,543)	47,782
Mortgage-backed securities	221,005	207	(22,334)	198,878
Total	$409,380	$225	$(43,556)	$366,049

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity:
U.S. treasury securities	$91,004	$—	$(2,828)	$88,176
U.S. agency securities	16,151	—	(1,263)	14,888
State, county & municipal securities	137,190	—	(15,915)	121,275
Mortgage-backed securities	185,732	—	(27,051)	158,681
Total	$430,077	$—	$(47,057)	$383,020

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The Company elected to exclude accrued interest receivable from the amortized cost basis of available-for-sale and held-to-maturity securities disclosed throughout this note. As of June 30, 2025 and December 31, 2024, accrued interest receivable for available-for-sale and held-to-maturity securities totaled $2.4 million and $2.3 million, and $1.8 million and $1.8 million, respectively, and is included in the "Other assets" line item on the Company’s consolidated balance sheet.

The amortized cost and fair value of investment securities as of June 30, 2025, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$17,717	$17,636	$29,671	$29,523
Due after one year through five years	14,529	13,461	63,118	61,215
Due after five years through ten years	95,175	84,222	70,659	64,386
Due after ten years	61,935	54,542	65,786	56,330
	$189,356	$169,861	$229,234	$211,454

Mortgage-backed securities	220,556	203,711	180,400	157,649
	$409,912	$373,572	$409,634	$369,103
The Company had no sales of investment securities for the three and six month periods ended June 30, 2025. For the three and six month periods ended June 30, 2024, the Company had proceeds from the sale of investment securities of $9.2 million and $17.8 million, respectively, which resulted in gross realized losses of $425,000 and $980,000 for each respective period. The purpose of these sales was to restructure underperforming assets and reinvest in assets with higher yields.
Investment securities having a carrying value of approximately $449.4 million and $451.5 million were pledged to secure public deposits and for other purposes as of June 30, 2025 and December 31, 2024, respectively.
Information pertaining to available-for-sale securities with gross unrealized losses at June 30, 2025 and December 31, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2025
U.S. treasury securities	$9,965	$—	$—	$—	$9,965	$—
U.S. agency securities	—	—	2,619	(162)	2,619	(162)
Asset backed securities	7,045	(88)	8,127	(232)	15,172	(320)
State, county & municipal securities	40,532	(6,276)	55,092	(7,867)	95,624	(14,143)
Corporate debt securities	4,292	(459)	37,145	(4,414)	41,437	(4,873)
Mortgage-backed securities	6,460	(83)	149,678	(17,473)	156,138	(17,556)
	$68,294	$(6,906)	$252,661	$(30,148)	$320,955	$(37,054)

December 31, 2024
U.S. agency securities	—	—	2,755	(246)	2,755	(246)
Asset backed securities	3,715	(8)	8,269	(110)	11,984	(118)
State, county & municipal securities	2,829	(294)	92,808	(15,021)	95,637	(15,315)
Corporate debt securities	4,434	(720)	42,847	(4,823)	47,281	(5,543)
Mortgage-backed securities	21,278	(430)	160,343	(21,904)	181,621	(22,334)
	$32,256	$(1,452)	$307,022	$(42,104)	$339,278	$(43,556)
Information pertaining to held-to-maturity securities with gross unrealized losses at June 30, 2025 and December 31, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2025
U.S. treasury securities	$—	$—	$74,212	$(1,546)	$74,212	$(1,546)
U.S. agency securities	—	—	15,228	(856)	15,228	(856)
State, county & municipal securities	46,291	(6,657)	75,723	(8,721)	122,014	(15,378)
Mortgage-backed securities	—	—	157,649	(22,751)	157,649	(22,751)
	$46,291	$(6,657)	$322,812	$(33,874)	$369,103	$(40,531)

December 31, 2024
U.S. treasury securities	$—	$—	$88,176	$(2,828)	$88,176	$(2,828)
U.S. agency securities	—	—	14,888	(1,263)	14,888	(1,263)
State, county & municipal securities	18,751	(374)	102,524	(15,541)	121,275	(15,915)
Mortgage-backed securities	—	—	158,681	(27,051)	158,681	(27,051)
	$18,751	$(374)	$364,269	$(46,683)	$383,020	$(47,057)

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Management evaluates available-for-sale securities in an unrealized loss position at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities in an unrealized loss position as of June 30, 2025, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on management's review, the Company's available-for-sale securities have no expected credit losses and no related allowance for credit losses has been established.
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
At June 30, 2025, there were 225 available-for-sale securities and 154 held-to-maturity securities that had unrealized losses. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are due to reasons of credit quality.
The Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), as amended on January 1, 2023 which included evaluation of expected credit losses on debt securities. As part of the Company's calculated credit losses, the allowance for credit losses on investment securities was determined to be de minimis due to the high credit quality of the portfolio, which includes securities issued or guaranteed by the U.S. treasury and U.S. government agencies and high quality municipalities. Therefore, no allowance for credit losses was recorded as of June 30, 2025. See Note 1 for additional details on the allowance for credit losses as it relates to the securities portfolio.
(3) Loans
The following table presents the composition of loans segregated by class of loans, as of June 30, 2025 and December 31, 2024.

(dollars in thousands)	June 30, 2025	December 31, 2024
Construction, land & land development	$238,078	$205,046
Other commercial real estate	1,059,149	990,648
Total commercial real estate	1,297,227	1,195,694
Residential real estate	356,515	344,167
Commercial, financial & agricultural	212,872	213,910
Consumer and other	126,966	89,209
Total loans	$1,993,580	$1,842,980

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Included in the above table are government guaranteed loans totaling $81.2 million at June 30, 2025 and $81.6 million at December 31, 2024. The following table presents the composition of government guaranteed loans segregated by class of loans for each respective period.

(dollars in thousands)	June 30, 2025	December 31, 2024
Construction, land & land development	$2,297	$2,317
Other commercial real estate	39,280	41,471
Total commercial real estate	41,577	43,788
Residential real estate	9,119	9,348
Commercial, financial & agricultural	30,546	28,500
Total loans	$81,242	$81,636

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of June 30, 2025 and December 31, 2024, accrued interest receivable for loans totaled $9.2 million and $8.8 million, respectively, and is included in the "Other assets" line item on the Company’s consolidated balance sheet.

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
The following tables present the loan portfolio segregated by class of loans and the risk category of term loans by vintage year, which is the year of origination or most recent renewal, as of June 30, 2025 and December 31, 2024. Those loans with a risk grade of 1, 2, 3, 4, 5 and 98 have been combined in the pass line for presentation purposes. Loans with a risk grade of 7, 8 and 99 have been combined in the substandard line. There were no loans with a risk rating of "doubtful" or "loss" at June 30, 2025 or December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolvers	Revolvers converted to term loans	Total
June 30, 2025
Construction, land & land development
Risk rating
Pass	$81,401	$70,786	$30,984	$27,544	$18,354	$6,753	$49	$—	$235,871
Special Mention	—	—	1,398	—	—	403	281	—	2,082
Substandard	—	41	—	—	—	84	—	—	125
Total Construction, land & land development	81,401	70,827	32,382	27,544	18,354	7,240	330	—	238,078

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate
Risk rating
Pass	99,137	79,995	76,528	336,483	174,567	249,152	11,437	1,817	1,029,116
Special Mention	—	—	5,592	2,746	151	4,334	—	525	13,348
Substandard	522	4,413	2,250	6,535	528	1,585	649	203	16,685
Total Other commercial real estate	99,659	84,408	84,370	345,764	175,246	255,071	12,086	2,545	1,059,149

Current period gross write offs	—	—	206	—	—	20	—	—	226

Residential real estate
Risk rating
Pass	27,942	18,482	72,172	108,192	41,116	55,836	24,738	813	349,291
Special Mention	—	—	1,297	—	1,670	2,838	196	—	6,001
Substandard	47	—	—	423	270	483	—	—	1,223
Total Residential real estate	27,989	18,482	73,469	108,615	43,056	59,157	24,934	813	356,515

Current period gross write offs	—	—	—	140	—	42	—	—	182

Commercial, financial & agricultural
Risk rating
Pass	24,523	41,086	36,921	28,157	10,913	20,039	35,374	647	197,660
Special Mention	1,655	830	932	1,227	130	4	3,362	—	8,140
Substandard	—	106	3,234	709	2,361	260	402	—	7,072
Total Commercial, financial & agricultural	26,178	42,022	41,087	30,093	13,404	20,303	39,138	647	212,872

Current period gross write offs	36	189	121	502	6	60	—	—	914

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Consumer and other
Risk rating
Pass	53,172	36,959	32,452	1,892	579	1,252	512	10	126,828
Special Mention	—	132	—	—	—	—	—	—	132
Substandard	—	1	5	—	—	—	—	—	6
Total Consumer and other	53,172	37,092	32,457	1,892	579	1,252	512	10	126,966

Current period gross write offs	24	465	49	4	—	12	—	—	554

Total Loans
Risk rating
Pass	286,175	247,308	249,057	502,268	245,529	333,032	72,110	3,287	1,938,766
Special Mention	1,655	962	9,219	3,973	1,951	7,579	3,839	525	29,703
Substandard	569	4,561	5,489	7,667	3,159	2,412	1,051	203	25,111
Total Loans	$288,399	$252,831	$263,765	$513,908	$250,639	$343,023	$77,000	$4,015	$1,993,580

Total current period gross write offs	$60	$654	$376	$646	$6	$134	$—	$—	$1,876

	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolvers	Revolvers converted to term loans	Total
December 31, 2024
Construction, land & land development
Risk rating
Pass	$98,269	$47,378	$25,930	$23,193	$1,979	$5,379	$53	$—	$202,181
Special Mention	—	2,088	—	—	411	—	281	—	2,780
Substandard	—	—	—	—	—	85	—	—	85
Total Construction, land & land development	98,269	49,466	25,930	23,193	2,390	5,464	334	—	205,046

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate
Risk rating
Pass	55,169	85,172	343,123	180,568	76,905	194,444	21,341	1,849	958,571
Special Mention	850	1,999	4,288	173	2,344	7,376	610	1,069	18,709
Substandard	4,114	2,586	2,875	459	352	2,419	563	—	13,368
Total Other commercial real estate	60,133	89,757	350,286	181,200	79,601	204,239	22,514	2,918	990,648

Current period gross write offs	—	—	—	—	—	20	—	—	20

Residential real estate
Risk rating
Pass	16,675	76,074	112,784	45,111	18,978	44,892	23,222	926	338,662
Special Mention	—	1,672	374	—	—	1,989	204	—	4,239
Substandard	—	—	442	270	28	526	—	—	1,266
Total Residential real estate	16,675	77,746	113,600	45,381	19,006	47,407	23,426	926	344,167

Current period gross write offs	—	—	400	18	—	9	—	—	427

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
Collateral-Dependent Loans
Loans are classified as collateral-dependent when the borrower is experiencing financial difficulty, and we expect repayment to be provided substantially through the operation or sale of collateral. Our commercial loans have collateral that is comprised of real estate and business assets. Our consumer loans have collateral that is substantially comprised of residential real estate. The Company had $2.1 million and $3.1 million in collateral-dependent loans at June 30, 2025 and December 31, 2024, respectively.
There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the three and six month periods ended June 30, 2025 and June 30, 2024.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of June 30, 2025 and December 31, 2024:

(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
June 30, 2025
Construction, land & land development	$—	$—	$—	$—	$238,078	$238,078
Other commercial real estate	2,451	—	2,451	3,779	1,052,919	1,059,149
Total commercial real estate	2,451	—	2,451	3,779	1,290,997	1,297,227
Residential real estate	557	—	557	1,182	354,776	356,515
Commercial, financial & agricultural	831	—	831	5,616	206,425	212,872
Consumer and other	733	107	840	7	126,119	126,966
Total Loans	$4,572	$107	$4,679	$10,584	$1,978,317	$1,993,580

December 31, 2024
Construction, land & land development	$544	$—	$544	$—	$204,502	$205,046
Other commercial real estate	2,441	—	2,441	4,833	983,374	990,648
Total commercial real estate	2,985	—	2,985	4,833	1,187,876	1,195,694
Residential real estate	3,689	—	3,689	1,204	339,274	344,167
Commercial, financial & agricultural	1,348	—	1,348	4,559	208,003	213,910
Consumer and other	339	152	491	64	88,654	89,209
Total Loans	$8,361	$152	$8,513	$10,660	$1,823,807	$1,842,980
The following tables display a summary of the Company's nonaccrual loans by major categories for the periods indicated.

	June 30, 2025
(dollars in thousands)	Nonaccrual Loans with No Related ACL	Nonaccrual Loans with a Related ACL	Total Nonaccrual Loans

Construction, land & land development	$—	$—	$—
Other commercial real estate	—	3,779	3,779
Total commercial real estate	—	3,779	3,779
Residential real estate	—	1,182	1,182
Commercial, financial & agricultural	1,872	3,744	5,616
Consumer and other	—	7	7
Total Loans	$1,872	$8,712	$10,584

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2024
(dollars in thousands)	Nonaccrual Loans with No Related ACL	Nonaccrual Loans with a Related ACL	Total Nonaccrual Loans

Construction, land & land development	$—	$—	$—
Other commercial real estate	1,482	3,351	4,833
Total commercial real estate	1,482	3,351	4,833
Residential real estate	—	1,204	1,204
Commercial, financial & agricultural	—	4,559	4,559
Consumer and other	—	64	64
Total Loans	$1,482	$9,178	$10,660
Interest income recorded on nonaccrual loans during the three months ended June 30, 2025 and 2024 was $145,000 and $135,000, respectively. Interest income recorded on nonaccrual loans during the six months ended June 30, 2025 and 2024 was $379,000 and $217,000, respectively.
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
There were no loans modified due to a financial difficulty during the three and six month periods ended June 30, 2025. The following tables present loans modified due to a financial difficulty under the above terms during the three and six month periods ended June 30, 2024.

Three months ended June 30, 2025

	Three months ended June 30, 2024
(dollars in thousands)	Term Extension	Payment Delay	Term Extension and Payment Delay	Total*
Other commercial real estate	135	—	146	281
Commercial, financial & agricultural	$—	$—	$37	$37
Total Loans	$135	$—	$183	$318
*less than 0.03% of total class of receivable
There were a total of three loans in the above categories for the three months ended June 30, 2024. The commercial real estate loans consisted of two loans, each with a term extension of one year with one loan also given a payment delay. The one commercial, financial & agricultural loan had been given a payment delay and a term extension of five years.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Six months ended June 30, 2025

	Six months ended June 30, 2024
(dollars in thousands)	Term Extension	Payment Delay	Term Extension and Payment Delay	Total*
Other commercial real estate	$135	$—	$146	$281
Commercial, financial & agricultural	—	329	37	366
Total Loans	$135	$329	$183	$647
*less than 0.2% of total class of receivable
There were a total of four loans in the above categories for the six months ended June 30, 2024. The commercial real estate loans consisted of two loans, each with a term extension of one year with one loan also given a payment delay. There were two commercial, financial & agricultural loans, each of which had been given a payment delay and one with a term extension of five years.
The Company had no loans that subsequently defaulted during the three month period ended June 30, 2025 and one commercial, financial & agricultural loan that subsequently defaulted during the six month period ended June 30, 2025 due to late payments. This loan had been given a payment delay as well as a term extension.
There were no loans that subsequently defaulted during the three and six month periods ended June 30, 2024.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(4) Allowance for Credit Losses
The ACL for loans represents management's estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet. The following tables present the balance sheet activity in the ACL by portfolio segment for loans for the three and six month periods ended June 30, 2025 and June 30, 2024.

(dollars in thousands)	Balance March 31, 2025	Charge-Offs	Recoveries	Provision for credit losses on loans	Balance, June 30, 2025
Three Months Ended June 30, 2025
Construction, land & land development	$1,078	$—	$—	$453	$1,531
Other commercial real estate	6,515	(46)	5	(1,046)	5,428
Total commercial real estate	7,593	(46)	5	(593)	6,959
Residential real estate	5,753	(181)	88	(208)	5,452
Commercial, financial & agricultural	3,545	(652)	8	159	3,060
Consumer and other	3,106	(278)	7	847	3,682
Total allowance for credit losses on loans	$19,997	$(1,157)	$108	$205	$19,153

(dollars in thousands)	Balance March 31, 2024	Charge-Offs	Recoveries	Provision for credit losses on loans	Balance, June 30, 2024
Three Months Ended June 30, 2024
Construction, land & land development	$2,046	$—	$1	$(752)	$1,295
Other commercial real estate	7,389	—	9	(2)	7,396
Total commercial real estate	9,435	—	10	(754)	8,691
Residential real estate	5,327	(270)	39	894	5,990
Commercial, financial & agricultural	2,020	(356)	37	314	2,015
Consumer and other	1,875	(131)	4	362	2,110
Total allowance for credit losses on loans	$18,657	$(757)	$90	$816	$18,806

(dollars in thousands)	Balance December 31, 2024	Charge-Offs	Recoveries	Provision for credit losses on loans	Balance, June 30, 2025
Six Months Ended June 30, 2025
Construction, land & land development	$1,306	$—	$1	$224	1,531
Other commercial real estate	6,459	(226)	10	(815)	5,428
Total commercial real estate	7,765	(226)	11	(591)	6,959
Residential real estate	5,502	(182)	128	4	5,452
Commercial, financial & agricultural	2,904	(914)	63	1,007	3,060
Consumer and other	2,809	(554)	19	1,408	3,682
Total allowance for credit losses on loans	$18,980	$(1,876)	$221	$1,828	$19,153

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Balance December 31, 2023	Charge-Offs	Recoveries	Provision for credit losses on loans	Balance, June 30, 2024
Six Months Ended June 30, 2024
Construction, land & land development	$2,204	$—	$2	$(911)	$1,295
Other commercial real estate	7,064	(20)	18	334	7,396
Total commercial real estate	9,268	(20)	20	(577)	8,691
Residential real estate	5,105	(340)	207	1,018	5,990
Commercial, financial & agricultural	2,110	(1,014)	59	860	2,015
Consumer and other	1,888	(251)	8	465	2,110
Total allowance for loan losses	$18,371	$(1,625)	$294	$1,766	$18,806
Colony used a one-year reasonable and supportable forecast period. The changes in loss rates used as the basis for the estimate of credit losses during this period were modeled using historical data from peer banks and macroeconomic forecast data obtained from a third party vendor, which were then applied to Colony's recent default experience as a starting point. As of June 30, 2025, the Company expects that the markets in which it operates will experience stable economic and unemployment conditions with the trend of delinquencies returning to more normalized levels, over the next year. Management adjusted the historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio.
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
The following table presents the balance and activity in the allowance for credit losses for unfunded commitments for the three and six month periods ended June 30, 2025 and June 30, 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Beginning balance	$690	$1,425	$813	$1,375
Provision for (recovery of) unfunded commitments	245	(166)	122	(116)
Ending balance	$935	$1,259	$935	$1,259

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
The derivatives recorded in "Other assets" on the Company's balance sheet at June 30, 2025, have a total value of $10,000, with all $10,000 representing cash flow hedges. The derivatives recorded in "Other liabilities" on the Company's balance sheet at June 30, 2025 have a total value of $560,000, with $363,000 representing cash flow hedges and $197,000 representing fair value hedges.
Gains were recorded on the swap transactions, which totaled $77,000 and $177,000 for the three months ended June 30, 2025 and 2024, respectively and $156,000 and $351,000 for the six months ended June 30, 2025 and 2024, respectively, as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to swaps are reclassified to interest income or expense as interest payments are made on the Bank's fixed rate assets and variable rate liabilities.
The following table presents the amounts recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to the interest rate swaps for the three and six month periods ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Cash flow hedging relationships
Amount of gain(loss) recognized in OCI, net of tax	$(104)	$126	$(431)	$722
Amount of gain reclassified from OCI to interest expense, net of tax	57	140	116	277

Fair value hedging relationships
Amount of gain(loss) recognized in OCI, net of tax	(175)	—	(533)	—
Amount recognized in interest income, net of tax	76	—	146	—

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(6) Borrowings
The following table presents information regarding the Company’s outstanding borrowings at June 30, 2025 and December 31, 2024:

(dollars in thousands)	June 30, 2025	December 31, 2024
Federal Home Loan Bank advances	185,000	185,000
Other borrowings	63,086	63,039
	$248,086	$248,039
Advances from the Federal Home Loan Bank (“FHLB”) have maturities ranging from 2025 to 2029 and interest rates ranging from 3.69% to 4.73%. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans, commercial real estate loans, farmland loans, multifamily loans and HELOC loans. At June 30, 2025, the lendable collateral value of those loans pledged is $226.2 million. At June 30, 2025, the Company had remaining credit availability from the FHLB of $605.1 million. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.
The Company's debentures issued in connection with trust preferred securities are recorded as other borrowings on the consolidated balance sheets, but, subject to certain limitations, qualify as Tier 1 capital for regulatory capital purposes. At June 30, 2025 and December 31, 2024, $24.2 million of debentures underlying trust preferred securities were outstanding. The proceeds from the offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the bank subsidiary. The debentures underlying the trust preferred securities require quarterly interest payments.
The Company also has fixed-to-floating rate subordinated notes which are due 2032 (the "Notes"). The Notes bear a fixed rate of 5.25% for the first five years and reset quarterly thereafter to the then current three-month SOFR, as published by the Federal Reserve Bank of New York, plus 265 basis points for the five-year floating term. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after May 20, 2027, or at any time, in whole but not in part, upon certain other specified events. At June 30, 2025 and December 31, 2024, $38.9 million and $38.8 million, respectively, of the Notes, net of debt issuance costs were outstanding. The Notes are recorded as other borrowings on the consolidated balance sheets and, subject to certain limitations, qualify as Tier 2 capital for regulatory capital purposes.
The aggregate stated maturities of other borrowed money at June 30, 2025 are as follows:

(dollars in thousands)
Year	Amount
2025	$50,000
2026	25,000
2027	15,000
2028	65,000
2029	30,000
2030 and After	63,086
$248,086
The Company also has available federal funds lines of credit with various financial institutions totaling $114.5 million, with no outstanding balance at June 30, 2025.
The Company has the ability to borrow funds from the Federal Reserve Bank (“FRB”) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At June 30, 2025, the Company had $109.4 million borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(7) Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock.
The following table presents earnings per share for the three and six month periods ended June 30, 2025 and 2024.

(dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income available to common stockholders	$7,978	$5,474	$14,591	$10,807

Denominator
Weighted average number of common shares
Outstanding for basic earnings per common share	17,448,945	17,551,007	17,478,836	17,555,609
Weighted-average number of shares outstanding for diluted earnings per common share	17,448,945	17,551,007	17,478,836	17,555,609

Earnings per share - basic	$0.46	$0.31	$0.83	$0.62

Earnings per share - diluted	$0.46	$0.31	$0.83	$0.62

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
At June 30, 2025 and December 31, 2024 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(dollars in thousands)	June 30, 2025	December 31, 2024
Loan commitments	$384,801	$329,924
Letters of credit	5,438	5,947
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
Legal Contingencies. In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. As of June 30, 2025, the aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.
Wire Fraud Incident and Insurance Recovery Contingency: In March 2025, the Company was the target of a wire fraud incident. Upon discovery, the Company promptly implemented enhanced internal controls and notified law enforcement and regulatory authorities. After an investigation, it was determined that the incident did not impact any customer accounts or compromise any customer data.
The Company maintains insurance coverage for such incidents through both commercial insurance and through a captive insurance company that covers losses and deductibles. Accordingly, the Company has recognized a receivable in other assets for amounts not recovered during the first quarter totaling $2.9 million, with no net impact recorded to the Company’s condensed consolidated statement of income. Based on discussions in the second quarter with the Company’s insurance carriers and review of applicable insurance policies, management continues to believe the full $2.9 million in unrecovered funds is collectible and will be recovered under the policies. The ultimate amount of recovery remains subject to confirmation by the insurance carriers, and any differences will be recognized in the period in which they become known.

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
Loans, net – The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value. The loans are classified as Level 3.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2025 and December 31, 2024 are as follows:

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Assets
Cash and short-term investments	$112,145	$112,145	$112,145	$—	$—
Investment securities available-for-sale	373,572	373,572	—	366,761	6,811
Investment securities held-to-maturity	409,634	369,103	—	369,103	—
Other investments	17,927	17,927	—	17,927	—
Loans held for sale	22,163	22,163	—	22,163	—
Loans, net	1,974,427	1,876,358	—	—	1,876,358
Derivative assets	10	10	—	10	—

Liabilities
Deposits	2,556,230	2,552,984	—	2,552,984	—
Federal Home Loan Bank advances	185,000	184,233	—	184,233	—
Other borrowings	63,086	53,745	—	53,745	—
Derivative liabilities	560	560	—	560	—

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Cash and short-term investments	$231,034	$231,034	$231,034	$—	$—
Investment securities available-for-sale	366,049	366,049	—	357,128	8,921
Investment securities held-to-maturity	430,077	383,020	—	383,020	—
Other investments	17,694	17,694	—	17,694	—
Loans held for sale	39,786	39,786	—	39,786	—
Loans, net	1,824,000	1,703,487	—	—	1,703,487
Derivative assets	784	784	—	784	—

Liabilities
Deposits	2,567,943	2,564,143	—	2,564,143	—
Federal Home Loan Bank advances	185,000	186,468	—	186,468	—
Other borrowings	63,039	52,057	—	52,057	—
Derivative liabilities	47	47	—	47	—
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
Equity Securities - Equity securities with readily determinable fair values are recorded at fair value on a recurring basis. Fair value measurement for equity securities are estimated using quoted prices of securities with similar characteristics and therefore are classified within level 2 of the valuation hierarchy.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis – The following tables present the recorded amount of the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2025 and December 31, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall. The tables below include collateral dependent impaired loans and other real estate properties at June 30, 2025 and December 31, 2024. Those collateral dependent impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2025
Recurring
Investment securities available-for-sale
U.S. treasury securities	$9,965	$—	$9,965	$—
U.S. agency securities	2,619	—	2,619	—
Asset backed securities	15,172	—	15,172	—
State, county & municipal securities	96,168	—	96,168	—
Corporate debt securities	45,937	—	39,126	6,811
Mortgage-backed securities	203,711	—	203,711	—
Total investment securities available-for-sale	373,572	—	366,761	6,811
Equity securities with readily determinable fair values	5,992	—	5,992	—
Loans held for sale	22,163	—	22,163	—
Derivative assets	10	—	10	—
Total recurring assets	$401,737	$—	$394,926	$6,811

Derivative liabilities	$560	$—	$560	$—
Total recurring liabilities	$560	$—	$560	$—

Nonrecurring
Collateral dependent loans	$2,138	$—	$—	$2,138
Other real estate owned	710	—	—	710
Total nonrecurring assets	$2,848	$—	$—	$2,848

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2024
Recurring
Investment securities available-for-sale
U.S. treasury securities	$3,173	$—	$3,173	$—
U.S. agency securities	2,755	—	2,755	—
Asset backed securities	17,824	—	17,824	—
State, county & municipal securities	95,637	—	95,637	—
Corporate debt securities	47,782	—	41,234	6,548
Mortgage-backed securities	198,878	—	196,505	2,373
Total investment securities available-for-sale	366,049	—	357,128	8,921
Equity securities with readily determinable fair values	5,797	—	5,797	—
Loans held for sale	39,786	—	39,786	—
Derivative assets	784	—	784	—
Total recurring assets	$412,416	$—	$403,495	$8,921

Derivative liabilities	$47	$—	$47	$—
Total recurring liabilities	$47	$—	$47	$—

Nonrecurring
Collateral dependent loans	$3,075	$—	$—	$3,075
Other real estate owned	202	—	—	202
Total nonrecurring assets	$3,277	$—	$—	$3,277

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at June 30, 2025 and December 31, 2024. This table is comprised of collateral dependent impaired loans and other real estate owned:

(dollars in thousands)	June 30, 2025	Valuation Techniques	Unobservable Inputs	Discount rate
Collateral dependent loans	$2,138	Appraised Value	Discounts to reflect estimated costs to sell	10%
Other real estate owned	710	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	10%

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	December 31, 2024	Valuation Techniques	Unobservable Inputs	Discount rate
Collateral dependent loans	$3,075	Appraised Value	Discounts to reflect estimated costs to sell	10%
Other real estate owned	202	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	10%

The following table presents quantitative information about recurring level 3 fair value measurements as of June 30, 2025 and December 31, 2024.

	As of June 30, 2025
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Available-for-sale securities	$6,811	Discounted Cash Flow	Discount Rate or Yield	N/A

	As of December 31, 2024
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Available-for-sale securities	$8,921	Discounted Cash Flow	Discount Rate or Yield	N/A
The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three and six months ended June 30, 2025.

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
(dollars in thousands)	Available-for-sale securities	Available-for-sale securities
Balance, Beginning	$9,108	$8,921
Redemptions/Payments	(2,365)	(2,380)
Fair value adjustments	68	270
Transfers between levels	—	—
Balance, Ending	$6,811	$6,811
The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers between levels for the three and six months ended June 30, 2025.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(10) Segment Information
ASC Topic 820 - Segment Reporting identifies operating segments as components of an enterprise which are evaluated regularly by the Company's Chief Operating Decision Maker, our Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company has applied the aggregation criterion set forth in this codification to the results of its operations. The Company’s operating segments include banking, mortgage banking and small business specialty lending division. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. The Small Business Specialty Lending Division segment derives its revenue from the origination, sales and servicing of Small Business Administration loans and other government guaranteed loans. Segment performance is evaluated using net interest income and noninterest income. Income taxes are assessed based on income before income taxes, and indirect expenses (including management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. The following tables present information reported internally for performance assessment for the three and six months ended June 30, 2025 and 2024:

(dollars in thousands)	Bank		Mortgage Banking	Small Business Specialty Lending Division		Totals
Three Months Ended June 30, 2025
Net Interest Income	$21,319		$44	$1,022		$22,385
Provision for Credit Losses	(330)		—	780		450
Net Interest Income after Provision for Credit Losses	21,649		44	242		21,935
Mortgage Fee Income	—		1,984	—		1,984
Gain on Sale of SBA Loans	—		—	1,550		1,550
Other	5,969	(1)	—	595	(2)	6,564
Total Noninterest Income	5,969		1,984	2,145		10,098
Salaries and Employee Benefits	9,619		1,764	1,482		12,865
Other (3)	8,650		(54)	543		9,139
Total Noninterest Expense	18,269		1,710	2,025		22,004
Income Taxes	1,908		69	74		2,051
Segment Profit	$7,441		$249	$288		$7,978

(1) Includes service charges on deposits, interchange fees, BOLI income, insurance commissions and other noninterest income.
(2) Represents SBA loan related fee income.
(3) Includes occupancy and equipment, information technology expense, professional fees, advertising and public relations, communications and other noninterest expenses.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Bank		Mortgage Banking	Small Business Specialty Lending Division		Totals
Three Months Ended June 30, 2024
Net Interest Income	$17,217		$50	$1,142		$18,409
Provision for Credit Losses	96		—	554		650
Net Interest Income after Provision for Credit Losses	17,121		50	588		17,759
Mortgage Fee Income	(14)		1,456	—		1,442
Gain on Sale of SBA Loans	—		—	2,347		2,347
Other	5,100	(1)	—	608	(2)	5,708
Total Noninterest Income	5,086		1,456	2,955		9,497
Salaries and Employee Benefits	9,164		1,410	1,704		12,278
Other (3)	7,971		(84)	165		8,052
Total Noninterest Expense	17,135		1,326	1,869		20,330
Income Taxes	1,060		42	350		1,452
Segment Profit	$4,012		$138	$1,324		$5,474

(1) Includes service charges on deposits, loss on sales of securities, interchange fees, BOLI income, insurance commissions and other noninterest income.
(2) Represents SBA loan related fee income.
(3) Includes occupancy and equipment, information technology expense, professional fees, advertising and public relations, communications and other noninterest expenses.

(dollars in thousands)	Bank		Mortgage Banking	Small Business Specialty Lending Division		Totals
Six Months Ended June 30, 2025
Net Interest Income	$41,308		$97	$1,932		$43,337
Provision for Credit Losses	891		—	1,059		1,950
Net Interest Income after Provision for Credit Losses	40,417		97	873		41,387
Mortgage Fee Income	—		3,563	—		3,563
Gain on Sale of SBA Loans	—		—	2,585		2,585
Other	11,743	(1)	—	1,251	(2)	12,994
Total Noninterest Income	11,743		3,563	3,836		19,142
Salaries and Employee Benefits	18,507		3,218	3,045		24,770
Other (3)	16,552		93	810		17,455
Total Noninterest Expense	35,059		3,311	3,855		42,225
Income Taxes	3,459		79	175		3,713
Segment Profit	$13,642		$270	$679		$14,591

Segments Assets at June 30, 2025	$3,010,416		$14,296	$90,905		$3,115,617

Full time employees June 30, 2025	390		43	34		467

(1) Includes service charges on deposits, interchange fees, BOLI income, insurance commissions and other noninterest income.
(2) Represents SBA loan related fee income.
(3) Includes occupancy and equipment, information technology expense, professional fees, advertising and public relations, communications and other noninterest expenses.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Bank		Mortgage Banking	Small Business Specialty Lending Division		Totals
Six Months Ended June 30, 2024
Net Interest Income	$34,769		$90	$2,204		$37,063
Provision for Credit Losses	551		—	1,099		1,650
Net Interest Income after Provision for Credit Losses	34,218		90	1,105		35,413
Mortgage Fee Income	70		2,621	—		2,691
Gain on Sale of SBA Loans	—		—	4,393		4,393
Other	10,696	(1)	—	1,204	(2)	11,900
Total Noninterest Income	10,766		2,621	5,597		18,984
Salaries and Employee Benefits	18,330		2,634	3,332		24,296
Other (3)	15,934		(90)	587		16,431
Total Noninterest Expense	34,264		2,544	3,919		40,727
Income Taxes	2,226		43	594		2,863
Segment Profit	$8,494		$124	$2,189		$10,807

Segments Assets at December 31, 2024	$2,985,856		$17,970	$105,956		$3,109,782

Full time employees June 30, 2024	385		42	33		460

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
As of June 30, 2025, the Company and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized, the Company and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the tables below, and have met certain other requirements. Management believes that the Company and the Bank exceeded all well-capitalized requirements at June 30, 2025, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.
The following tables summarize regulatory capital information as of June 30, 2025 and December 31, 2024 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for June 30, 2025 and December 31, 2024 were calculated in accordance with the Basel III rules.

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2025
Total Capital to Risk-Weighted Assets
Consolidated	$358,717	16.06%	$178,688	8.00%	$223,361	10.00%
Colony Bank	314,562	14.14	177,970	8.00	222,463	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	299,773	13.42	134,027	6.00	178,702	8.00
Colony Bank	294,474	13.24	133,447	6.00	177,930	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	275,544	12.34	100,482	4.50	145,141	6.50
Colony Bank	294,474	13.24	100,086	4.50	144,568	6.50

Tier 1 Capital to Average Assets
Consolidated	299,773	9.61	124,775	4.00	155,969	5.00
Colony Bank	294,474	9.48	124,251	4.00	155,313	5.00

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Total Capital to Risk-Weighted Assets
Consolidated	$352,495	17.10%	$164,910	8.00%	$206,137	10.00%
Colony Bank	314,266	15.29	164,430	8.00	205,537	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	293,893	14.26	123,658	6.00	164,877	8.00
Colony Bank	294,474	14.33	123,297	6.00	164,396	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	269,664	13.08	92,774	4.50	134,007	6.50
Colony Bank	294,474	14.33	92,473	4.50	133,572	6.50

Tier 1 Capital to Average Assets
Consolidated	293,893	9.50	123,744	4.00	154,681	5.00
Colony Bank	294,474	9.55	123,340	4.00	154,175	5.00

(12) Subsequent Events
Dividend
On July 22, 2025, the Board of Directors declared a quarterly cash dividend of $0.1150 per share, to be paid on its common stock on August 20, 2025, to shareholders of record as of the close of business on August 6, 2025.
Merger Announcement
The Company and TC Bancshares, Inc. (OTCQX: TCBC) ("TCBC"), the holding company for TC Federal Bank, on July 23, 2025, jointly announced the signing of an Agreement and Plan of Merger under which the Company has agreed to acquire 100% of the common stock of TCBC in a combined stock-and-cash transaction valued at approximately $86.1 million. Upon completion of the transaction, the combined organization is expected to have approximately $3.8 billion in total assets, $2.4 billion in total loans and $3.1 billion in total deposits. The transaction is expected to be immediately accretive to the Company's earnings per share, excluding transaction costs.
The Agreement and Plan of Merger has been approved by the Boards of Directors of the Company and TCBC. The closing of the transaction, which is expected to occur in the fourth quarter of 2025, is subject to customary conditions, including regulatory approval and approval by the shareholders of the Company and TCBC.
Under the terms of the Agreement and Plan of Merger, each TCBC shareholder will have the right to elect to receive either $21.25 in cash or 1.25 shares of the Company's common stock in exchange for each share of TCBC common stock, subject to customary proration and allocation procedures such that approximately 20% of TCBC common stock will be converted to cash consideration and the remaining 80% of TCBC common stock will be converted to Company common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Colony Bankcorp, Inc. and our wholly owned subsidiary, Colony Bank, from December 31, 2024 through June 30, 2025 and on our results of operations for the three and six months ended June 30, 2025 and 2024. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto in the Company's 2024 Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
Forward-looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance and statements regarding the proposed merger of TC Bancshares, Inc. ("TCBC") with the Company (the "Proposed Merger") and expectations with regard to the benefits of the Proposed Merger. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
•the risks related to the Proposed Merger, without limitation: (a) the risk that the cost savings and any revenue synergies from the Proposed Merger is less than or different from expectations, (b) disruption from the Proposed Merger with customer, supplier, or employee relationships, (c) the occurrence of any event, change, or other circumstances that could give rise to the termination of the Agreement and Plan of Merger by and between the Company and TCBC, (d) the failure to obtain necessary regulatory approvals for the Proposed Merger, (e) the failure to obtain the approval of the Company's and TCBC's shareholders in connection with the Proposed Merger, (f) the possibility that the costs, fees, expenses and charges related to the Proposed Merger may be greater than anticipated, including as a result of unexpected or unknown factors, events, or liabilities, (g) the failure of the conditions to the Proposed Merger to be satisfied, (h) the risks related to the integration of the combined businesses, including the risk that the integration will be materially delayed or will be more costly or difficult than expected, (i) the diversion of management time on merger-related issues, (j) the ability of the Company to effectively manage the larger and more complex operations of the combined company following the Proposed Merger, (k) the risks associated with the Company's pursuit of future acquisitions, (l) the risk of expansion into new geographic or product markets, (m) reputational risk and the reaction of the parties' customers to the Proposed Merger, (n) the Company's ability to successfully execute its various business strategies, including its ability to execute on potential acquisition opportunities, (o) the risk of potential litigation or regulatory action related to the Proposed Merger, and (p) general competitive, economic, political, and market conditions;
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
•a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget; and
•other risks and factors identified in our 2024 Form 10-K, this Quarterly Report on Form 10-Q for the period ended June 30, 2025, and in any of the Company's other reports filed with the U.S. Securities and Exchange Commission and available on its website at www.sec.gov.
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
Proposed Acquisition of TC Bancshares, Inc. and TC Federal Bank
The Company and TC Bancshares, Inc. (OTCQX: TCBC) ("TCBC"), the holding company for TC Federal Bank, on July 23, 2025, jointly announced the signing of an Agreement and Plan of Merger under which the Company has agreed to acquire 100% of the common stock of TCBC in a combined stock-and-cash transaction valued at approximately $86.1 million. Upon completion of the transaction, the combined organization is expected to have approximately $3.8 billion in total assets, $2.4 billion in total loans and $3.1 billion in total deposits. The transaction is expected to be immediately accretive to the Company's earnings per share, excluding transaction costs.

The Agreement and Plan of Merger has been approved by the Boards of Directors of the Company and TCBC. The closing of the transaction, which is expected to occur in the fourth quarter of 2025, is subject to customary conditions, including regulatory approval and approval by the shareholders of the Company and TCBC.
Under the terms of the Agreement and Plan of Merger, each TCBC shareholder will have the right to elect to receive either $21.25 in cash or 1.25 shares of the Company's common stock in exchange for each share of TCBC common stock, subject to customary proration and allocation procedures such that approximately 20% of TCBC common stock will be converted to cash consideration and the remaining 80% of TCBC common stock will be converted to Company common stock.
Overview
The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of June 30, 2025 and December 31, 2024, and results of operations for the three and six month periods ended June 30, 2025 and 2024. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.
At June 30, 2025, the Company had total consolidated assets of $3.1 billion, total loans, net of $2.0 billion, total deposits of $2.6 billion, and stockholders’ equity of $293.9 million. The Company reported net income of $8.0 million, or $0.46 per diluted share, for the three months ended June 30, 2025 and $14.6 million, or $0.83 per diluted share, for the first six months of 2025 compared to net income of $5.5 million, or $0.31 per diluted share, for the three months ended June 30, 2024 and $10.8 million, or $0.62 per diluted share, for the first six months of 2024. The increase in net income for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily a result of increases in interest income, seen in the loan, investment securities and deposit in banks categories along with an increase in noninterest income and slight decrease in interest expense, that was partially offset by an increase in noninterest expense. The increase in net income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily a result of increases in interest income, seen in the loan and deposit in banks categories as well as an increase in noninterest income and slight decrease in interest expense, that was partially offset by an increase in noninterest expense.
Net interest income on a tax equivalent basis was $22.6 million for the second quarter of 2025 compared to $18.6 million for the second quarter of 2024, an increase of $4.0 million. Net interest income on a tax equivalent basis for the six months ended June 30, 2025 was $43.7 million, compared to $37.4 million for the six months ended June 30, 2024, an increase of $6.3 million. These increases are the result of an increase in income on interest earning assets along with a decrease in expense on interest bearing liabilities. Income on interest earning assets increased $3.5 million to $37.0 million for the second quarter of 2025 compared to the respective period in 2024. Expense on interest bearing liabilities decreased $477,000 to $14.5 million for the second quarter of 2025 compared to the respective period in 2024. Income on interest earning assets increased $5.7 million to $72.7 million for the first six months of 2025 compared to the respective period in 2024. Expense on interest bearing liabilities decreased $559,000 to $29.0 million for the first six months of 2025 compared to the respective period in 2024.
Provision for credit losses for the three and six months ended June 30, 2025 was $450,000 and $2.0 million, which represents $205,000 and $1.8 million in provision for credit losses on loans and $245,000 and $122,000 in provision for credit losses on unfunded commitments, respectively. This is compared to $650,000 and $1.7 million for the three and six months ended June 30, 2024, which represents $816,000 and $1.8 million in provision for credit losses on loans and $166,000 and $116,000 in release of credit losses on unfunded commitments, respectively. For the second quarter of 2025, there were net charge-offs of $1.0 million compared to $667,000 for the same period in 2024. Net charge-offs for the first six months of 2025 were $1.7 million compared to $1.3 million for the same period in 2024. Colony’s allowance for credit losses on loans was $19.2 million, or 0.96% of total loans at June 30, 2025, compared to $19.0 million, or 1.03% of total loans, at December 31, 2024. At June 30, 2025 and December 31, 2024, nonperforming assets were $11.4 million and $11.3 million, or 0.37% and 0.36% of total assets, respectively.
Noninterest income of $10.1 million for the second quarter of 2025 represents an increase of $601,000, or 6.33%, from the second quarter of 2024. Noninterest income of $19.1 million for the six months ended June 30, 2025 represents an increase of $158,000, or 0.83%, from the six months ended June 30, 2024. These increases are a result of increases in mortgage fee income, insurance commissions and reduced losses on sales of securities which were partially offset by decreases in service charges on deposit accounts, gain on sales of SBA loans and interchange fees. See "Table 3 - Noninterest income" for more detail and discussion on the primary drivers to the increase in noninterest income.
For the three months ended June 30, 2025, noninterest expense was $22.0 million, an increase of $1.7 million, or 8.23%, from the same period in 2024. For the six months ended June 30, 2025, noninterest expense was $42.2 million, an increase of $1.5 million, or 3.68%, from the same period in 2024. Increases in noninterest expense for both periods were a result of increases in salaries and employee benefits, occupancy and equipment and information technology expenses which were partially offset by decreases in advertising and public relation expenses and communications expense. See "Table 4 - Noninterest expense" for more detail and discussion on the primary drivers to the increase in noninterest expense.
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

Liquidity sources and capital ratios

The Company’s uninsured deposits represented 32.42% of total Bank deposits at June 30, 2025 compared to 33.03% of total Bank deposits at December 31, 2024. The Company continues to maintain strong liquidity with available sources of funding of approximately $1.3 billion at June 30, 2025. Furthermore, the Company’s capital remains strong with common equity Tier 1 and total capital ratios of 12.34% and 16.06%, respectively, as of June 30, 2025.

Results of Operations
We reported net income and diluted earnings per share of $8.0 million and $0.46, respectively, for the second quarter of 2025. This compares to net income and diluted earnings per share of $5.5 million and $0.31, respectively, for the same period in 2024. We reported net income and diluted earnings per share of $14.6 million and $0.83, respectively, for the first six months ended June 30, 2025. This compares to net income and diluted earnings per share of $10.8 million and $0.62, respectively, for the same period in 2024.
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
Fully taxable equivalent net interest income for the second quarters of 2025 and 2024 was $22.6 million and $18.6 million, respectively. This increase quarter over quarter can be seen in increases in rates and volume on loans, net and rates on taxable investment securities as well as the decrease in rates paid on deposits and other borrowings. The net interest margin for the second quarter of 2025 and 2024 was 3.12% and 2.68%, respectively. This increase in the net interest margin for the second quarter of 2025 compared to the same period in 2024 is primarily a result of increases in rates on loans, net and taxable investment securities as well as the decrease in rates paid on deposits and other borrowings. Fully taxable equivalent net interest income for the six months ended June 30, 2025 and 2024 was $43.7 million and $37.4 million, respectively. This increase period over period can be seen in increases in rates and volume on loans, net and rates on taxable investment securities as well as the decrease in rates paid on deposits and other borrowings. The net interest margin for the six months ended June 30, 2025 and 2024 was 3.02% and 2.69%, respectively. This increase in the net interest margin is primarily a result of increases in rates on loans, net and taxable investment securities as well as the decrease in rates paid on deposits and other borrowings. Loan growth for both the quarter and six month period at disciplined pricing levels contributed to the improved net interest margin compared to the prior periods.
The following tables indicates the relationship between interest income and interest expense and the average amounts of assets and liabilities for the periods indicated. As shown in the tables, both average assets and average liabilities increased for the three months ended June 30, 2025 compared to the same period in 2024. The increase in average assets was primarily driven by the increase in loans of $80.3 million and deposits in banks of $72.2 million, which was partially offset by decreases in investment securities of $31.2 million. The increase in average liabilities was primarily attributed to an increase in interest bearing deposits of $116.4 million as well as an increase in Federal Home Loan Bank advances of $6.5 million. For the six months ended June 30, 2025, both average assets and average liabilities increased compared to the same period in 2024. The increase in average assets was primarily driven by the increase in the loan portfolio and deposits in banks of $38.8 million and $114.6 million, respectively, partially offset by a decrease in investment securities of $35.3 million. The increase in average liabilities was attributed to an increase in interest bearing deposits and Federal Home Loan Bank advances of $102.1 million and $17.3 million, respectively. The net interest spread, as well as the net interest margin, will continue to be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.

The yield on total interest-bearing liabilities decreased from 2.64% in the second quarter of 2024 to 2.42% in the second quarter of 2025. The yield on total interest-bearing liabilities decreased from 2.61% for the six months ended June 30, 2024 to 2.44% for the six months ended June 30, 2025. These decreases were primarily due to decreases in the federal funds interest rate of 100 basis points during the fourth quarter of 2024 along with low cost deposit growth during the first half of 2025, which illustrates the Company's continued focus on its deposit first culture and building customer relationships.

Table 1 - Average Balance Sheet and Net Interest Analysis
	Three Months Ended June 30,
	2025			2024
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans held for sale	$22,495	$325	5.79%	$33,024	$647	7.88%
Loans, net of unearned income(1)	1,960,025	30,139	6.17	1,869,178	27,014	5.81
Investment securities, taxable	698,416	4,759	2.73	722,535	4,616	2.57
Investment securities, tax-exempt(2)	93,082	492	2.12	100,143	547	2.20
Deposits in banks and short term investments	134,806	1,326	3.95	62,614	684	4.39
Total interest-earning assets	$2,908,824	$37,041	5.11%	$2,787,494	$33,508	4.83%
Noninterest-earning assets	229,301			222,992
Total assets	$3,138,125			$3,010,486
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$1,529,608	$6,310	1.65%	$1,451,300	$6,784	1.88%
Other time	615,303	5,322	3.47	577,173	5,322	3.71
Total interest-bearing deposits	2,144,911	11,632	2.18	2,028,473	12,106	2.40
Federal funds purchased	—	—	—	—	—	—
Federal Home Loan Bank advances	185,000	1,889	4.10	178,516	1,821	4.10
Other borrowings	63,072	929	5.91	63,638	1,000	6.32
Total other interest-bearing liabilities	248,072	2,818	4.56	242,154	2,821	4.69
Total interest-bearing liabilities	$2,392,983	$14,450	2.42%	$2,270,627	$14,927	2.64%
Noninterest-bearing liabilities:
Demand deposits	441,709			464,007
Other liabilities	16,108			15,690
Stockholders' equity	287,325			260,162
Total noninterest-bearing liabilities and stockholders' equity	745,142			739,859
Total liabilities and stockholders' equity	$3,138,125			$3,010,486
Interest rate spread			2.69%			2.19%
Net interest income		$22,591			$18,581
Net interest margin			3.12%			2.68%
1.The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable-equivalent adjustments totaling $102,000 and $56,000 for the three months ended June 30, 2025 and 2024, respectively, are calculated using the statutory federal tax rate and are included in income and fees on loans. Accretion income of $17,000 and $15,000 for the three months ended June 30, 2025 and 2024, respectively, are also included in income and fees on loans.
2.Taxable-equivalent adjustments totaling $103,000 and $115,000 for the three months ended June 30, 2025 and 2024, respectively, are calculated using the statutory federal tax rate and are included in tax-exempt interest on investment securities.

Table 1 - Average Balance Sheet and Net Interest Analysis
	Six Months Ended June 30,
	2025			2024
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans held for sale	$22,872	$653	5.76%	$28,818	$1,081	7.54%
Loans, net of unearned income(3)	1,915,001	57,854	6.09	1,870,290	53,723	5.78
Investment securities, taxable	704,322	9,595	2.75	729,896	9,658	2.66
Investment securities, tax-exempt(4)	93,727	986	2.12	103,481	1,152	2.24
Deposits in banks and short term investments	181,651	3,648	4.05	67,023	1,376	4.13
Total interest-earning assets	$2,917,573	$72,736	5.03%	$2,799,508	$66,990	4.81%
Noninterest-earning assets	226,120			223,781
Total assets	$3,143,693			$3,023,289
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$1,539,504	$12,779	1.67%	$1,451,395	$13,193	1.83%
Other time	608,648	10,627	3.52	594,707	11,005	3.72
Total interest-bearing deposits	2,148,152	23,406	2.20	2,046,102	24,198	2.38
Federal funds purchased	—	—	—	6	—	—
Federal Home Loan Bank advances	185,000	3,762	4.10	167,747	3,392	4.07
Other borrowings	63,060	1,856	5.94	63,362	1,993	6.33
Total other interest-bearing liabilities	248,060	5,618	4.57	231,115	5,385	4.69
Total interest-bearing liabilities	$2,396,212	$29,024	2.44%	$2,277,217	$29,583	2.61%
Noninterest-bearing liabilities:
Demand deposits	448,457			471,768
Other liabilities	16,062			16,259
Stockholders' equity	282,962			258,045
Total noninterest-bearing liabilities and stockholders' equity	747,481			746,072
Total liabilities and stockholders' equity	$3,143,693			$3,023,289
Interest rate spread			2.59%			2.20%
Net interest income		$43,712			$37,407
Net interest margin			3.02%			2.69%
3. The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable-equivalent adjustments totaling $170,000 and $103,000 for the six months ended June 30, 2025 and 2024, respectively, are calculated using the statutory federal tax rate and are included in income and fees on loans. Accretion income of $36,000 and $10,000 for the six months ended June 30, 2025 and 2024, respectively, are also included in income and fees on loans.
4. Taxable-equivalent adjustments totaling $207,000 and $242,000 for the six months ended June 30, 2025 and 2024, respectively, are calculated using the statutory federal tax rate and are included in tax-exempt interest on investment securities.

The following table presents the effect of net interest income for changes in the average outstanding volume amounts of interest-earning assets and interest-bearing liabilities and the rates earned and paid on these assets and liabilities for the three and six month periods ended June 30, 2025 compared to the three and six month periods ended June 30, 2024.

Table 2 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(dollars in thousands)	Compared to Three Months Ended June 30, 2024 Increase (Decrease) Due to Changes in			Compared to Six Months Ended June 30, 2024 Increase (Decrease) Due to Changes in

Interest-earning assets:	Volume	Rate	Total	Volume	Rate	Total
Loans held for sale	$(830)	$508	$(322)	$(448)	$20	$(428)
Loans, net of unearned fees	5,278	(2,153)	3,125	2,584	1,547	4,131
Investment securities, taxable	(620)	763	143	(680)	617	(63)
Investment securities, tax-exempt	(155)	100	(55)	(218)	52	(166)
Deposits in banks and short term investments	3,169	(2,527)	642	4,734	(2,462)	2,272
Total interest-earning assets (FTE)	6,842	(3,309)	3,533	6,420	(246)	6,174
Interest-bearing liabilities:
Interest-Bearing Demand and Savings Deposits	1,472	(1,946)	(474)	1,612	(2,026)	(414)
Time Deposits	1,415	(1,415)	—	519	(897)	(378)
Federal Home Loan Bank Advances	266	(198)	68	702	(332)	370
Other Borrowed Money	(36)	(35)	(71)	(19)	(118)	(137)
Total interest-bearing liabilities	3,117	(3,594)	(477)	2,814	(3,373)	(559)
Increase (decrease) in net interest income (FTE)	$3,725	$285	$4,010	$3,606	$3,127	$6,733
Provision for Credit Losses
The provision for credit losses recorded in each period is based on the amount required such that the total allowance for credit losses reflects the appropriate balance, in the estimation of management, sufficient to cover expected credit losses over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur. Provision for credit losses for the three and six months ended June 30, 2025 was $450,000 and $2.0 million, respectively, compared to $650,000 and $1.7 million, respectively, for the same period in 2024. The provision for credit losses for the three and six months ended June 30, 2025 includes $205,000 and $1.8 million, respectively, in credit losses on loans and $245,000 and $122,000, respectively in credit losses on unfunded commitments. The provision for credit losses for the three and six months ended June 30, 2024 includes $816,000 and $1.8 million, respectively, in credit losses on loans and $166,000 and $116,000, respectively, in release of credit losses on unfunded commitments. See the section captioned “Loans and Allowance for Credit Losses” elsewhere in this discussion for further analysis of the provision for credit losses.

Noninterest Income
The following table represents the major components of noninterest income for the periods indicated.

Table 3 - Noninterest Income
	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Service charges on deposits	$2,219	$2,289	$(70)	(3.1)%	$4,391	$4,662	$(271)	(5.8)%
Mortgage fee income	1,984	1,442	542	37.6	3,563	2,691	872	32.4
Gain on sales of SBA loans	1,550	2,347	(797)	(34.0)	2,585	4,393	(1,808)	(41.2)
Loss on sales of securities	—	(425)	425	100.0	—	(980)	980	(100.0)
Interchange fees	2,073	2,078	(5)	(0.2)	4,011	4,106	(95)	(2.3)
BOLI income	423	397	26	6.5	819	930	(111)	(11.9)
Insurance commissions	766	420	346	82.4	1,235	885	350	39.5
Other noninterest income	1,083	949	134	14.1	2,538	2,297	241	10.5
Total noninterest income	$10,098	$9,497	$601	6.3%	$19,142	$18,984	$158	0.8%
Noninterest income increased for the three and six month periods ended June 30, 2025 as compared to the same periods in 2024. The increases in both periods is a result of increases in mortgage fee income, insurance commissions and reduced losses on sales of securities partially offset by decreases in service charges on deposit accounts, gain on sales of SBA loans and interchange fee income.
Service charges on deposits. For the three and six months ended June 30, 2025, service charges on deposits experienced a decrease compared to the same periods ended June 30, 2024. These decreases in service charges are primarily a result of lower NSF fees on deposit accounts in each respective period in 2025 compared to their prior periods in 2024.
Mortgage Fee Income. For the three and six months ended June 30, 2025, mortgage fee income increased compared to the same periods ended June 30, 2024. These increases in mortgage fee income were the result of higher mortgage production in each respective period in 2025 compared to their prior periods in 2024.
Gain on sales of SBA loans. For the three and six months ended June 30, 2025, net realized gains on the sale of the guaranteed portion of SBA loans decreased as compared to the same periods ended June 30, 2024. These decreases are related to decreased production and sales in 2025 in the Small Business Specialty Lending division.
BOLI income. For the three months ended June 30, 2025, BOLI income was slightly higher when compared to the same period ended June 30, 2024 due to normal fluctuations in cash surrender value. For the six months ended June 30, 2025 compared to the same period in 2024, BOLI income decreased due to the payout of death benefits during the first quarter of 2024.
Interchange fees. For the three and six months ended June 30, 2025, interchange fee income was slightly lower than the same periods ended June 30, 2024. This minimal decrease in interchange fees is the result of customer use of our card programs whose buying habits can fluctuate between periods.
Insurance commissions. For the three and six months ended June 30, 2025, insurance commissions increased compared to the same periods ended June 30, 2024. This variance is volume driven by activity in the Company's insurance division and was also impacted by the acquisition of the Ellerbee Insurance Agency in the second quarter of 2025.
Other noninterest income. For the three and six months ended June 30, 2025, other noninterest income increased as compared to the same periods ended June 30, 2024. The increase in other noninterest income for both periods ended June 30, 2025 was primarily attributable to increases in wealth advisory and merchant services, an increase due to the writedown of bank premises in the second quarter of 2024, and an increase in equity investment market valuation gains, offset by a decrease in gains on sales of other real estate.

Noninterest Expense
The following table represents the major components of noninterest expense for the periods indicated.

Table 4 - Noninterest Expense
	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Salaries and employee benefits	$12,865	$12,278	$587	4.8%	$24,770	$24,296	$474	2.0%
Occupancy and equipment	1,683	1,474	209	14.2	3,263	2,981	282	9.5
Information technology expenses	2,592	2,227	365	16.4	5,069	4,337	732	16.9
Professional fees	742	704	38	5.4	1,490	1,538	(48)	(3.1)
Advertising and public relations	942	966	(24)	(2.5)	1,747	1,926	(179)	(9.3)
Communications	188	216	(28)	(13.0)	393	442	(49)	(11.1)
Other noninterest expense	2,992	2,465	527	21.4	5,493	5,207	286	5.5
Total noninterest expense	$22,004	$20,330	$1,674	8.2%	$42,225	$40,727	$1,498	3.7%
Noninterest expense increased for the three and six months ended June 30, 2025 compared to the same period in 2024.
Salaries and employee benefits. Salaries and employee benefits for the three and six months ended June 30, 2025 increased as compared to the same periods ended June 30, 2024. These increases in salaries and employee benefits expense were primarily due to the acquisition of the Ellerbee Insurance Agency on April 1, 2025 which were partially offset by a decrease in stock award expense and an increase in FAS91-deferred costs due to growth in loans.
Occupancy and equipment. Occupancy and equipment expenses increased for the three and six months ended June 30, 2025 compared to the same periods ended June 30, 2024. These increases relate primarily to increases in repair and maintenance, real estate taxes and lease expenses.
Information technology expenses. Information technology expenses increased for the three and six months ended June 30, 2025 compared to the same periods ended June 30, 2024. These increases relate primarily to increases in software expenses which are partially offset by decreases in data processing expenses.
Professional fees. Professional fees increased and decreased for the three and six months ended June 30, 2025, respectively, compared to the same periods ended June 30, 2024. The increase for the three month comparison is related to increases in consulting fees partially offset by legal fees. The decrease for the six month comparison is the result of decreased legal fees partially offset by increased consulting fees.
Advertising and public relations. Advertising and public relations expenses decreased for the three and six months ended June 30, 2025 compared to the same periods ended June 30, 2024. These decreases related primarily to the timing of donations during the first quarter of 2024 compared to first quarter of 2025 related to the Georgia Scholarship Program along with a decrease in appraisal fees.
Communications. Communications expense decreased for the three and six months ended June 30, 2025 compared to the same periods ended June 30, 2024. The change is related to fluctuations in data circuit fees.
Other noninterest expense. Other noninterest expense increased for the three and six months ended June 30, 2025 as compared to the same periods ended June 30, 2024. These increases relate primarily to an increase in the valuation of the SBSL servicing asset.
Income Tax Expense
Income tax expense for the three and six months ended June 30, 2025 was $2.1 million and $3.7 million, respectively, compared to $1.5 million and $2.9 million, respectively, for the same periods in 2024. The Company’s effective tax rate for the three and six months ended June 30, 2025 was 20.5% and 20.3%, respectively, compared to 21.0% and 20.9%, respectively, for the three and six months ended June 30, 2024. The largest driver of the difference is the tax-exempt income primarily from BOLI and tax exempt interest.
Balance Sheet Review
Total assets remained stable at $3.1 billion at June 30, 2025 and December 31, 2024.
Loans and Allowance for Credit Losses
At June 30, 2025, gross loans outstanding (excluding loans held for sale) were $1.99 billion, an increase of $150.6 million, or 8.17%, compared to $1.84 billion at December 31, 2024.
At June 30, 2025, approximately 65.1% of our loans were secured by commercial real estate. Our total commercial real estate loans have increased since December 31, 2024 as well as our residential real estate and consumer lending, while commercial, financial & agricultural saw a slight decrease. We continue to maintain loan growth at disciplined pricing levels which has contributed to an improved net interest margin.
The following table presents a summary of the loan portfolio as of June 30, 2025 and December 31, 2024.

Table 5 - Loans Outstanding
(dollars in thousands)	June 30, 2025	December 31, 2024
Construction, land & land development	$238,078	$205,046
Other commercial real estate	1,059,149	990,648
Total commercial real estate	1,297,227	1,195,694
Residential real estate	356,515	344,167
Commercial, financial & agricultural	212,872	213,910
Consumer and other	126,966	89,209
Total loans	$1,993,580	$1,842,980
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
The allowance for credit losses on loans was $19.2 million at June 30, 2025 compared to $18.8 million at June 30, 2024, an increase of $347,000, or 1.8%. The allowance for credit losses on loans as a percentage of loans was 0.96% and 1.01% at June 30, 2025 and 2024, respectively. The provision for credit losses was $450,000 compared to $650,000 for the three months ended June 30, 2025 and June 30, 2024, respectively. The provision for credit losses for the quarter ended June 30, 2025 includes $205,000 in credit losses on loans and $245,000 in credit losses on unfunded commitments. The provision for credit losses for the quarter ended June 30, 2024 includes $816,000 in credit losses on loans and a release of $166,000 in credit losses on unfunded commitments. The provision for credit losses was $1.95 million compared to $1.65 million for the six months ended June 30, 2025 and 2024, respectively. The provision for credit losses for the six months ended June 30, 2025 includes $1.83 million in credit losses on loans and $122,000 in credit losses on unfunded commitments. The provision for credit losses for the six months ended June 30, 2024 includes $1.77 million in credit losses on loans and a release of $116,000 in credit losses on unfunded commitments. The amount of provision expense recorded in each period was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, that was sufficient to cover expected credit losses on loans over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur.
Additional information about the Company’s allowance for credit losses is provided in Note 4 to our consolidated financial statements as of June 30, 2025, included elsewhere in this Quarterly Report on Form 10-Q.
The following table presents an analysis of the allowance for credit losses on loans as of and for the six months ended June 30, 2025 and 2024:

Table 6 - Analysis of Allowance for Credit Losses on Loans
	June 30, 2025		June 30, 2024
(dollars in thousands)	Reserve	%*	Reserve	%*
Construction, land & land development	$1,531	11.9%	$1,295	10.7%
Other commercial real estate	5,428	53.1%	7,396	52.8%
Residential real estate	5,452	17.9%	5,990	19.3%
Commercial, financial & agricultural	3,060	10.7%	2,015	13.0%
Consumer and other	3,682	6.4%	2,110	4.2%
	$19,153	100%	$18,806	100%
*Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

The following table presents a summary of allowance for credit loss for the three and six months ended June 30, 2025 and 2024.

Table 7 - Summary of Allowance for Credit Losses on Loans
	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Allowance for credit losses on loans - beginning balance	$19,997	$18,657	$18,980	$18,371
Charge-offs:
Other commercial real estate	46	—	226	20
Residential real estate	181	270	182	340
Commercial, financial & agricultural	652	356	914	1,014
Consumer and other	278	131	554	251
Total charge-offs	1,157	757	1,876	1,625
Recoveries:
Construction, land & land development	—	1	1	2
Other commercial real estate	5	9	10	18
Residential real estate	88	39	128	207
Commercial, financial & agricultural	8	37	63	59
Consumer and other	7	4	19	8
Total recoveries	108	90	221	294
Net charge-offs	1,049	667	1,655	1,331
Provision for credit losses on loans	205	816	1,828	1,766
Allowance for credit losses on loans- ending balance	$19,153	$18,806	$19,153	$18,806

Net charge-offs to average loans (annualized)	0.21%	0.14%	0.17%	0.14%
Allowance for credit losses on loans to total loans	0.96	1.01	0.96	1.01
Allowance to nonperforming loans	179.15	280.27	179.15	280.27
Management believes the allowance for credit losses for loans is adequate to provide for losses expected in the loan portfolio as of June 30, 2025.

Nonperforming Assets
Asset quality experienced a slight increase during the first six months of 2025. Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned ("OREO"). Nonaccrual loans totaled $10.6 million at June 30, 2025, a decrease of $76,000, or 0.7%, from $10.7 million at December 31, 2024. There were eight loans contractually past due 90 days or more and still accruing totaling $107,000 at June 30, 2025 compared to six loans totaling $152,000 at December 31, 2024. There was $21,000 in repossessed personal property at June 30, 2025 and $328,000 at December 31, 2024. OREO totaled $710,000 at June 30, 2025 compared to $202,000 at December 31, 2024, which represents the addition of two properties totaling $820,000 and the sale of one of those which totaled $320,000.. As of June 30, 2025, total nonperforming assets as a percent of total assets increased to 0.37% compared with 0.36% at December 31, 2024. The increase in nonperforming assets was primarily the result of increases in all loan segments except consumer loans partially offset by repayments, payoffs and charged off loans.
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
Nonperforming assets at June 30, 2025 and December 31, 2024 were as follows:

Table 8 - Nonperforming Assets
(dollars in thousands)	June 30, 2025	December 31, 2024
Nonaccrual loans	$10,584	$10,660
Loans past due 90 days and accruing	107	152
Other real estate owned	710	202
Repossessed assets	21	328
Total nonperforming assets	$11,422	$11,342
Nonaccrual loans by loan segment
Construction, land & land development	$—	$—
Commercial real estate	3,779	4,833
Residential real estate	1,182	1,204
Commercial, financial & agricultural	5,616	4,559
Consumer & other	7	64
Total nonaccrual loans	$10,584	$10,660

NPAs as a percentage of total loans and OREO	0.57%	0.62%
NPAs as a percentages of total assets	0.37%	0.36%
Nonaccrual loans as a percentage of total loans	0.53%	0.58%
The Company had no loans modified due to financial difficulty during the three or six month periods ended June 30, 2025. See Note 3 - Loans, included elsewhere in this Quarterly Report on Form 10-Q for additional details on loan modifications.

Deposits
Deposits at June 30, 2025 and December 31, 2024 were as follows:

Table 9 - Deposits
(dollars in thousands)	June 30, 2025	December 31, 2024
Noninterest-bearing deposits	$434,785	$462,283
Interest-bearing deposits	838,540	813,783
Savings	667,135	687,603
Time, $250,000 and over	193,427	185,176
Other time	422,343	419,098
Total deposits	$2,556,230	$2,567,943
Total deposits decreased $11.7 million to $2.56 billion at June 30, 2025 from $2.57 billion at December 31, 2024. As of June 30, 2025, 17.0% of total deposits were comprised of noninterest-bearing accounts and 83.0% were comprised of interest-bearing deposit accounts, compared to 18.0% and 82.0% as of December 31, 2024, respectively. The overall decrease in our deposits was primarily due to seasonality in customer deposit balances that is normal for this time of year.
We had $59.5 million in brokered deposits at both June 30, 2025 and December 31, 2024. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors, and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the FHLB.
The Company's estimated uninsured deposits were $839.8 million at June 30, 2025, or 32.42% of total Bank deposits, compared to $857.6 million at December 31, 2024, or 33.03% of total Bank deposits. Adjusted uninsured deposit estimate (which excludes deposits collateralized by public funds and internal accounts) were $474.4 million at June 30, 2025, or 18.32% of total Bank deposits, compared to $457.3 million at December 31, 2024, or 17.61% of total Bank deposits. Adjusted uninsured deposits represent a small percentage of our overall deposits, which increases the stability of our deposit base and lowers our overall funding risk.
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
See Note 8 to our consolidated financial statements as of June 30, 2025, included elsewhere in this Form 10-Q, for a table setting forth the financial instruments that were outstanding whose contract amounts represent credit risk and more information regarding our off-balance sheet arrangements as of June 30, 2025 and December 31, 2024.
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

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, the Company and the Bank have established multiple borrowing sources to augment their funds management. The Company has borrowing capacity through membership in the FHLB program. The Bank has also established overnight borrowing for federal funds purchased through various correspondent banks. There were no outstanding balances of federal funds purchased at June 30, 2025 and December 31, 2024, respectively.
Cash and cash equivalents at June 30, 2025 and December 31, 2024 were $112.1 million and $231.0 million, respectively. Cash and cash equivalents have decreased since year end 2024, primarily due to increases in loans. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs without any material adverse impact on our operating results.
Liquidity management involves the matching of cash flow requirements of customers and the ability of the Company to manage those requirements. These requirements of customers include, but are not limited to, deposits being withdrawn or providing assurance to borrowers that sufficient funds are available to meet their credit needs. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term assets at any given time will adequately cover any reasonably anticipated need for funds. Additionally, we maintain relationships with correspondent banks, which could provide funds on short notice, if needed. We have also invested in FHLB stock for the purpose of establishing credit lines with the FHLB. At June 30, 2025 and December 31, 2024, we had $185.0 million of outstanding advances from the FHLB for both periods. Based on the values of loans pledged as collateral, we had $605.1 million and $578.7 million of additional borrowing availability with the FHLB at June 30, 2025 and December 31, 2024, respectively.
Other sources of liquidity include overnight borrowings from the Federal Reserve Discount Window of $109.4 million of which there was no outstanding balance at June 30, 2025. The Company also had unencumbered securities of $327.1 million, $74.7 million in FRB Reserves and $36.1 million in other cash and due from banks as of June 30, 2025. Unencumbered investment securities provide the ability to either be pledged as collateral with borrowing sources or sold and converted to cash.
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
The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company's and the Bank’s capital ratios as of June 30, 2025 and December 31, 2024. The Company and the Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of June 30, 2025 and December 31, 2024. There have been no conditions or events since June 30, 2025 that management believes would change this classification.

Table 10 - Capital Ratio Requirements
	Minimum Requirement	Well-capitalized
Risk-based ratios:
Common equity tier 1 capital (CET1)	4.5%	6.5%
Tier 1 capital	6.0	8.0
Total capital	8.0	10.0
Leverage ratio	4.0	5.0

Table 11 - Capital Ratios
Company	June 30, 2025	December 31, 2024
CET1 risk-based capital ratio	12.34%	13.08%
Tier 1 risk-based capital ratio	13.42	14.26
Total risk-based capital ratio	16.06	17.10
Leverage ratio	9.61	9.50

Colony Bank
CET1 risk-based capital ratio	13.24%	14.33%
Tier 1 risk-based capital ratio	13.24	14.33
Total risk-based capital ratio	14.14	15.29
Leverage ratio	9.48	9.55

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
The following table presents our interest sensitivity position at the dates indicated.

Table 12 - Interest Sensitivity
	Increase (Decrease) in Net Interest Income from Base Scenario at
	June 30, 2025	December 31, 2024
Changes in rates
200 basis point increase	4.89%	5.66%
100 basis point increase	2.50	3.03
100 basis point decrease	(0.25)	(1.80)
200 basis point decrease	(0.57)	(3.77)
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
During the quarter ended June 30, 2025, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) There were no unregistered shares of the Company’s common stock sold during the three-month period ended June 30, 2025.
(b) Not applicable.
(c) The table below sets forth information regarding repurchases of our common stock during the second quarter of 2025.

(dollars in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 to April 30, 2025	—	$—	—	$—
May 1, 2025 to May 31, 2025	38,134	15.63	38,134	8,525
June 1, 2025 to June 30, 2025	23,883	15.20	23,883	8,162
Total	62,017	$15.46	62,017	$8,162
On December 18, 2024, the Board of Directors of the Company authorized the extension of the stock buyback program, under which the Company may repurchase up to $9,751,000 of its outstanding common stock until the end of 2025. Repurchases under this program may be made from time to time through open market purchases, privately negotiated transactions or such other manners as will comply with applicable laws and regulations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The buyback program does not obligate the Company to purchase any particular number of shares and there is no guarantee as to the exact number of shares that will be repurchased by the Company. The buyback program may be suspended, modified or terminated by the Company at any time and for any reason, without prior notice.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2025.
ITEM 6 – EXHIBITS

2.1
Agreement and Plan of Merger, dated July 23, 2025, by and between Colony Bankcorp, Inc. and TC Bancshares, Inc. - filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the Commission on July 23, 2025 and incorporated herein by reference.

3.1	Articles of Incorporation, As Amended -filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2014 and incorporated herein by reference.

3.2
Articles of Amendment to Articles of Incorporation, As Amended, filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 12, 2022 and incorporated herein by reference.

3.3	Amended and Restated Bylaws -filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 18, 2020 and incorporated herein by reference.

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

104	The cover page from Colony Bankcorp’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025 (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colony Bankcorp, Inc.

/s/ T. Heath Fountain
Date: August 8, 2025	T. Heath Fountain
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025	/s/ Derek Shelnutt
Derek Shelnutt
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)