Form 10-Q
period 2025-09-30
COLONY BANKCORP INC
filed 2025-11-07
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended September 30, 2025
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 5, 2025, the registrant had 17,434,632 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$25,291	$26,045
Interest-bearing deposits in banks and federal funds sold	174,675	204,989
Cash and cash equivalents	199,966	231,034
Investment securities available-for-sale, at fair value (amortized cost $336,310 and $409,380, respectively)	305,259	366,049
Investment securities held-to-maturity, at amortized cost (fair value $353,618 and $383,020, respectively)	389,135	430,077
Other investments	17,999	17,694
Loans held for sale	19,286	39,786
Loans, net of unearned income	2,037,056	1,842,980
Allowance for credit losses	(18,086)	(18,980)
Loans, net	2,018,970	1,824,000
Premises and equipment	35,604	37,831
Other real estate owned	710	202
Goodwill	50,871	48,923
Other intangible assets	3,544	2,975
Bank-owned life insurance	59,207	57,970
Deferred income taxes, net	17,230	21,891
Other assets	34,965	31,350
Total assets	$3,152,746	$3,109,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$442,142	$462,283
Interest-bearing	2,142,187	2,105,660
Total deposits	2,584,329	2,567,943
Federal Home Loan Bank advances	185,000	185,000
Other borrowings	63,109	63,039
Other liabilities	17,976	15,125
Total liabilities	2,850,414	2,831,107

Stockholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued or outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, par value $1.00 per share; 50,000,000 shares authorized, 17,461,284 and 17,519,884 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	17,461	17,520
Paid-in capital	167,096	168,353
Retained earnings	154,748	140,369
Accumulated other comprehensive loss, net of tax	(36,973)	(47,567)
Total stockholders' equity	302,332	278,675
Total liabilities and stockholders' equity	$3,152,746	$3,109,782
See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest income
Loans, including fees	$31,535	$28,501	$89,872	$83,202
Investment securities	4,518	5,248	14,893	15,816
Deposits with other banks and short term investments	839	855	4,487	2,232
Total interest income	36,892	34,604	109,252	101,250

Interest expense
Deposits	11,332	13,154	34,737	37,351
Federal Home Loan Bank advances	1,909	1,913	5,671	5,306
Other borrowings	952	996	2,808	2,989
Total interest expense	14,193	16,063	43,216	45,646

Net interest income	22,699	18,541	66,036	55,604
Provision for credit losses	900	750	2,850	2,400
Net interest income after provision for credit losses	21,799	17,791	63,186	53,204

Noninterest income
Service charges on deposits	2,640	2,401	7,031	7,063
Mortgage fee income	1,851	1,812	5,414	4,503
Gain on sales of SBA loans	1,411	2,227	3,996	6,620
Loss on sales of securities	(1,039)	(454)	(1,039)	(1,434)
Interchange fees	2,273	2,163	6,284	6,269
BOLI Income	396	383	1,215	1,313
Insurance commissions	874	433	2,109	1,318
Other	1,685	1,117	4,223	3,414
Total noninterest income	10,091	10,082	29,233	29,066

Noninterest expense
Salaries and employee benefits	13,532	12,594	38,302	36,890
Occupancy and equipment	1,732	1,523	4,995	4,504
Acquisition related expenses	732	—	732	—
Information technology expense	2,680	2,150	7,749	6,487
Professional fees	998	748	2,488	2,286
Advertising and public relations	1,130	965	2,877	2,891
Communications	218	210	611	652
Other	3,590	2,645	9,083	7,852
Total noninterest expense	24,612	20,835	66,837	61,562
Income before income taxes	7,278	7,038	25,582	20,708
Income taxes	1,459	1,409	5,172	4,272
Net income	$5,819	$5,629	$20,410	$16,436
Earnings per common share:
Basic	$0.33	$0.32	$1.17	$0.94
Diluted	0.33	0.32	1.17	0.94
Dividends declared per share	0.1150	0.1125	0.3450	0.3375
Weighted average common shares outstanding:
Basic	17,461,434	17,587,902	17,472,972	17,566,452
Diluted	17,461,434	17,587,902	17,472,972	17,566,452

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$5,819	$5,629	$20,410	$16,436
Other comprehensive income:
Net unrealized gains (losses) on securities arising during the period	3,268	9,927	10,492	8,804
Tax effect	(832)	(1,987)	(2,672)	(1,763)
Reclassification adjustment for amortization of unrealized holding losses from the transfer of securities from available-for-sale to held-to-maturity	2,145	1,152	3,289	3,467
Tax effect	(546)	(231)	(838)	(694)
Realized losses on sales of securities included in net income	1,039	454	1,039	1,434
Tax effect	(265)	(91)	(265)	(287)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges	(86)	(1,116)	(370)	137
Tax effect	22	223	94	(27)
Realized gains on derivative instruments recognized in net income	(80)	(199)	(235)	(550)
Tax effect	20	40	60	110
Total other comprehensive income	4,685	8,172	10,594	10,631
Comprehensive income	$10,504	$13,801	$31,004	$27,067

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

(dollars in thousands, except per share data)	Common Stock
Three Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, June 30, 2025	17,416,702	$17,417	$167,160	$150,938	$(41,658)	$293,857
Other comprehensive income	—	—	—	—	4,685	4,685
Dividends on common shares ($0.1150 per share)	—	—	—	(2,009)	—	(2,009)
Issuance of restricted stock, net of forfeitures	58,336	58	(58)	—	—	—
Tax withholding related to vesting of restricted stock	(13,754)	(14)	(210)	—	—	(224)
Stock-based compensation expense	—	—	204	—	—	204
Net income	—	—	—	5,819	—	5,819
Balance, September 30, 2025	17,461,284	$17,461	$167,096	$154,748	$(36,973)	$302,332

Balance, June 30, 2024	17,538,611	$17,539	$169,132	$131,256	$(53,184)	$264,743
Other comprehensive income	—	—	—	—	8,172	8,172
Dividends on common shares ($0.1125 per share)	—	—	—	(1,975)	—	(1,975)
Issuance of restricted stock, net of forfeitures	70,191	70	(70)	—	—	—
Tax withholding related to vesting of restricted stock	(18,918)	(19)	(211)	—	—	(230)
Repurchase and retirement of shares	(35,000)	(35)	(491)	—	—	(526)
Stock-based compensation expense	—	—	239	—	—	239
Net income	—	—	—	5,629	—	5,629
Balance, September 30, 2024	17,554,884	$17,555	$168,599	$134,910	$(45,012)	$276,052

(dollars in thousands, except per share data)	Common Stock
Nine Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2024	17,519,884	$17,520	$168,353	$140,369	$(47,567)	$278,675
Other comprehensive income	—	—	—	—	10,594	10,594
Dividends on common shares ($0.3450 per share)	—	—	—	(6,031)	—	(6,031)
Issuance of restricted stock, net of forfeitures	60,226	60	(60)	—	—	—
Tax withholding related to vesting of restricted stock	(18,502)	(19)	(282)	—	—	(301)
Repurchase and retirement of shares	(100,324)	(100)	(1,489)	—	—	(1,589)
Stock-based compensation expense	—	—	574	—	—	574
Net income	—	—	—	20,410	—	20,410
Balance, September 30, 2025	17,461,284	$17,461	$167,096	$154,748	$(36,973)	$302,332

Balance, December 31, 2023	17,564,182	$17,564	$168,614	$124,400	$(55,643)	$254,935
Other comprehensive income	—	—	—	—	10,631	10,631
Dividends on common shares ($0.3375 per share)	—	—	—	(5,926)	—	(5,926)
Issuance of restricted stock, net of forfeitures	69,597	70	(70)	—	—	—
Tax withholding related to vesting of restricted stock	(23,895)	(24)	(272)	—	—	(296)
Repurchase and retirement of shares	(55,000)	(55)	(710)	—	—	(765)
Stock-based compensation expense	—	—	1,037	—	—	1,037
Net income	—	—	—	16,436	—	16,436
Balance, September 30, 2024	17,554,884	$17,555	$168,599	$134,910	$(45,012)	$276,052

See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(dollars in thousands)	September 30, 2025	September 30, 2024
Operating Activities
Net income	$20,410	$16,436
Adjustments reconciling net income to net cash provided by operating activities:
Provision for credit losses	2,850	2,400
Depreciation, amortization, and accretion	5,419	6,122
Equity method investment loss	(267)	(288)
Stock-based compensation expense	574	1,037
Net change in servicing asset	(59)	(870)
Loss on sales of securities, available-for-sale	1,039	1,434
Gain on sales of SBA loans	(3,996)	(6,620)
Loss (gain) on sales of other real estate owned and repossessions	134	(174)
Writedown of bank building	—	197
Loss on sales of premises & equipment	—	36
Originations of loans held for sale	(209,977)	(210,814)
Proceeds from sales of loans held for sale	234,473	217,632
Change in bank-owned life insurance	(1,237)	(1,331)
Deferred tax expense	1,041	606
Change in other assets	(4,223)	283
Change in other liabilities	2,018	558
Net cash provided by operating activities	48,199	26,644
Investing Activities
Purchases of investment securities, available-for-sale	(30,971)	(31,688)
Proceeds from maturities, calls, and paydowns of investment securities, available-for-sale	46,662	51,914
Proceeds from sales of investment securities, available-for-sale	55,550	25,579
Proceeds from maturities, calls and paydowns of securities, held-to-maturity	24,556	10,026
Proceeds from sales of investment securities, held-to-maturity	17,877	—
Change in loans, net	(198,429)	(4,546)
Purchase of premises and equipment	(782)	(518)
Proceeds from sales of premises and equipment	—	34
Proceeds from insurance-Branch fire	803	—
Proceeds from sales of other real estate owned and repossessions	540	1,249
Proceeds from bank-owned life insurance	—	700
Purchase of Federal Home Loan Bank Stock	(38)	(556)
Cash paid - Insurance acquisition	(3,500)	—
Net cash provided by (used in) investing activities	(87,732)	52,194
Financing Activities
Change in noninterest-bearing customer deposits	(20,141)	(59,100)
Change in interest-bearing customer deposits	36,527	39,280
Dividends paid for common stock	(6,031)	(5,926)
Repayments on Federal Home Loan Bank advances	(150,000)	(210,000)
Proceeds from Federal Home Loan Bank advances	150,000	220,000
Repayments on other borrowings	(75,000)	(20,000)
Proceeds from other borrowings	75,000	20,000
Redemption of subordinated debt	—	(500)
Repurchase and retirement of shares	(1,589)	(765)
Tax withholding related to vesting of restricted stock	(301)	(296)
Net cash provided by (used in) financing activities	8,465	(17,307)
Net increase (decrease) in cash and cash equivalents	(31,068)	61,531
Cash and cash equivalents at beginning of period	231,034	83,322
Cash and cash equivalents at end of period	$199,966	$144,853

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)

	Nine Months Ended
(dollars in thousands)	September 30, 2025	September 30, 2024
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$42,980	$45,723
Cash paid during the period for income taxes	3,787	4,593
Noncash Investing and Financing Activities
Transfers to other real estate	810	854

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
The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results which may be expected for the year ending December 31, 2025. These statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).
Nature of Operations
The Bank provides a full range of retail, commercial and mortgage banking services as well as government guaranteed lending, consumer insurance, wealth management, credit cards and merchant services for consumers and small- to medium-size businesses located primarily in north, central, south and coastal Georgia, Birmingham, Alabama, Tallahassee, Florida and the Florida Panhandle. The Bank is headquartered in Fitzgerald, Georgia with locations in the Georgia cities of Albany, Ashburn, Athens, Atlanta, Augusta, Broxton, Cedartown, Centerville, Chickamauga, Columbus, Cordele, Covington, Douglas, Eastman, Fayetteville, Fitzgerald, LaGrange, Leesburg, Macon, Manchester, Moultrie, Quitman, Rochelle, Rockmart, Savannah, Statesboro, Sylvester, Thomaston, Tifton, Valdosta and Warner Robins along with loan production offices in Birmingham, Alabama, Tallahassee, Florida and the Florida Panhandle. Lending and investing activities are funded primarily by deposits gathered through its retail banking office network.
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
Concentrations of Credit Risk
Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At September 30, 2025, approximately 83% of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

honor their contractual obligations is dependent upon the viability of the real estate economic sector. Management continues to monitor these concentrations and has considered these concentrations in its allowance for credit loss analysis.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(2) Investment Securities
The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)
September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale:
U.S. treasury securities	$766	$—	$(3)	$763
U.S. agency securities	2,265	—	(120)	2,145
Asset backed securities	15,033	18	(206)	14,845
State, county & municipal securities	109,984	9	(12,348)	97,645
Corporate debt securities	49,816	19	(3,986)	45,849
Mortgage-backed securities	158,446	419	(14,853)	144,012
Total	$336,310	$465	$(31,516)	$305,259

September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity:
U.S. treasury securities	$65,126	$—	$(1,244)	$63,882
U.S. agency securities	9,048	—	(736)	8,312
State, county & municipal securities	137,491	44	(13,257)	124,278
Mortgage-backed securities	177,470	—	(20,324)	157,146
Total	$389,135	$44	$(35,561)	$353,618

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale:
U.S. treasury securities	$3,173	$—	$—	$3,173
U.S. agency securities	3,001	—	(246)	2,755
Asset backed securities	17,925	17	(118)	17,824
State, county & municipal securities	110,952	—	(15,315)	95,637
Corporate debt securities	53,324	1	(5,543)	47,782
Mortgage-backed securities	221,005	207	(22,334)	198,878
Total	$409,380	$225	$(43,556)	$366,049

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity:
U.S. treasury securities	$91,004	$—	$(2,828)	$88,176
U.S. agency securities	16,151	—	(1,263)	14,888
State, county & municipal securities	137,190	—	(15,915)	121,275
Mortgage-backed securities	185,732	—	(27,051)	158,681
Total	$430,077	$—	$(47,057)	$383,020

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The Company elected to exclude accrued interest receivable from the amortized cost basis of available-for-sale and held-to-maturity securities disclosed throughout this note. As of September 30, 2025 and December 31, 2024, accrued interest receivable for available-for-sale and held-to-maturity securities totaled $1.8 million and $2.3 million, and $1.8 million and $1.8 million, respectively, and is included in the "Other assets" line item on the Company’s consolidated balance sheet.

The amortized cost and fair value of investment securities as of September 30, 2025, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$8,916	$8,720	$11,852	$11,818
Due after one year through five years	19,955	18,929	64,591	62,988
Due after five years through ten years	91,156	81,239	72,713	66,861
Due after ten years	57,837	52,359	62,509	54,805
	$177,864	$161,247	$211,665	$196,472

Mortgage-backed securities	158,446	144,012	177,470	157,146
	$336,310	$305,259	$389,135	$353,618
For both the three and nine month periods ended September 30, 2025, the Company had proceeds from the sale of investment securities of $73.4 million which resulted in gross realized losses of $1.0 million. For the three and nine month periods ended September 30, 2024, the Company had proceeds from the sale of investment securities of $7.9 million and $25.6 million, respectively, which resulted in gross realized losses of $454,000 and $1.4 million for each respective period. The purpose of these sales was to restructure underperforming assets and reinvest in assets with higher yields.
Investment securities having a carrying value of approximately $388.2 million and $451.5 million were pledged to secure public deposits and for other purposes as of September 30, 2025 and December 31, 2024, respectively.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Information pertaining to available-for-sale securities with gross unrealized losses at September 30, 2025 and December 31, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2025
U.S. treasury securities	$763	$(3)	$—	$—	$763	$(3)
U.S. agency securities	—	—	2,145	(120)	2,145	(120)
Asset backed securities	3,988	(19)	7,507	(187)	11,495	(206)
State, county & municipal securities	41,235	(5,060)	55,612	(7,288)	96,847	(12,348)
Corporate debt securities	—	—	39,829	(3,986)	39,829	(3,986)
Mortgage-backed securities	—	—	127,803	(14,853)	127,803	(14,853)
	$45,986	$(5,082)	$232,896	$(26,434)	$278,882	$(31,516)

December 31, 2024
U.S. agency securities	—	—	2,755	(246)	2,755	(246)
Asset backed securities	3,715	(8)	8,269	(110)	11,984	(118)
State, county & municipal securities	2,829	(294)	92,808	(15,021)	95,637	(15,315)
Corporate debt securities	4,434	(720)	42,847	(4,823)	47,281	(5,543)
Mortgage-backed securities	21,278	(430)	160,343	(21,904)	181,621	(22,334)
	$32,256	$(1,452)	$307,022	$(42,104)	$339,278	$(43,556)
Information pertaining to held-to-maturity securities with gross unrealized losses at September 30, 2025 and December 31, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2025
U.S. treasury securities	$—	$—	$63,882	$(1,244)	$63,882	$(1,244)
U.S. agency securities	—	—	8,312	(736)	8,312	(736)
State, county & municipal securities	41,408	(5,133)	77,889	(8,124)	119,297	(13,257)
Mortgage-backed securities	—	—	157,146	(20,324)	157,146	(20,324)
	$41,408	$(5,133)	$307,229	$(30,428)	$348,637	$(35,561)

December 31, 2024
U.S. treasury securities	$—	$—	$88,176	$(2,828)	$88,176	$(2,828)
U.S. agency securities	—	—	14,888	(1,263)	14,888	(1,263)
State, county & municipal securities	18,751	(374)	102,524	(15,541)	121,275	(15,915)
Mortgage-backed securities	—	—	158,681	(27,051)	158,681	(27,051)
	$18,751	$(374)	$364,269	$(46,683)	$383,020	$(47,057)

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Management evaluates available-for-sale securities in an unrealized loss position at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities in an unrealized loss position as of September 30, 2025, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on management's review, the Company's available-for-sale securities have no expected credit losses and no related allowance for credit losses has been established.
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
At September 30, 2025, there were 200 available-for-sale securities and 147 held-to-maturity securities that had unrealized losses. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are due to reasons of credit quality.
The Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), as amended on January 1, 2023 which included evaluation of expected credit losses on debt securities. As part of the Company's calculated credit losses, the allowance for credit losses on investment securities was determined to be de minimis due to the high credit quality of the portfolio, which includes securities issued or guaranteed by the U.S. treasury and U.S. government agencies and high quality municipalities. Therefore, no allowance for credit losses was recorded as of September 30, 2025. See Note 1 for additional details on the allowance for credit losses as it relates to the securities portfolio.
(3) Loans
The following table presents the composition of loans segregated by class of loans, as of September 30, 2025 and December 31, 2024.

(dollars in thousands)	September 30, 2025	December 31, 2024
Construction, land & land development	$240,819	$205,046
Other commercial real estate	1,064,984	990,648
Total commercial real estate	1,305,803	1,195,694
Residential real estate	377,058	344,167
Commercial, financial & agricultural	213,274	213,910
Consumer and other	140,921	89,209
Total loans	$2,037,056	$1,842,980

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Included in the above table are government guaranteed loans totaling $85.0 million at September 30, 2025 and $81.6 million at December 31, 2024. The following table presents the composition of government guaranteed loans segregated by class of loans for each respective period.

(dollars in thousands)	September 30, 2025	December 31, 2024
Construction, land & land development	$2,288	$2,317
Other commercial real estate	39,179	41,471
Total commercial real estate	41,467	43,788
Residential real estate	13,512	9,348
Commercial, financial & agricultural	30,020	28,500
Total loans	$84,999	$81,636

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of September 30, 2025 and December 31, 2024, accrued interest receivable for loans totaled $9.7 million and $8.8 million, respectively, and is included in the "Other assets" line item on the Company’s consolidated balance sheet.

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
The following tables present the loan portfolio segregated by class of loans and the risk category of term loans by vintage year, which is the year of origination or most recent renewal, as of September 30, 2025 and December 31, 2024. Those loans with a risk grade of 1, 2, 3, 4, 5 and 98 have been combined in the pass line for presentation purposes. Loans with a risk grade of 7, 8 and 99 have been combined in the substandard line. There were no loans with a risk rating of "doubtful" or "loss" at September 30, 2025 or December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolvers	Revolvers converted to term loans	Total
September 30, 2025
Construction, land & land development
Risk rating
Pass	$110,671	$52,124	$18,968	$22,300	$18,426	$3,808	$129	$—	$226,426
Special Mention	—	—	6,204	6,145	—	400	—	—	12,749
Substandard	—	40	1,132	388	—	84	—	—	1,644
Total Construction, land & land development	110,671	52,164	26,304	28,833	18,426	4,292	129	—	240,819

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate
Risk rating
Pass	139,562	75,452	71,285	330,790	169,054	241,889	10,488	1,529	1,040,049
Special Mention	—	—	4,536	3,036	—	3,868	—	522	11,962
Substandard	533	4,239	2,226	3,403	516	1,216	637	203	12,973
Total Other commercial real estate	140,095	79,691	78,047	337,229	169,570	246,973	11,125	2,254	1,064,984

Current period gross write offs	—	—	206	278	5	20	—	—	509

Residential real estate
Risk rating
Pass	54,018	17,678	71,554	103,859	40,327	53,175	29,110	808	370,529
Special Mention	370	94	251	—	1,293	2,821	195	—	5,024
Substandard	46	—	254	405	258	542	—	—	1,505
Total Residential real estate	54,434	17,772	72,059	104,264	41,878	56,538	29,305	808	377,058

Current period gross write offs	—	—	—	140	—	43	—	—	183

Commercial, financial & agricultural
Risk rating
Pass	33,240	36,205	33,941	26,001	8,229	18,645	41,936	675	198,872
Special Mention	1,917	250	145	143	—	—	4,000	—	6,455
Substandard	—	88	3,533	1,745	2,047	198	336	—	7,947
Total Commercial, financial & agricultural	35,157	36,543	37,619	27,889	10,276	18,843	46,272	675	213,274

Current period gross write offs	36	399	602	619	433	60	—	—	2,149

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Consumer and other
Risk rating
Pass	73,982	33,106	29,866	1,543	490	1,124	553	9	140,673
Special Mention	—	131	—	—	—	—	—	—	131
Substandard	—	51	66	—	—	—	—	—	117
Total Consumer and other	73,982	33,288	29,932	1,543	490	1,124	553	9	140,921

Current period gross write offs	24	745	147	11	—	12	—	—	939

Total Loans
Risk rating
Pass	411,473	214,565	225,614	484,493	236,526	318,641	82,216	3,021	1,976,549
Special Mention	2,287	475	11,136	9,324	1,293	7,089	4,195	522	36,321
Substandard	579	4,418	7,211	5,941	2,821	2,040	973	203	24,186
Total Loans	$414,339	$219,458	$243,961	$499,758	$240,640	$327,770	$87,384	$3,746	$2,037,056

Total current period gross write offs	$60	$1,144	$955	$1,048	$438	$135	$—	$—	$3,780

	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolvers	Revolvers converted to term loans	Total
December 31, 2024
Construction, land & land development
Risk rating
Pass	$98,269	$47,378	$25,930	$23,193	$1,979	$5,379	$53	$—	$202,181
Special Mention	—	2,088	—	—	411	—	281	—	2,780
Substandard	—	—	—	—	—	85	—	—	85
Total Construction, land & land development	98,269	49,466	25,930	23,193	2,390	5,464	334	—	205,046

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate
Risk rating
Pass	55,169	85,172	343,123	180,568	76,905	194,444	21,341	1,849	958,571
Special Mention	850	1,999	4,288	173	2,344	7,376	610	1,069	18,709
Substandard	4,114	2,586	2,875	459	352	2,419	563	—	13,368
Total Other commercial real estate	60,133	89,757	350,286	181,200	79,601	204,239	22,514	2,918	990,648

Current period gross write offs	—	—	—	—	—	20	—	—	20

Residential real estate
Risk rating
Pass	16,675	76,074	112,784	45,111	18,978	44,892	23,222	926	338,662
Special Mention	—	1,672	374	—	—	1,989	204	—	4,239
Substandard	—	—	442	270	28	526	—	—	1,266
Total Residential real estate	16,675	77,746	113,600	45,381	19,006	47,407	23,426	926	344,167

Current period gross write offs	—	—	400	18	—	9	—	—	427

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
Collateral-Dependent Loans
Loans are classified as collateral-dependent when the borrower is experiencing financial difficulty, and we expect repayment to be provided substantially through the operation or sale of collateral. Our commercial loans have collateral that is comprised of real estate and business assets. Our consumer loans have collateral that is substantially comprised of residential real estate. The Company had $5.9 million and $3.1 million in collateral-dependent loans at September 30, 2025 and December 31, 2024, respectively.
There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the three and nine month periods ended September 30, 2025 and September 30, 2024.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of September 30, 2025 and December 31, 2024:

(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
September 30, 2025
Construction, land & land development	$49	$—	$49	$388	$240,382	$240,819
Other commercial real estate	95	—	95	7,533	1,057,356	1,064,984
Total commercial real estate	144	—	144	7,921	1,297,738	1,305,803
Residential real estate	929	—	929	1,214	374,915	377,058
Commercial, financial & agricultural	1,337	—	1,337	5,016	206,921	213,274
Consumer and other	1,103	98	1,201	117	139,603	140,921
Total Loans	$3,513	$98	$3,611	$14,268	$2,019,177	$2,037,056

December 31, 2024
Construction, land & land development	$544	$—	$544	$—	$204,502	$205,046
Other commercial real estate	2,441	—	2,441	4,833	983,374	990,648
Total commercial real estate	2,985	—	2,985	4,833	1,187,876	1,195,694
Residential real estate	3,689	—	3,689	1,204	339,274	344,167
Commercial, financial & agricultural	1,348	—	1,348	4,559	208,003	213,910
Consumer and other	339	152	491	64	88,654	89,209
Total Loans	$8,361	$152	$8,513	$10,660	$1,823,807	$1,842,980
The following tables display a summary of the Company's nonaccrual loans by major categories for the periods indicated.

	September 30, 2025
(dollars in thousands)	Nonaccrual Loans with No Related ACL	Nonaccrual Loans with a Related ACL	Total Nonaccrual Loans

Construction, land & land development	$—	$388	$388
Other commercial real estate	5,756	1,777	7,533
Total commercial real estate	5,756	2,165	7,921
Residential real estate	—	1,214	1,214
Commercial, financial & agricultural	1,872	3,144	5,016
Consumer and other	—	117	117
Total Loans	$7,628	$6,640	$14,268

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2024
(dollars in thousands)	Nonaccrual Loans with No Related ACL	Nonaccrual Loans with a Related ACL	Total Nonaccrual Loans

Construction, land & land development	$—	$—	$—
Other commercial real estate	1,482	3,351	4,833
Total commercial real estate	1,482	3,351	4,833
Residential real estate	—	1,204	1,204
Commercial, financial & agricultural	—	4,559	4,559
Consumer and other	—	64	64
Total Loans	$1,482	$9,178	$10,660
Interest income recorded on nonaccrual loans during the three months ended September 30, 2025 and 2024 was $356,000 and $173,000, respectively. Interest income recorded on nonaccrual loans during the nine months ended September 30, 2025 and 2024 was $735,000 and $390,000, respectively.
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
The following tables present loans modified due to a financial difficulty under the above terms during the three and nine month periods ended September 30, 2025 and September 30, 2024.

	Three months ended September 30, 2025
(dollars in thousands)	Term Extension	Payment Delay	Term Extension and Payment Delay	Total*
Commercial, financial & agricultural	—	888	—	888
Total Loans	$—	$888	$—	$888
*less than 0.04% of total class of receivable
There was one commercial, financial & agricultural loan which was given a payment delay during the three months ended September 30, 2025.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Three months ended September 30, 2024
(dollars in thousands)	Term Extension	Payment Delay	Term Extension and Payment Delay	Total*
Other commercial real estate	224	—	—	224
Commercial, financial & agricultural	$—	$1,114	$558	$1,672
Total Loans	$224	$1,114	$558	$1,896
*less than 0.10% of total class of receivable
There were a total of six loans in the above categories for the three months ended September 30, 2024. The commercial real estate category consisted of one loan which was given a term extension of one year. The commercial, financial & agricultural category consisted of five loans, three of which had been given payment delays and two SBSL loans which were each given payment delays and term extensions of ten years.

	Nine months ended September 30, 2025
(dollars in thousands)	Term Extension	Payment Delay	Term Extension and Payment Delay	Total*
Commercial, financial & agricultural	—	888	—	888
Total Loans	$—	$888	$—	$888
*less than 0.04% of total class of receivable
There was one commercial, financial & agricultural loan which was given a payment delay during the nine months ended September 30, 2025.

	Nine months ended September 30, 2024
(dollars in thousands)	Term Extension	Payment Delay	Term Extension and Payment Delay	Total*
Other commercial real estate	$355	$—	$144	$499
Commercial, financial & agricultural	—	1,482	597	2,079
Total Loans	$355	$1,482	$741	$2,578
*less than 0.14% of total class of receivable
There were a total of ten loans in the above categories for the nine months ended September 30, 2024. The commercial real estate loans consisted of three loans, each with a term extension of one year with one of these loans also given a payment delay. There were seven commercial, financial & agricultural loans, four of which had been given a payment delay only and three with both a payment delay and term extensions, one loan for five years and two loans for ten years.
The Company had no loans that subsequently defaulted during the three month period ended September 30, 2025 and one commercial, financial & agricultural loan that subsequently defaulted during the nine month period ended September 30, 2025 due to late payments. This loan had been given a payment delay as well as a term extension.
There were no loans that subsequently defaulted during the three and nine month periods ended September 30, 2024.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(4) Allowance for Credit Losses
The ACL for loans represents management's estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet. The following tables present the balance sheet activity in the ACL by portfolio segment for loans for the three and nine month periods ended September 30, 2025 and September 30, 2024.

(dollars in thousands)	Balance June 30, 2025	Charge-Offs	Recoveries	Provision for credit losses on loans	Balance, September 30, 2025
Three Months Ended September 30, 2025
Construction, land & land development	$1,531	$—	$—	$256	$1,787
Other commercial real estate	5,428	(283)	10	(13)	5,142
Total commercial real estate	6,959	(283)	10	243	6,929
Residential real estate	5,452	(1)	37	(1,458)	4,030
Commercial, financial & agricultural	3,060	(1,235)	25	1,956	3,806
Consumer and other	3,682	(385)	5	19	3,321
Total allowance for credit losses on loans	$19,153	$(1,904)	$77	$760	$18,086

(dollars in thousands)	Balance June 30, 2024	Charge-Offs	Recoveries	Provision for credit losses on loans	Balance, September 30, 2024
Three Months Ended September 30, 2024
Construction, land & land development	$1,295	$—	$13	$(14)	$1,294
Other commercial real estate	7,396	—	25	(375)	7,046
Total commercial real estate	8,691	—	38	(389)	8,340
Residential real estate	5,990	(9)	45	69	6,095
Commercial, financial & agricultural	2,015	(85)	76	885	2,891
Consumer and other	2,110	(215)	11	431	2,337
Total allowance for credit losses on loans	$18,806	$(309)	$170	$996	$19,663

(dollars in thousands)	Balance December 31, 2024	Charge-Offs	Recoveries	Provision for credit losses on loans	Balance, September 30, 2025
Nine Months Ended September 30, 2025
Construction, land & land development	$1,306	$—	$1	$480	1,787
Other commercial real estate	6,459	(509)	20	(828)	5,142
Total commercial real estate	7,765	(509)	21	(348)	6,929
Residential real estate	5,502	(183)	165	(1,454)	4,030
Commercial, financial & agricultural	2,904	(2,149)	88	2,963	3,806
Consumer and other	2,809	(939)	24	1,427	3,321
Total allowance for credit losses on loans	$18,980	$(3,780)	$298	$2,588	$18,086

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Balance December 31, 2023	Charge-Offs	Recoveries	Provision for credit losses on loans	Balance, September 30, 2024
Nine Months Ended September 30, 2024
Construction, land & land development	$2,204	$—	$15	$(925)	$1,294
Other commercial real estate	7,064	(20)	43	(41)	7,046
Total commercial real estate	9,268	(20)	58	(966)	8,340
Residential real estate	5,105	(349)	252	1,087	6,095
Commercial, financial & agricultural	2,110	(1,099)	135	1,745	2,891
Consumer and other	1,888	(466)	19	896	2,337
Total allowance for loan losses	$18,371	$(1,934)	$464	$2,762	$19,663
Colony used a one-year reasonable and supportable forecast period. The changes in loss rates used as the basis for the estimate of credit losses during this period were modeled using historical data from peer banks and macroeconomic forecast data obtained from a third party vendor, which were then applied to Colony's recent default experience as a starting point. As of September 30, 2025, the Company expects that the markets in which it operates will experience stable economic and unemployment conditions with the trend of delinquencies returning to more normalized levels, over the next year. Management adjusted the historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio.
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
The following table presents the balance and activity in the allowance for credit losses for unfunded commitments for the three and nine month periods ended September 30, 2025 and September 30, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Beginning balance	$935	$1,259	$813	$1,375
Provision for (recovery of) unfunded commitments	140	(246)	262	(362)
Ending balance	$1,075	$1,013	$1,075	$1,013

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
On August 30, 2024, the Company entered into an interest rate swap with a notional amount totaling $25.4 million with maturity dates ranging from three to 3.5 years. This swap was designated as a fair value hedge of certain fixed rate assets. On September 6, 2024, the Company entered into an interest rate swap with a remaining notional amount totaling $20.0 million with a maturity date of two years. This swap was designated as a cash flow hedge of certain variable rate liabilities. On October 17, 2024, the Company entered into an interest rate swap with a notional amount totaling $25.0 million with a maturity date of three years. This swap was designated as a fair value hedge of certain fixed rate assets.
The Company had no derivatives recorded in "Other assets" on the Company's balance sheet at September 30, 2025. The derivatives recorded in "Other liabilities" on the Company's balance sheet at September 30, 2025 have a total value of $610,000, with $379,000 representing cash flow hedges and $231,000 representing fair value hedges.
Gains were recorded on the swap transactions, which totaled $80,000 and $199,000 for the three months ended September 30, 2025 and 2024, respectively and $235,000 and $550,000 for the nine months ended September 30, 2025 and 2024, respectively, as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to swaps are reclassified to interest income or expense as interest payments are made on the Bank's fixed rate assets and variable rate liabilities.
The following table presents the amounts recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to the interest rate swaps for the three and nine month periods ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Cash flow hedging relationships
Amount of gain(loss) recognized in OCI, net of tax	$(124)	$(1,052)	$(451)	$(330)
Amount of gain reclassified from OCI to interest expense, net of tax	60	159	175	440

Fair value hedging relationships
Amount of gain(loss) recognized in OCI, net of tax	(204)	(130)	(562)	(130)
Amount recognized in interest income, net of tax	74	27	220	27

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(6) Borrowings
The following table presents information regarding the Company’s outstanding borrowings at September 30, 2025 and December 31, 2024:

(dollars in thousands)	September 30, 2025	December 31, 2024
Federal Home Loan Bank advances	185,000	185,000
Other borrowings	63,109	63,039
	$248,109	$248,039
Advances from the Federal Home Loan Bank (“FHLB”) have maturities ranging from 2025 to 2029 and interest rates ranging from 3.69% to 4.73%. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans, commercial real estate loans, farmland loans, multifamily loans and HELOC loans. At September 30, 2025, the lendable collateral value of those loans pledged is $224.1 million. At September 30, 2025, the Company had remaining credit availability from the FHLB of $590.6 million. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.
The Company's debentures issued in connection with trust preferred securities are recorded as other borrowings on the consolidated balance sheets, but, subject to certain limitations, qualify as Tier 1 capital for regulatory capital purposes. At September 30, 2025 and December 31, 2024, $24.2 million of debentures underlying trust preferred securities were outstanding. The proceeds from the offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the bank subsidiary. The debentures underlying the trust preferred securities require quarterly interest payments.
The Company also has fixed-to-floating rate subordinated notes which are due 2032 (the "Notes"). The Notes bear a fixed rate of 5.25% for the first five years and reset quarterly thereafter to the then current three-month SOFR, as published by the Federal Reserve Bank of New York, plus 265 basis points for the five-year floating term. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after May 20, 2027, or at any time, in whole but not in part, upon certain other specified events. At September 30, 2025 and December 31, 2024, $38.9 million and $38.8 million, respectively, of the Notes, net of debt issuance costs were outstanding. The Notes are recorded as other borrowings on the consolidated balance sheets and, subject to certain limitations, qualify as Tier 2 capital for regulatory capital purposes.
The aggregate stated maturities of other borrowed money at September 30, 2025 are as follows:

(dollars in thousands)
Year	Amount
2025	$50,000
2026	25,000
2027	15,000
2028	65,000
2029	30,000
2030 and After	63,109
$248,109
The Company also has available federal funds lines of credit with various financial institutions totaling $114.5 million, with no outstanding balance at September 30, 2025.
The Company has the ability to borrow funds from the Federal Reserve Bank (“FRB”) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At September 30, 2025, the Company had $99.1 million borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(7) Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock.
The following table presents earnings per share for the three and nine month periods ended September 30, 2025 and 2024.

(dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income available to common stockholders	$5,819	$5,629	$20,410	$16,436

Denominator
Weighted average number of common shares
Outstanding for basic earnings per common share	17,461,434	17,587,902	17,472,972	17,566,452
Weighted-average number of shares outstanding for diluted earnings per common share	17,461,434	17,587,902	17,472,972	17,566,452

Earnings per share - basic	$0.33	$0.32	$1.17	$0.94

Earnings per share - diluted	$0.33	$0.32	$1.17	$0.94

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
At September 30, 2025 and December 31, 2024 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(dollars in thousands)	September 30, 2025	December 31, 2024
Loan commitments	$415,462	$329,924
Letters of credit	4,700	5,947
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
Legal Contingencies. In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. As of September 30, 2025, the aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.
Wire Fraud Incident and Insurance Recovery Contingency: In March 2025, the Company was the target of a wire fraud incident. Upon discovery, the Company promptly implemented enhanced internal controls and notified law enforcement and regulatory authorities. After an investigation, it was determined that the incident did not impact any customer accounts or compromise any customer data.
The Company maintains insurance coverage for such incidents through both commercial insurance and through a captive insurance company that covers losses and deductibles. Accordingly, the Company recognized a receivable in other assets during the first quarter of 2025 for amounts not recovered totaling $2.9 million. Based on discussions in the third quarter of 2025 with the Company’s attorneys and insurance carriers and review of applicable insurance policies, it was determined that $1.25 million would not be recoverable and therefore was recognized as an expense in the Company's financial statements during the third quarter of 2025. The remaining balance of $1.65 million in unrecovered funds will be covered under the Company's insurance policies as described above. Additionally, the Company continues to work to recover funds and are cooperating with authorities through an active investigation.

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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2025 and December 31, 2024 are as follows:

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Assets
Cash and short-term investments	$199,966	$199,966	$199,966	$—	$—
Investment securities available-for-sale	305,259	305,259	—	298,373	6,886
Investment securities held-to-maturity	389,135	353,618	—	353,618	—
Other investments	17,999	17,999	—	17,999	—
Loans held for sale	19,286	19,286	—	19,286	—
Loans, net	2,018,970	1,937,639	—	—	1,937,639

Liabilities
Deposits	2,584,329	2,581,784	—	2,581,784	—
Federal Home Loan Bank advances	185,000	184,058	—	184,058	—
Other borrowings	63,109	54,124	—	54,124	—
Derivative liabilities	610	610	—	610	—

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Cash and short-term investments	$231,034	$231,034	$231,034	$—	$—
Investment securities available-for-sale	366,049	366,049	—	357,128	8,921
Investment securities held-to-maturity	430,077	383,020	—	383,020	—
Other investments	17,694	17,694	—	17,694	—
Loans held for sale	39,786	39,786	—	39,786	—
Loans, net	1,824,000	1,703,487	—	—	1,703,487
Derivative assets	784	784	—	784	—

Liabilities
Deposits	2,567,943	2,564,143	—	2,564,143	—
Federal Home Loan Bank advances	185,000	186,468	—	186,468	—
Other borrowings	63,039	52,057	—	52,057	—
Derivative liabilities	47	47	—	47	—
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis – The following tables present the recorded amount of the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2025 and December 31, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall. The tables below include collateral dependent impaired loans and other real estate properties at September 30, 2025 and December 31, 2024. Those collateral dependent impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2025
Recurring
Investment securities available-for-sale
U.S. treasury securities	$763	$—	$763	$—
U.S. agency securities	2,145	—	2,145	—
Asset backed securities	14,845	—	14,845	—
State, county & municipal securities	97,645	—	97,645	—
Corporate debt securities	45,849	—	38,963	6,886
Mortgage-backed securities	144,012	—	144,012	—
Total investment securities available-for-sale	305,259	—	298,373	6,886
Equity securities with readily determinable fair values	6,064	—	6,064	—
Loans held for sale	19,286	—	19,286	—
Total recurring assets	$330,609	$—	$323,723	$6,886

Derivative liabilities	$610	$—	$610	$—
Total recurring liabilities	$610	$—	$610	$—

Nonrecurring
Collateral dependent loans	$5,948	$—	$—	$5,948
Other real estate owned	710	—	—	710
Total nonrecurring assets	$6,658	$—	$—	$6,658

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2024
Recurring
Investment securities available-for-sale
U.S. treasury securities	$3,173	$—	$3,173	$—
U.S. agency securities	2,755	—	2,755	—
Asset backed securities	17,824	—	17,824	—
State, county & municipal securities	95,637	—	95,637	—
Corporate debt securities	47,782	—	41,234	6,548
Mortgage-backed securities	198,878	—	196,505	2,373
Total investment securities available-for-sale	366,049	—	357,128	8,921
Equity securities with readily determinable fair values	5,797	—	5,797	—
Loans held for sale	39,786	—	39,786	—
Derivative assets	784	—	784	—
Total recurring assets	$412,416	$—	$403,495	$8,921

Derivative liabilities	$47	$—	$47	$—
Total recurring liabilities	$47	$—	$47	$—

Nonrecurring
Collateral dependent loans	$3,075	$—	$—	$3,075
Other real estate owned	202	—	—	202
Total nonrecurring assets	$3,277	$—	$—	$3,277

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at September 30, 2025 and December 31, 2024. This table is comprised of collateral dependent impaired loans and other real estate owned:

(dollars in thousands)	September 30, 2025	Valuation Techniques	Unobservable Inputs	Discount rate
Collateral dependent loans	$5,948	Appraised Value	Discounts to reflect estimated costs to sell	10%
Other real estate owned	710	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	10%

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	December 31, 2024	Valuation Techniques	Unobservable Inputs	Discount rate
Collateral dependent loans	$3,075	Appraised Value	Discounts to reflect estimated costs to sell	10%
Other real estate owned	202	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	10%

The following table presents quantitative information about recurring level 3 fair value measurements as of September 30, 2025 and December 31, 2024.

	As of September 30, 2025
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Available-for-sale securities	$6,886	Discounted Cash Flow	Discount Rate or Yield	N/A

	As of December 31, 2024
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Available-for-sale securities	$8,921	Discounted Cash Flow	Discount Rate or Yield	N/A
The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three and nine months ended September 30, 2025.

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
(dollars in thousands)	Available-for-sale securities	Available-for-sale securities
Balance, Beginning	$6,811	$8,921
Additions/Accretion	10	10
Redemptions/Payments	—	(2,380)
Fair value adjustments	65	335
Balance, Ending	$6,886	$6,886
The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers between levels for the three and nine months ended September 30, 2025.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(10) Segment Information
ASC Topic 820 - Segment Reporting identifies operating segments as components of an enterprise which are evaluated regularly by the Company's Chief Operating Decision Maker, our Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company has applied the aggregation criterion set forth in this codification to the results of its operations. The Company’s operating segments include banking, mortgage banking and small business specialty lending division. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. The Small Business Specialty Lending Division segment derives its revenue from the origination, sales and servicing of Small Business Administration loans and other government guaranteed loans. Segment performance is evaluated using net interest income and noninterest income. Income taxes are assessed based on income before income taxes, and indirect expenses (including management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. The following tables present information reported internally for performance assessment for the three and nine months ended September 30, 2025 and 2024:

(dollars in thousands)	Bank		Mortgage Banking	Small Business Specialty Lending Division		Totals
Three Months Ended September 30, 2025
Net Interest Income	$21,629		$62	$1,008		$22,699
Provision for Credit Losses	(371)		—	1,271		900
Net Interest Income after Provision for Credit Losses	22,000		62	(263)		21,799
Mortgage Fee Income	—		1,851	—		1,851
Gain on Sale of SBA Loans	—		—	1,411		1,411
Other	6,144	(1)	—	685	(2)	6,829
Total Noninterest Income	6,144		1,851	2,096		10,091
Salaries and Employee Benefits	10,163		1,950	1,419		13,532
Other (3)	10,912		116	52		11,080
Total Noninterest Expense	21,075		2,066	1,471		24,612
Income Taxes	1,413		(27)	73		1,459
Segment Profit	$5,656		$(126)	$289		$5,819

(1) Includes service charges on deposits, interchange fees, BOLI income, insurance commissions and other noninterest income.
(2) Represents SBA loan related fee income.
(3) Includes occupancy and equipment, acquisition related expenses, information technology expenses, professional fees, advertising and public relations, communications and other noninterest expenses.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Bank		Mortgage Banking	Small Business Specialty Lending Division		Totals
Three Months Ended September 30, 2024
Net Interest Income	$17,152		$67	$1,322		$18,541
Provision for Credit Losses	698		—	52		750
Net Interest Income after Provision for Credit Losses	16,454		67	1,270		17,791
Mortgage Fee Income	—		1,812	—		1,812
Gain on Sale of SBA Loans	—		—	2,227		2,227
Other	5,494	(1)	—	549	(2)	6,043
Total Noninterest Income	5,494		1,812	2,776		10,082
Salaries and Employee Benefits	9,161		1,657	1,776		12,594
Other (3)	7,914		(124)	451		8,241
Total Noninterest Expense	17,075		1,533	2,227		20,835
Income Taxes	1,017		71	321		1,409
Segment Profit	$3,856		$275	$1,498		$5,629

(1) Includes service charges on deposits, loss on sales of securities, interchange fees, BOLI income, insurance commissions and other noninterest income.
(2) Represents SBA loan related fee income.
(3) Includes occupancy and equipment, information technology expense, professional fees, advertising and public relations, communications and other noninterest expenses.

(dollars in thousands)	Bank		Mortgage Banking	Small Business Specialty Lending Division		Totals
Nine Months Ended September 30, 2025
Net Interest Income	$62,937		$159	$2,940		$66,036
Provision for Credit Losses	520		—	2,330		2,850
Net Interest Income after Provision for Credit Losses	62,417		159	610		63,186
Mortgage Fee Income	—		5,414	—		5,414
Gain on Sale of SBA Loans	—		—	3,996		3,996
Other	17,887	(1)	—	1,936	(2)	19,823
Total Noninterest Income	17,887		5,414	5,932		29,233
Salaries and Employee Benefits	28,670		5,168	4,464		38,302
Other (3)	27,464		209	862		28,535
Total Noninterest Expense	56,134		5,377	5,326		66,837
Income Taxes	4,872		52	248		5,172
Segment Profit	$19,298		$144	$968		$20,410

Segments Assets at September 30, 2025	$3,046,699		$12,959	$93,088		$3,152,746

Full time employees September 30, 2025	383		46	31		460

(1) Includes service charges on deposits, interchange fees, BOLI income, insurance commissions and other noninterest income.
(2) Represents SBA loan related fee income.
(3) Includes occupancy and equipment, acquisition related expenses, information technology expenses, professional fees, advertising and public relations, communications and other noninterest expenses.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Bank		Mortgage Banking	Small Business Specialty Lending Division		Totals
Nine Months Ended September 30, 2024
Net Interest Income	$51,921		$157	$3,526		$55,604
Provision for Credit Losses	1,249		—	1,151		2,400
Net Interest Income after Provision for Credit Losses	50,672		157	2,375		53,204
Mortgage Fee Income	70		4,433	—		4,503
Gain on Sale of SBA Loans	—		—	6,620		6,620
Other	16,190	(1)	—	1,753	(2)	17,943
Total Noninterest Income	16,260		4,433	8,373		29,066
Salaries and Employee Benefits	27,491		4,291	5,108		36,890
Other (3)	23,848		(214)	1,038		24,672
Total Noninterest Expense	51,339		4,077	6,146		61,562
Income Taxes	3,243		114	915		4,272
Segment Profit	$12,350		$399	$3,687		$16,436

Segments Assets at December 31, 2024	$2,985,856		$17,970	$105,956		$3,109,782

Full time employees September 30, 2024	375		44	33		452

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
As of September 30, 2025, the Company and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized, the Company and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the tables below, and have met certain other requirements. Management believes that the Company and the Bank exceeded all well-capitalized requirements at September 30, 2025, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.
The following tables summarize regulatory capital information as of September 30, 2025 and December 31, 2024 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for September 30, 2025 and December 31, 2024 were calculated in accordance with the Basel III rules.

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2025
Total Capital to Risk-Weighted Assets
Consolidated	$362,131	16.00%	$181,066	8.00%	$226,332	10.00%
Colony Bank	319,529	14.18	180,270	8.00	225,338	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	304,090	13.44	135,754	6.00	181,006	8.00
Colony Bank	300,368	13.33	135,199	6.00	180,266	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	279,861	12.37	101,809	4.50	147,057	6.50
Colony Bank	300,368	13.33	101,400	4.50	146,466	6.50

Tier 1 Capital to Average Assets
Consolidated	304,090	9.91	122,741	4.00	153,426	5.00
Colony Bank	300,368	9.83	122,225	4.00	152,781	5.00

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Total Capital to Risk-Weighted Assets
Consolidated	$352,495	17.10%	$164,910	8.00%	$206,137	10.00%
Colony Bank	314,266	15.29	164,430	8.00	205,537	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	293,893	14.26	123,658	6.00	164,877	8.00
Colony Bank	294,474	14.33	123,297	6.00	164,396	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	269,664	13.08	92,774	4.50	134,007	6.50
Colony Bank	294,474	14.33	92,473	4.50	133,572	6.50

Tier 1 Capital to Average Assets
Consolidated	293,893	9.50	123,744	4.00	154,681	5.00
Colony Bank	294,474	9.55	123,340	4.00	154,175	5.00

(12) Subsequent Events
Dividend
On October 22, 2025, the Board of Directors declared a quarterly cash dividend of $0.1150 per share, to be paid on its common stock on November 19, 2025, to shareholders of record as of the close of business on November 5, 2025.
At-The-Market Offering
On November 3, 2025, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co., as placement agent, pursuant to which the Company may sell from time to time shares of the Company's common stock, par value $1.00, having an aggregate gross sale price of up to $40,000,000. Sales of common stock under the Equity Distribution Agreement may be made in any transactions that are deemed to be "at-the-market offerings" as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the "Securities Act") or, subject to the Company's consent, in privately negotiated transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Colony Bankcorp, Inc. and our wholly owned subsidiary, Colony Bank, from December 31, 2024 through September 30, 2025 and on our results of operations for the three and nine months ended September 30, 2025 and 2024. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto in the Company's 2024 Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
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
•any adverse effects of a prolonged shutdown of the U.S. government; and
•other risks and factors identified in our 2024 Form 10-K, this Quarterly Report on Form 10-Q for the period ended September 30, 2025, and in any of the Company's other reports filed with the U.S. Securities and Exchange Commission and available on its website at www.sec.gov.
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
Overview
The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of September 30, 2025 and December 31, 2024, and results of operations for the three and nine month periods ended September 30, 2025 and 2024. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.
At September 30, 2025, the Company had total consolidated assets of $3.2 billion, total loans, net of $2.0 billion, total deposits of $2.6 billion, and stockholders’ equity of $302.3 million. The Company reported net income of $5.8 million, or $0.33 per diluted share, for the three months ended September 30, 2025 and $20.4 million, or $1.17 per diluted share, for the first nine months of 2025, compared to net income of $5.6 million, or $0.32 per diluted share, for the three months ended September 30, 2024 and $16.4 million, or $0.94 per diluted share, for the first nine months of 2024. The increase in net income for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily a result of an increase in interest income on loans, and a minimal increase in noninterest income, along with a decrease in interest expense, that was partially offset by an increase in noninterest expense. The increase in net income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily a result of increases in interest income, reflected in the loan and deposit in banks categories, as well as an increase in noninterest income, along with a decrease in interest expense that was partially offset by an increase in noninterest expense.
Net interest income on a tax equivalent basis was $22.9 million for the third quarter of 2025 compared to $18.7 million for the third quarter of 2024, an increase of $4.2 million. Net interest income on a tax equivalent basis for the nine months ended September 30, 2025 was $66.6 million, compared to $56.1 million for the nine months ended September 30, 2024, an increase of $10.5 million. These increases are the result of an increase in income on interest earning assets along with a decrease in expense on interest bearing liabilities. Income on interest earning assets increased $2.3 million to $37.1 million for the third quarter of 2025 compared to the respective period in 2024. Expense on interest bearing liabilities decreased $1.9 million to $14.2 million for the third quarter of 2025 compared to the respective period in 2024. Income on interest earning assets increased $8.1 million to $109.8 million for the first nine months of 2025 compared to the respective period in 2024. Expense on interest bearing liabilities decreased $2.4 million to $43.2 million for the first nine months of 2025 compared to the respective period in 2024.
Provision for credit losses for the three and nine months ended September 30, 2025 was $900,000 and $2.9 million, which represents $760,000 and $2.6 million in provision for credit losses on loans and $140,000 and $262,000 in provision for credit losses on unfunded commitments, respectively. This is compared to $750,000 and $2.4 million for the three and nine months ended September 30, 2024, which represents $996,000 and $2.8 million in provision for credit losses on loans and $246,000 and $362,000 in release of credit losses on unfunded commitments, respectively. For the third quarter of 2025, there were net charge-offs of $1.8 million compared to $139,000 for the same period in 2024. Net charge-offs for the first nine months of 2025 were $3.5 million compared to $1.5 million for the same period in 2024. Colony’s allowance for credit losses on loans was $18.1 million, or 0.89% of total loans at September 30, 2025, compared to $19.0 million, or 1.03% of total loans, at December 31, 2024. Both periods experienced increases in net charge-offs primarily due to SBA loans in the SBSL portfolio related to loans originated prior to changes made in the Company's credit policy. Newly originated loans of this type have tighter credit requirements and higher SBA guarantee percentages. At September 30, 2025 and December 31, 2024, nonperforming assets were $15.2 million and $11.3 million, or 0.48% and 0.36% of total assets, respectively.
Noninterest income of $10.1 million for the third quarter of 2025 represents an increase of $9,000, or 0.09%, from the third quarter of 2024. Noninterest income of $29.2 million for the nine months ended September 30, 2025 represents an increase of $167,000, or 0.57%, from the nine months ended September 30, 2024. These increases are a result of increases in mortgage fee income, insurance commissions, interchange fees and other noninterest income which were partially offset by a decrease in gain on sales of SBA loans. See "Table 3 - Noninterest Income" for more detail and discussion on the primary drivers to the increase in noninterest income.
For the three months ended September 30, 2025, noninterest expense was $24.6 million, an increase of $3.8 million, or 18.13%, from the same period in 2024. For the nine months ended September 30, 2025, noninterest expense was $66.8 million, an increase of $5.3 million, or 8.57%, from the same period in 2024. Increases in noninterest expense for both periods were a result of increases in salaries and employee benefits, occupancy and equipment, acquisition related expenses, information technology expenses, professional fees and other noninterest expenses, which includes a loss related to a wire fraud incident. See "Table 4 - Noninterest Expense" for more detail and discussion on the primary drivers to the increase in noninterest expense.
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

Liquidity sources and capital ratios

The Company’s uninsured deposits represented 31.52% of total Bank deposits at September 30, 2025 compared to 33.03% of total Bank deposits at December 31, 2024. The Company continues to maintain strong liquidity with available sources of funding of approximately $1.3 billion at September 30, 2025. Furthermore, the Company’s capital remains strong with common equity Tier 1 and total capital ratios of 12.37% and 16.00%, respectively, as of September 30, 2025.

Results of Operations
We reported net income and diluted earnings per share of $5.8 million and $0.33, respectively, for the third quarter of 2025. This compares to net income and diluted earnings per share of $5.6 million and $0.32, respectively, for the same period in 2024. We reported net income and diluted earnings per share of $20.4 million and $1.17, respectively, for the first nine months ended September 30, 2025. This compares to net income and diluted earnings per share of $16.4 million and $0.94, respectively, for the same period in 2024.
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
Fully taxable equivalent net interest income for the third quarters of 2025 and 2024 was $22.9 million and $18.7 million, respectively. This increase quarter over quarter can be seen in increases in rates and volume on loans, net and the decrease in rates paid on deposits and other borrowings. The net interest margin for the third quarter of 2025 and 2024 was 3.17% and 2.64%, respectively. This increase in the net interest margin for the third quarter of 2025 compared to the same period in 2024 is primarily a result of increases in rates on loans, net and the decrease in rates paid on deposits and other borrowings. Fully taxable equivalent net interest income for the nine months ended September 30, 2025 and 2024 was $66.6 million and $56.1 million, respectively. This increase period over period primarily resulted from increases in rates and volume on loans, net and rates on taxable investment securities as well as the decrease in rates paid on deposits and other borrowings. The net interest margin for the nine months ended September 30, 2025 and 2024 was 3.07% and 2.67%, respectively. This increase in the net interest margin is primarily a result of increases in rates on loans, net and taxable investment securities as well as the decrease in rates paid on deposits and other borrowings. Disciplined relationship pricing, loan growth and repricing of deposits and assets for both the quarter and nine month period contributed to the improved net interest margin compared to the prior periods.
The following tables indicate the relationship between interest income and interest expense and the average amounts of assets and liabilities for the periods indicated. As shown in the tables below, both average assets and average liabilities increased for the three months ended September 30, 2025 compared to the same period in 2024. The increase in average assets was primarily driven by the increase in loans of $124.8 million and deposits in banks of $140,000, which was partially offset by decreases in investment securities of $80.9 million. The increase in average liabilities was primarily attributed to an increase in interest bearing deposits of $36.2 million as well as an increase in other borrowings $1.8 million. For the nine months ended September 30, 2025, both average assets and average liabilities increased compared to the same period in 2024. The increase in average assets was primarily driven by the increase in the loan portfolio and deposits in banks of $67.8 million and $76.1 million, respectively, partially offset by a decrease in investment securities of $50.7 million. The increase in average liabilities was attributed to an increase in interest bearing deposits and Federal Home Loan Bank advances of $79.9 million and $11.5 million, respectively. The net interest spread, as well as the net interest margin, will continue to be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.

The yield on total interest-bearing liabilities decreased from 2.76% in the third quarter of 2024 to 2.40% in the third quarter of 2025. The yield on total interest-bearing liabilities decreased from 2.66% for the nine months ended September 30, 2024 to 2.43% for the nine months ended September 30, 2025. These decreases were primarily due to decreases in the federal funds interest rate of 100 basis points during the fourth quarter of 2024 as well as an additional decrease of 25 basis points in September 2025, along with low cost deposit growth during the nine months of 2025, which illustrates the Company's continued focus on its deposit first culture and building customer relationships.

Table 1 - Average Balance Sheet and Net Interest Analysis
	Three Months Ended September 30,
	2025			2024
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans held for sale	$17,062	$256	5.96%	$34,533	$616	7.10%
Loans, net of unearned income(1)	2,024,153	31,364	6.15	1,881,842	27,944	5.91
Investment securities, taxable	641,774	4,132	2.55	719,669	4,852	2.68
Investment securities, tax-exempt(2)	92,498	489	2.10	95,464	501	2.09
Deposits in banks and short term investments	88,703	839	3.75	88,563	855	3.84
Total interest-earning assets	$2,864,190	$37,080	5.14%	$2,820,071	$34,768	4.90%
Noninterest-earning assets	228,221			218,876
Total assets	$3,092,411			$3,038,947
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$1,479,499	$5,999	1.61%	$1,460,011	$7,342	2.00%
Other time	620,141	5,333	3.41	603,391	5,812	3.83
Total interest-bearing deposits	2,099,640	11,332	2.14	2,063,402	13,154	2.54
Federal Home Loan Bank advances	185,000	1,909	4.09	185,000	1,913	4.11
Other borrowings	64,834	952	5.83	63,001	996	6.29
Total other interest-bearing liabilities	249,834	2,861	4.54	248,003	2,909	4.67
Total interest-bearing liabilities	$2,349,474	$14,193	2.40%	$2,311,405	$16,063	2.76%
Noninterest-bearing liabilities:
Demand deposits	427,100			440,699
Other liabilities	19,810			18,074
Stockholders' equity	296,027			268,769
Total noninterest-bearing liabilities and stockholders' equity	742,937			727,542
Total liabilities and stockholders' equity	$3,092,411			$3,038,947
Interest rate spread			2.74%			2.14%
Net interest income		$22,887			$18,705
Net interest margin			3.17%			2.64%
1.The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable-equivalent adjustments totaling $85,000 and $59,000 for the three months ended September 30, 2025 and 2024, respectively, are calculated using the statutory federal tax rate and are included in income and fees on loans. Accretion income of $25,000 and $25,000 for the three months ended September 30, 2025 and 2024, respectively, are also included in income and fees on loans.
2.Taxable-equivalent adjustments totaling $103,000 and $105,000 for the three months ended September 30, 2025 and 2024, respectively, are calculated using the statutory federal tax rate and are included in tax-exempt interest on investment securities.

Table 1 - Average Balance Sheet and Net Interest Analysis
	Nine Months Ended September 30,
	2025			2024
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans held for sale	$20,914	$910	5.81%	$30,737	$1,697	7.37%
Loans, net of unearned income(3)	1,951,785	89,218	6.11	1,874,169	81,668	5.82
Investment securities, taxable	683,243	13,726	2.69	726,462	14,511	2.67
Investment securities, tax-exempt(4)	93,313	1,475	2.11	100,789	1,652	2.19
Deposits in banks and short term investments	150,328	4,487	3.99	74,255	2,232	4.01
Total interest-earning assets	$2,899,583	$109,816	5.06%	$2,806,412	$101,760	4.84%
Noninterest-earning assets	226,827			222,135
Total assets	$3,126,410			$3,028,547
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$1,519,282	$18,777	1.65%	$1,454,287	$20,534	1.89%
Other time	612,521	15,960	3.48	597,623	16,817	3.76
Total interest-bearing deposits	2,131,803	34,737	2.18	2,051,910	37,351	2.43
Federal Home Loan Bank advances	185,000	5,671	4.10	173,540	5,306	4.08
Other borrowings	63,658	2,808	5.90	63,241	2,989	6.31
Total other interest-bearing liabilities	248,658	8,479	4.56	236,786	8,295	4.68
Total interest-bearing liabilities	$2,380,461	$43,216	2.43%	$2,288,696	$45,646	2.66%
Noninterest-bearing liabilities:
Demand deposits	441,259			461,336
Other liabilities	17,325			16,869
Stockholders' equity	287,365			261,646
Total noninterest-bearing liabilities and stockholders' equity	745,949			739,851
Total liabilities and stockholders' equity	$3,126,410			$3,028,547
Interest rate spread			2.63%			2.18%
Net interest income		$66,600			$56,114
Net interest margin			3.07%			2.67%
3. The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable-equivalent adjustments totaling $254,000 and $163,000 for the nine months ended September 30, 2025 and 2024, respectively, are calculated using the statutory federal tax rate and are included in income and fees on loans. Accretion income of $61,000 and $35,000 for the nine months ended September 30, 2025 and 2024, respectively, are also included in income and fees on loans.
4. Taxable-equivalent adjustments totaling $310,000 and $347,000 for the nine months ended September 30, 2025 and 2024, respectively, are calculated using the statutory federal tax rate and are included in tax-exempt interest on investment securities.

The following table presents the effect of net interest income for changes in the average outstanding volume amounts of interest-earning assets and interest-bearing liabilities and the rates earned and paid on these assets and liabilities for the three and nine month periods ended September 30, 2025 compared to the three and nine month periods ended September 30, 2024.

Table 2 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(dollars in thousands)	Compared to Three Months Ended September 30, 2024 Increase (Decrease) Due to Changes in			Compared to Nine Months Ended September 30, 2024 Increase (Decrease) Due to Changes in

Interest-earning assets:	Volume	Rate	Total	Volume	Rate	Total
Loans held for sale	$(356)	$(4)	$(360)	$(762)	$(25)	$(787)
Loans, net of unearned fees	3,307	113	3,420	7,034	516	7,550
Investment securities, taxable	(712)	(8)	(720)	(1,001)	216	(785)
Investment securities, tax-exempt	(30)	18	(12)	(175)	(2)	(177)
Deposits in banks and short term investments	91	(107)	(16)	2,312	(57)	2,255
Total interest-earning assets (FTE)	2,300	12	2,312	7,408	648	8,056
Interest-bearing liabilities:
Interest-Bearing Demand and Savings Deposits	7,868	(9,211)	(1,343)	5,175	(6,932)	(1,757)
Time Deposits	4,094	(4,573)	(479)	2,270	(3,127)	(857)
Federal Home Loan Bank Advances	—	(4)	(4)	364	1	365
Other Borrowed Money	475	(519)	(44)	211	(392)	(181)
Total interest-bearing liabilities	12,437	(14,307)	(1,870)	8,020	(10,450)	(2,430)
Increase (decrease) in net interest income (FTE)	$(10,137)	$14,319	$4,182	$(612)	$11,098	$10,486
Provision for Credit Losses
The provision for credit losses recorded in each period is based on the amount required such that the total allowance for credit losses reflects the appropriate balance, in the estimation of management, sufficient to cover expected credit losses over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur. Provision for credit losses for the three and nine months ended September 30, 2025 was $900,000 and $2.9 million, respectively, compared to $750,000 and $2.4 million, respectively, for the same period in 2024. The provision for credit losses for the three and nine months ended September 30, 2025 includes $760,000 and $2.6 million, respectively, in credit losses on loans and $140,000 and $262,000, respectively in credit losses on unfunded commitments. The provision for credit losses for the three and nine months ended September 30, 2024 includes $996,000 and $2.8 million, respectively, in credit losses on loans and $246,000 and $362,000, respectively, in release of credit losses on unfunded commitments. See the section captioned “Loans and Allowance for Credit Losses” elsewhere in this discussion for further analysis of the provision for credit losses.

Noninterest Income
The following table represents the major components of noninterest income for the periods indicated.

Table 3 - Noninterest Income
	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Service charges on deposits	$2,640	$2,401	$239	10.0%	$7,031	$7,063	$(32)	(0.5)%
Mortgage fee income	1,851	1,812	39	2.2	5,414	4,503	911	20.2
Gain on sales of SBA loans	1,411	2,227	(816)	(36.6)	3,996	6,620	(2,624)	(39.6)
Loss on sales of securities	(1,039)	(454)	(585)	128.9	(1,039)	(1,434)	395	(27.5)
Interchange fees	2,273	2,163	110	5.1	6,284	6,269	15	0.2
BOLI income	396	383	13	3.4	1,215	1,313	(98)	(7.5)
Insurance commissions	874	433	441	101.8	2,109	1,318	791	60.0
Other noninterest income	1,685	1,117	568	50.9	4,223	3,414	809	23.7
Total noninterest income	$10,091	$10,082	$9	0.1%	$29,233	$29,066	$167	0.6%
Noninterest income increased for the three and nine month periods ended September 30, 2025 as compared to the same periods in 2024. The increases in both periods is primarily a result of increases in mortgage fee income, insurance commissions, interchange fees and other noninterest income partially offset by a decrease in gain on sales of SBA loans.
Service charges on deposits. For the three months ended September 30, 2025, service charges on deposits increased compared to the same period ended September 30, 2024. This increase was related to increases in deposit account fees implemented in June 2025. For the nine months ended September 30, 2025, service charges on deposits experienced a slight decrease compared to the same period ended September 30, 2024. This decrease in service charges was primarily a result of lower NSF fees on deposit accounts, partially offset by the increase in deposit account fees described above.
Mortgage Fee Income. For the three and nine months ended September 30, 2025, mortgage fee income increased compared to the same periods ended September 30, 2024. These increases in mortgage fee income were the result of higher mortgage production in each respective period in 2025 compared to their prior respective periods in 2024.
Gain on sales of SBA loans. For the three and nine months ended September 30, 2025, net realized gains on the sale of the guaranteed portion of SBA loans decreased as compared to the same periods ended September 30, 2024. These decreases are related to decreased loan production and sales in 2025 in the Small Business Specialty Lending division.
BOLI income. For the three months ended September 30, 2025, BOLI income was slightly higher when compared to the same period ended September 30, 2024 due to normal fluctuations in cash surrender value. For the nine months ended September 30, 2025 compared to the same period in 2024, BOLI income decreased due to the payout of death benefits during the first quarter of 2024.
Interchange fees. For the three and nine months ended September 30, 2025, interchange fee income was slightly higher than the same periods ended September 30, 2024. This increase in interchange fees is the result of customer use of our card programs and fluctuating purchasing habits between periods.
Insurance commissions. For the three and nine months ended September 30, 2025, insurance commissions increased compared to the same periods ended September 30, 2024. This variance is volume driven by activity in the Company's insurance division and was also impacted by the acquisition of the Ellerbee Insurance Agency in the second quarter of 2025.
Other noninterest income. For the three and nine months ended September 30, 2025, other noninterest income increased as compared to the same periods ended September 30, 2024. The increase in other noninterest income for both periods ended September 30, 2025 was primarily attributable to increases in wealth advisory and merchant services, SBSL related fees and income related to the Company's portion of a Fintech distribution, offset by a decrease in equity investment market valuation gains and decreases in gains on sales of other real estate and repossessed assets.

Noninterest Expense
The following table represents the major components of noninterest expense for the periods indicated.

Table 4 - Noninterest Expense
	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Salaries and employee benefits	$13,532	$12,594	$938	7.4%	$38,302	$36,890	$1,412	3.8%
Occupancy and equipment	1,732	1,523	209	13.7	4,995	4,504	491	10.9
Acquisition related expenses	732	—	732	100.0	732	—	732	100.0
Information technology expenses	2,680	2,150	530	24.7	7,749	6,487	1,262	19.5
Professional fees	998	748	250	33.4	2,488	2,286	202	8.8
Advertising and public relations	1,130	965	165	17.1	2,877	2,891	(14)	(0.5)
Communications	218	210	8	3.8	611	652	(41)	(6.3)
Other noninterest expense	3,590	2,645	945	35.7	9,083	7,852	1,231	15.7
Total noninterest expense	$24,612	$20,835	$3,777	18.1%	$66,837	$61,562	$5,275	8.6%
Noninterest expense increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024.
Salaries and employee benefits. Salaries and employee benefits for the three months ended September 30, 2025 increased as compared to the same period ended September 30, 2024. This increase was primarily related to increases in employee salaries, insurance and bonus partially offset by decreases in commission expense due to lower SBSL sales and an increase in FAS91-deferred costs due to growth in loans. Salaries and employee benefits for the nine months ended September 30, 2025 increased as compared to the same period ended September 30, 2024. This increase was primarily due to the acquisition of the Ellerbee Insurance Agency on April 1, 2025 as well as employee insurance and bonus expense which was partially offset by a decrease in stock award expense and an increase in FAS91-deferred costs due to growth in loans.
Occupancy and equipment. Occupancy and equipment expenses increased for the three and nine months ended September 30, 2025 compared to the same periods ended September 30, 2024. These increases relate primarily to increases in repair and maintenance, real estate taxes and lease expenses.
Acquisition related expenses. Acquisition related expenses increased for the three and nine months ended September 30, 2025 compared to the same periods ended September 30, 2024 and consist primarily of professional fees, regulatory fees and advertising attributable to the merger with TC Bancshares announced in the third quarter of 2025.
Information technology expenses. Information technology expenses increased for the three and nine months ended September 30, 2025 compared to the same periods ended September 30, 2024. These increases relate primarily to increases in software expenses which are partially offset by decreases in data processing expenses.
Professional fees. Professional fees increased for the three and nine months ended September 30, 2025 compared to the same periods ended September 30, 2024. These increases relate to increases in accounting and consulting fees partially offset by decreases in legal fees.
Advertising and public relations. Advertising and public relations expenses increased and decreased for the three and nine months ended September 30, 2025 compared to the same periods ended September 30, 2024, respectively. The quarter over quarter increase was related to increases in donations to various local community projects while the decrease year over year related primarily to the timing of donations during the first quarter of 2024 compared to first quarter of 2025 related to the Georgia Scholarship Program along with a decrease in appraisal fees.
Communications. Communications expense increased and decreased for the three and nine months ended September 30, 2025 compared to the same periods ended September 30, 2024, respectively. The changes are related to fluctuations in data circuit fees.

Other noninterest expense. Other noninterest expense increased for the three and nine months ended September 30, 2025 as compared to the same periods ended September 30, 2024. These increases were primarily due to a nonrecoverable loss related to a wire fraud incident recorded in the third quarter of 2025 partially offset by increases in the valuation of the SBSL servicing asset.
Income Tax Expense
Income tax expense for the three and nine months ended September 30, 2025 was $1.5 million and $5.2 million, respectively, compared to $1.4 million and $4.3 million, respectively, for the same periods in 2024. The Company’s effective tax rate for the three and nine months ended September 30, 2025 was 20.0% and 20.2%, respectively, compared to 20.0% and 20.6%, respectively, for the three and nine months ended September 30, 2024. The largest driver of the difference is the tax-exempt income primarily from BOLI and tax exempt interest.
Balance Sheet Review
Total assets increased to $3.2 billion at September 30, 2025 from $3.1 billion at December 31, 2024.
Loans and Allowance for Credit Losses
At September 30, 2025, gross loans outstanding (excluding loans held for sale) were $2.04 billion, an increase of $194.1 million, or 10.53%, compared to $1.84 billion at December 31, 2024.
At September 30, 2025, approximately 64.1% of our loans were secured by commercial real estate. Our total commercial real estate loans have increased since December 31, 2024 as well as our residential real estate and consumer lending, while commercial, financial & agricultural saw a slight decrease. We continue to maintain loan growth at disciplined pricing levels which has contributed to an improved net interest margin.
The following table presents a summary of the loan portfolio as of September 30, 2025 and December 31, 2024.

Table 5 - Loans Outstanding
(dollars in thousands)	September 30, 2025	December 31, 2024
Construction, land & land development	$240,819	$205,046
Other commercial real estate	1,064,984	990,648
Total commercial real estate	1,305,803	1,195,694
Residential real estate	377,058	344,167
Commercial, financial & agricultural	213,274	213,910
Consumer and other	140,921	89,209
Total loans	$2,037,056	$1,842,980
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
The allowance for credit losses on loans was $18.1 million at September 30, 2025 compared to $19.7 million at September 30, 2024, a decrease of $1.6 million, or 8.0%. The allowance for credit losses on loans as a percentage of loans was 0.89% and 1.04% at September 30, 2025 and 2024, respectively. The provision for credit losses was $900,000 compared to $750,000 for the three months ended September 30, 2025 and September 30, 2024, respectively. The provision for credit losses for the quarter ended September 30, 2025 includes $760,000 in credit losses on loans and $140,000 in credit losses on unfunded commitments. The provision for credit losses for the quarter ended September 30, 2024 includes $996,000 in credit losses on loans and a release of $246,000 in credit losses on unfunded commitments. The provision for credit losses was $2.9 million compared to $2.4 million for the nine months ended September 30, 2025 and 2024, respectively. The provision for credit losses for the nine months ended September 30, 2025 includes $2.6 million in credit losses on loans and $262,000 in credit losses on unfunded commitments. The provision for credit losses for the nine months ended September 30, 2024 includes $2.8 million in credit losses on loans and a release of $362,000 in credit losses on unfunded commitments. For the three and nine month periods ended September 30, 2025, we experienced increases in net charge-offs primarily related to SBA loans in our SBSL portfolio which represented 70% and 67%, respectively, of total net charge-offs for each period. These charge-offs were related to loans originated prior to changes made in the Company's credit policy. Newly originated loans of this type have tighter credit requirements and higher SBA guarantee percentages. In addition to the increased net charge-offs, another impact to the allowance for credit losses was the reduction in loss rates for 1-4 family loans in the allowance model based on updated prepayment metrics which reduced our calculated loss rate before qualitative adjustments. Therefore, the amount of provision expense recorded in each period was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, that was sufficient to cover expected credit losses on loans over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur.
Additional information about the Company’s allowance for credit losses is provided in Note 4 to our consolidated financial statements as of September 30, 2025, included elsewhere in this Quarterly Report on Form 10-Q.

The following table presents an analysis of the allowance for credit losses on loans as of and for the nine months ended September 30, 2025 and 2024:

Table 6 - Analysis of Allowance for Credit Losses on Loans
	September 30, 2025		September 30, 2024
(dollars in thousands)	Reserve	%*	Reserve	%*
Construction, land & land development	$1,787	11.8%	$1,294	10.4%
Other commercial real estate	5,142	52.3%	7,046	53.7%
Residential real estate	4,030	18.5%	6,095	18.5%
Commercial, financial & agricultural	3,806	10.5%	2,891	12.9%
Consumer and other	3,321	6.9%	2,337	4.5%
	$18,086	100%	$19,663	100%
*Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

The following table presents a summary of allowance for credit loss for the three and nine months ended September 30, 2025 and 2024.

Table 7 - Summary of Allowance for Credit Losses on Loans
	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Allowance for credit losses on loans - beginning balance	$19,153	$18,806	$18,980	$18,371
Charge-offs:
Other commercial real estate	283	—	509	20
Residential real estate	1	9	183	349
Commercial, financial & agricultural	1,235	85	2,149	1,099
Consumer and other	385	215	939	466
Total charge-offs	1,904	309	3,780	1,934
Recoveries:
Construction, land & land development	—	13	1	15
Other commercial real estate	10	25	20	43
Residential real estate	37	45	165	252
Commercial, financial & agricultural	25	76	88	135
Consumer and other	5	11	24	19
Total recoveries	77	170	298	464
Net charge-offs	1,827	139	3,482	1,470
Provision for credit losses on loans	760	996	2,588	2,762
Allowance for credit losses on loans- ending balance	$18,086	$19,663	$18,086	$19,663

Net charge-offs to average loans (annualized)	0.36%	0.03%	0.24%	0.10%
Allowance for credit losses on loans to total loans	0.89	1.04	0.89	1.04
Allowance to nonperforming loans	125.89	160.40	125.89	160.40
Management believes the allowance for credit losses for loans is adequate to provide for losses expected in the loan portfolio as of September 30, 2025.

Nonperforming Assets
Asset quality experienced a slight decrease during the first nine months of 2025. Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned ("OREO"). Nonaccrual loans totaled $14.3 million at September 30, 2025, an increase of $3.6 million, or 33.8%, from $10.7 million at December 31, 2024. There were ten loans contractually past due 90 days or more and still accruing totaling $98,000 at September 30, 2025 compared to six loans totaling $152,000 at December 31, 2024. There was $160,000 in repossessed personal property at September 30, 2025 and $328,000 at December 31, 2024. OREO totaled $710,000 at September 30, 2025 compared to $202,000 at December 31, 2024, which represents the addition of two properties totaling $820,000 and the sale of one of those which totaled $320,000. As of September 30, 2025, total nonperforming assets as a percent of total assets increased to 0.48% compared with 0.36% at December 31, 2024. The increase in nonperforming assets was primarily the result of increases in all loan segments except residential real estate loans, partially offset by repayments, payoffs and charged off loans.
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
Nonperforming assets at September 30, 2025 and December 31, 2024 were as follows:

Table 8 - Nonperforming Assets
(dollars in thousands)	September 30, 2025	December 31, 2024
Nonaccrual loans	$14,268	$10,660
Loans past due 90 days and accruing	98	152
Other real estate owned	710	202
Repossessed assets	160	328
Total nonperforming assets	$15,236	$11,342
Nonaccrual loans by loan segment
Construction, land & land development	$388	$—
Commercial real estate	7,533	4,833
Residential real estate	1,214	1,204
Commercial, financial & agricultural	5,016	4,559
Consumer & other	117	64
Total nonaccrual loans	$14,268	$10,660

NPAs as a percentage of total loans and OREO	0.75%	0.62%
NPAs as a percentages of total assets	0.48%	0.36%
Nonaccrual loans as a percentage of total loans	0.70%	0.58%
The Company had one loan modified due to financial difficulty during the three and nine month periods ended September 30, 2025. See Note 3 - Loans, included elsewhere in this Quarterly Report on Form 10-Q for additional details on loan modifications.

Deposits
Deposits at September 30, 2025 and December 31, 2024 were as follows:

Table 9 - Deposits
(dollars in thousands)	September 30, 2025	December 31, 2024
Noninterest-bearing demand	$442,142	$462,283
Interest-bearing demand	811,031	813,783
Savings and money market	644,312	687,603
Time, $250,000 and over	192,545	185,176
Other time	494,299	419,098
Total deposits	$2,584,329	$2,567,943
Total deposits increased $16.4 million to $2.58 billion at September 30, 2025 from $2.57 billion at December 31, 2024. As of September 30, 2025, 17.1% of total deposits were comprised of noninterest-bearing accounts and 82.9% were comprised of interest-bearing deposit accounts, compared to 18.0% and 82.0% as of December 31, 2024, respectively. The overall increase in our deposits was primarily due to an increase in time deposits related to brokered deposits, partially offset by decreases in noninterest-bearing demand, interest-bearing demand and savings and money market deposits due to seasonality in customer deposit balances.
We had $130.0 million in brokered deposits at September 30, 2025 and $59.5 million at December 31, 2024. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors, and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the FHLB.
The Company's estimated uninsured deposits were $824.6 million at September 30, 2025, or 31.52% of total Bank deposits, compared to $857.6 million at December 31, 2024, or 33.03% of total Bank deposits. Adjusted uninsured deposit estimate (which excludes deposits collateralized by public funds and internal accounts) were $502.7 million at September 30, 2025, or 19.21% of total Bank deposits, compared to $457.3 million at December 31, 2024, or 17.61% of total Bank deposits. Adjusted uninsured deposits represent a small percentage of our overall deposits, which increases the stability of our deposit base and lowers our overall funding risk.
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
See Note 8 to our consolidated financial statements as of September 30, 2025, included elsewhere in this Form 10-Q, for a table setting forth the financial instruments that were outstanding whose contract amounts represent credit risk and more information regarding our off-balance sheet arrangements as of September 30, 2025 and December 31, 2024.
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
To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, the Company and the Bank have established multiple borrowing sources to augment their funds management. The Company has borrowing capacity through membership in the FHLB program. The Bank has also established overnight borrowing for federal funds purchased through various correspondent banks. There were no outstanding balances of federal funds purchased at September 30, 2025 and December 31, 2024, respectively.
Cash and cash equivalents at September 30, 2025 and December 31, 2024 were $200.0 million and $231.0 million, respectively. Cash and cash equivalents have decreased since year end 2024, primarily due to increases in loans. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs without any material adverse impact on our operating results.
Liquidity management involves the matching of cash flow requirements of customers and the ability of the Company to manage those requirements. These requirements of customers include, but are not limited to, deposits being withdrawn or providing assurance to borrowers that sufficient funds are available to meet their credit needs. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term assets at any given time will adequately cover any reasonably anticipated need for funds. Additionally, we maintain relationships with correspondent banks, which could provide funds on short notice, if needed. We have also invested in FHLB stock for the purpose of establishing credit lines with the FHLB. At September 30, 2025 and December 31, 2024, we had $185.0 million of outstanding advances from the FHLB for both periods. Based on the values of loans pledged as collateral, we had $590.6 million and $578.7 million of additional borrowing availability with the FHLB at September 30, 2025 and December 31, 2024, respectively.
Other sources of liquidity include overnight borrowings from the Federal Reserve Discount Window of $99.1 million of which there was no outstanding balance at September 30, 2025. The Company also had unencumbered securities of $300.8 million, $162.0 million in FRB Reserves and $36.4 million in other cash and due from banks as of September 30, 2025. Unencumbered investment securities provide the ability to either be pledged as collateral with borrowing sources or sold and converted to cash.
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
The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company's and the Bank’s capital ratios as of September 30, 2025 and December 31, 2024. The Company and the Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of September 30, 2025 and December 31, 2024. There have been no conditions or events since September 30, 2025 that management believes would change this classification.

Table 10 - Capital Ratio Requirements
	Minimum Requirement	Well-capitalized
Risk-based ratios:
Common equity tier 1 capital (CET1)	4.5%	6.5%
Tier 1 capital	6.0	8.0
Total capital	8.0	10.0
Leverage ratio	4.0	5.0

Table 11 - Capital Ratios
Company	September 30, 2025	December 31, 2024
CET1 risk-based capital ratio	12.37%	13.08%
Tier 1 risk-based capital ratio	13.44	14.26
Total risk-based capital ratio	16.00	17.10
Leverage ratio	9.91	9.50

Colony Bank
CET1 risk-based capital ratio	13.33%	14.33%
Tier 1 risk-based capital ratio	13.33	14.33
Total risk-based capital ratio	14.18	15.29
Leverage ratio	9.83	9.55

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
The following table presents our interest sensitivity position at the dates indicated.

Table 12 - Interest Sensitivity
	Increase (Decrease) in Net Interest Income from Base Scenario at
	September 30, 2025	December 31, 2024
Changes in rates
200 basis point increase	6.93%	5.66%
100 basis point increase	3.68	3.03
100 basis point decrease	(0.82)	(1.80)
200 basis point decrease	(1.30)	(3.77)
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
During the quarter ended September 30, 2025, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) There were no unregistered shares of the Company’s common stock sold during the three-month period ended September 30, 2025.
(b) Not applicable.
(c) The Company had no repurchases of our common stock during the third quarter of 2025.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2025.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

104	The cover page from Colony Bankcorp’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025 (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colony Bankcorp, Inc.

/s/ T. Heath Fountain
Date: November 7, 2025	T. Heath Fountain
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	/s/ Derek Shelnutt
Derek Shelnutt
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)