Form 10-K
period 2025-12-31
COLONY BANKCORP INC
filed 2026-03-13
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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

The aggregate market value of Colony Bankcorp, Inc. common stock held by non-affiliates was $275.2 million based on the closing price of $16.47 per share on June 30, 2025. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of Colony Bankcorp, Inc. common stock, par value $1.00 per share, as of March 11, 2026, was 21,166,315 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this Annual Report and the following:

•the impact of current and future economic and market conditions generally (including seasonality), both domestic and international, and in the financial services industry, nationally and within our primary market areas, including the effects of inflationary pressures, changes in interest rates, slowdowns in economic growth, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior (including the velocity of loan repayment) and credit risk as a result of the foregoing;
•the potential adverse developments in the banking industry highlighted by high-profile bank failures and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
•governmental monetary and fiscal policies, including interest rate policies of the FRB, as well as risks related to legislative, tax and regulatory change, including those that impact the value of the U.S. Dollar in relation to the currencies of other advanced and emerging market countries, the money supply and inflation;
•the risk of continued changes in interest rates on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities;
•interest rate risks (including the impact of interest rates on macroeconomic conditions, customer and client behavior, and on our net interest income), sensitivities, and the shape of the yield curve, and its impact on our financial projections and models;
•prolonged periods of inflation and their effects on our business, profitability, and our stock price;
•changes in borrower credit risks and payment behaviors, including the ability for borrowers under deferred payment programs to return to making full payments;
•changes in the availability and cost of credit and capital in the financial markets;
•changes in the prices, values and sales volumes of residential and commercial real estate, especially as they relate to the value of collateral supporting the Company's loans;
•the concentration of our business within our geographic areas of operation in Georgia, Alabama, Florida and neighboring markets;
•the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
•the risk that our asset quality may deteriorate or that our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures;
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
•the effects of competition (including the inability to grow, or attrition of, deposits, customers and employees) from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, non-bank financial technology providers, securities brokerage firms, insurance companies, private credit funds, money market and other mutual funds and other financial institutions;
•our ability to realize the expected benefits from our strategic initiatives or other operational and execution goals in the time period expected, which could negatively affect our future profitability;
•risks relating to bank acquisitions, including the recent acquisition of TC Bancshares, Inc., including, without limitation: the diversion of management's time on issues related to the integration; unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following acquisitions being lower than expected; the risk of deposit and customer attrition; regulatory enforcement and litigation risk; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectations; the risks of customer and employee loss and business disruptions, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures and solicitations of customers by competitors; as well as the difficulties and risks inherent with entering new markets;
•the risk that we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize the anticipated benefits from such acquisitions;
•the Company's ability to comply with any regulatory requirements and the risk that the regulatory environment may not be conducive to or may prohibit or delay the consummation of future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and may reduce the anticipated benefit;
•risks related to our implementation of new lines of business, new products and services, new technologies, and expansion of our existing business opportunities;
•our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
•our ability to attract sufficient loans that meet prudent credit standards;
•our ability to successfully execute our business strategy to achieve profitable growth;
•our ability to manage our growth;
•our ability to increase our operating efficiency;
•the impact on the valuation of the Company's investments due to market volatility or counterparty payment risk, as well as the effect of a decline in stock market prices;
•inability of the risk management framework to manage risks associated with our business;
•our ability to maintain expenses in line with current projections;
•statutory and regulatory dividend restrictions;
•our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;
•restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of the Bank;
•our ability to maintain adequate internal controls over financial reporting;
•our dependence on our management team and our ability to motivate and retain our management team;
•our ability to attract and retain qualified employees;
•our ability to identify and address potential cybersecurity risks, which may be exacerbated by recent developments in generative artificial intelligence, including brute force attacks (i.e., credential stuffing), ransomware or other malware, "denial-of-service" attacks, "hacking" and identify theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
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
•our ability to oversee the performance of third-party service providers that provide material services to our business;
•failure to keep pace with technological change or difficulties when implementing new technologies;
•changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•fraudulent and negligent acts by our clients, employees or vendors, which we may not be able to prevent, detect or mitigate;
•increased credit losses or impairment of goodwill and other intangibles;
•potential or actual claims, damages, penalties, fines, costs, unexpected outcomes, and reputational damage resulting from new, existing, pending, or future litigation, regulatory proceedings and enforcement actions;
•changes in accounting policies, rules and practices;
•the impact of recent and future legislative and regulatory changes;
•uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy, which continue to impact the outlook for future economic growth, including the U.S. continuing to impose tariffs and consideration of responsive actions by the impacted nations and/or the expansion of import fees and tariffs among a larger group of nations, which may bring greater ambiguity to the outlook for future economic growth;
•the effects of war, regime change, civil unrest, or other conflicts, acts of terrorism, natural disasters, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions and/or increase costs;
•risks related to the development and execution of corporate strategies and initiatives, which could impact the Company’s reputation, stakeholder relationships, or expose the Company to legal, regulatory, or compliance challenges;
•action or inaction by the federal government, including as a result of any prolonged government shutdown or government intervention in the U.S. financial system and those related to credit card interest rates;
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

Part I
Item 1

Business

COLONY BANKCORP, INC.

General

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a financial services company and a registered bank holding company headquartered in Fitzgerald, Georgia. The Company was incorporated on November 8, 1982 under the laws of the State of Georgia. The Company was organized for the purpose of operating as a bank holding company under the Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia. Our business is conducted primarily through our wholly-owned bank subsidiary, Colony Bank, a Georgia state-chartered commercial bank, which provides a broad range of banking services to its retail and commercial customers. We operate locations throughout Georgia as well as in Birmingham, Alabama, and Jacksonville, Santa Rosa Beach and Tallahassee, Florida. At December 31, 2025, we had approximately $3.7 billion in total assets, $2.5 billion in total loans, $3.1 billion in total deposits and $375.9 million in stockholder’s equity. Deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

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

We also offer wealth management, consumer insurance, internet banking services, electronic bill payment services, safe deposit box rentals, telephone banking, credit and debit card services, remote depository products and access to a network of ATMs to our customers. The Bank conducts its business through full-service banking centers and loan production offices located throughout Georgia, Alabama and Florida. Georgia locations include the cities of Albany, Ashburn, Athens, Atlanta, Augusta, Broxton, Cedartown, Centerville, Chickamauga, Columbus, Cordele, Covington, Douglas, Eastman, Fayetteville, Fitzgerald, Greensboro, LaGrange, Leesburg, Macon, Manchester, Monroe, Moultrie, Quitman, Rochelle, Rockmart, Savannah, Statesboro, Sylvester, Thomaston, Thomasville, Tifton, Valdosta and Warner Robins. The Bank also operates locations in Birmingham, Alabama, and Jacksonville, Santa Rosa Beach and Tallahassee, Florida.

Recent Developments

Stock Buyback Program

On October 20, 2022, the Company's Board of Directors authorized a stock buyback program, permitting the repurchase of up to $12 million of the Company's outstanding common stock. Repurchases under this program may be conducted through open market purchases, privately negotiated transactions, or other methods compliant with applicable laws and regulations. The initial buyback program commenced on October 20, 2022 and expired on December 31, 2023. On March 22, 2024, the Board approved an extension of the program through the end of 2024, followed by an additional extension on December 18, 2024 through the end of 2025. On December 22, 2025, the Board authorized a further extension of the program through the end of 2026. As of December 31, 2025, the Company had repurchased a total of 318,778 shares for a total of $4,613,000 since the start of the program in 2022, leaving $7,387,000 available to repurchase.

Acquisitions

On April 1, 2025, the Company acquired The Ellerbee Agency, an Allstate appointed consumer property and casualty insurance agency which became part of Colony's insurance division and expanded our insurance footprint and customer base into two new locations in Monroe and Greensboro, Georgia.

On December 1, 2025, the Company completed its acquisition of TC Bancshares, Inc. (“TCBC”), a bank holding company headquartered in Thomasville, Georgia. Upon consummation of the acquisition, TCBC was merged with and into the Company, with Colony Bankcorp, Inc. as the surviving entity in the merger. Immediately following the holding company merger, TCBC’s wholly owned bank subsidiary, TC Federal Bank was also merged with and into the Bank. The acquisition expanded the Company’s market presence, as TC Federal Bank had four full-service banking locations in Thomasville and Savannah, Georgia and in Tallahassee and Jacksonville, Florida. Under the terms of the Agreement and Plan of Merger, each TCBC shareholder had the option to receive either $21.25 in cash or 1.25 shares of the Company’s common stock in exchange for each share of TCBC stock. As a result, the Company issued 3,839,613 common shares at a fair value of $65.8 million and paid $15.4 million in cash to the former shareholders of TCBC as merger consideration.

Markets and Competition

The banking industry in general is highly competitive. Our market areas consist of north, central, south and coastal Georgia as well as Birmingham, Alabama, and Santa Rosa Beach, Jacksonville and Tallahassee, Florida. In contrast to our rural markets, in which we typically rank in the top three in terms of market share, we face competitive pressures in attracting deposits and making loans from larger regional banks and smaller community banks. The Bank's competition includes not only other banks of comparable or larger size in the same markets, but also various other nonbank financial institutions, including savings and loan associations, credit unions, mortgage companies, personal and commercial financial companies, peer to peer lending businesses, fintech companies, investment brokerage and financial advisory firms and mutual fund companies. The Bank competes for deposits, commercial, fiduciary and investment services and various types of loans and other financial services. The Bank also competes for interest-bearing funds with a number of other financial intermediaries, including brokerage and insurance firms, as well as investment alternatives, including mutual funds, governmental and corporate bonds, and other securities. Continued consolidation and rapid technological changes within the financial services industry will likely change the nature and intensity of competition, but also will create opportunities for the Company to demonstrate and leverage its competitive advantages. The continuing consolidation within the financial services industry is leading to larger, better capitalized and geographically diverse institutions with enhanced product and technology capabilities. Additionally, competition from fintechs, is increasing. These competitors increasingly offer digital-first alternatives for payments, deposits, lending and other financial services that may reduce customer reliance on traditional banking relationships.

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

Correspondents

Colony Bank has correspondent relationships with the following banks: Federal Reserve Bank of Atlanta; FHN Financial in Memphis, Tennessee; SouthState Bank in Lake Wales, Florida; ServisFirst in Birmingham, Alabama; The Independent BankersBank (TIB, N.A.) in Farmers Branch, Texas; Pacific Coast Bankers' Bank in Walnut Creek, California; and the Federal Home Loan Bank of Atlanta. These correspondent relationships facilitate the transaction of business by means of loans, collections, investment services, lines of credit and exchange services, particularly in markets in which Colony Bank does not have a physical presence. As compensation for these services, the Bank maintains balances with its correspondents in primarily interest-bearing accounts and pays some service charges.

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

On December 31, 2025, the Company had a total of 537 employees, 526 of which are full-time equivalent employees. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We consider our relationship with our employees to be satisfactory and have not experienced interruptions of operations due to labor disagreements. All of our employees are chosen on the basis of their qualifications and merit.

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

Incentive Compensation. The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2025, these rules have not been implemented.  We and the Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles - that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance. On October 26, 2022, the SEC adopted final rules to implement Section 954 of the Dodd-Frank Act that require public companies to adopt and disclose a policy for the recovery of incentive-based compensation received by current or former executive officers that is based on erroneously reported financial information in the event of a required accounting restatement. The rules also require disclosure of the policy, including filing the policy as an exhibit to annual reports on Form 10-K and additional disclosure in the event an accounting restatement is required and recovery is triggered under the policy.

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

As of December 31, 2025, the Company's and the Bank's regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer.

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

The primary sources of funds for our payment of dividends to our shareholders are cash on hand and dividends from the Bank and our non-bank subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that the Bank and our non-bank subsidiaries may pay. The Bank is a Georgia bank. Under the regulations of the Georgia Department of Banking and Finance ("GA DBF"), a Georgia bank must have approval of the GA DBF to pay cash dividends if, at the time of such payment:

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

The Georgia Financial Institutions Code contains restrictions on the ability of a Georgia bank to pay dividends other than from retained earnings without the approval of the GA DBF. As a result of the foregoing restrictions, the Bank may be required to seek approval from the GA DBF to pay dividends.

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

Reserves. Federal Reserve rules require depository institutions, such as the Bank, to maintain reserves against their transaction accounts, primarily interest bearing and non-interest bearing checking accounts. Effective March 26, 2020, reserve requirement ratios were reduced to zero percent. These reserve requirements are subject to annual adjustment by the Federal Reserve. At December 31, 2025, the reserve requirement ratio remains at zero percent.

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

As of September 30, 2025, the DIF reserve ratio reached 1.40%, exceeding the statutory minimum of 1.35%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. On October 18, 2022, the FDIC adopted a final plan and increased the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC could further increase the deposit insurance assessments for certain insured depository institutions, including the Bank, if the DIF reserve ratio is not maintained.

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

Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon acquisition and merger proposals. Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, including changes that will be implemented in 2021 and subsequent years. In 2024, U.S. federal regulators proposed amendments to modernize Anti-Money Laundering (AML) and Countering the Financing of Terrorism (CFT) program requirements. Aligned with the Anti-Money Laundering Act of 2020, the rules mandate a risk-based approach requiring institutions to identify, evaluate, and document risks based on business activities and national priorities.

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

Concentrations in Lending. During 2006, the federal bank regulatory agencies released guidance on "Concentrations in Commercial Real Estate Lending" and advised financial institutions of the risks posed by commercial real estate ("CRE") lending concentrations. The guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Under the new guidance, a financial institution will be considered to have a significant commercial real estate ("CRE") concentration risk, and will be subject to enhanced supervisory expectations to manage that risk, if:

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

As of December 31, 2025, the Company's construction, land & land development concentration as a percentage of capital totaled 79.7% and our CRE concentration, net of owner occupied loans, as a percentage of capital totaled 282.5%. As of December 31, 2025, both percentages were below the established regulatory guidelines.

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

In 2023, the Federal Reserve, OCC, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules would substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. The revised CRA regulations have been subject to an injunction since March 29, 2024. On July 16, 2025, the Federal Reserve, OCC, and FDIC issued a joint proposal to rescind the 2023 modernization rule. The agencies continue to apply the CRA rules as they existed before the 2023 modernization, considering the injunction and pending finalization of the recission of the modernization rule.

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

Risks Related to Our Business

A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly in the states of Georgia, Alabama and Florida. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to borrower repayment ability and collateral protection as well as reduced demand for the products and services we offer. If the national, regional and local economies experience worsening economic conditions (including persistent inflation), elevated levels of unemployment, adverse effects of the U.S. government’s failure to raise its debt ceiling (including defaulting on its debt obligations or experiencing credit downgrades) or as a result of trade wars and/or tariffs, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity, our growth and profitability could be constrained. In addition, economic stress may result in heightened regulatory and supervisory scrutiny or more conservative regulatory expectations, which could limit our ability to grow, deploy capital or return capital to shareholders.

We face strong competition from financial service companies and other companies that offer commercial and retail banking services, which could harm our business.

Many of our competitors offer the same, or a wider variety of, the banking and related financial services we offer within our market areas. These competitors include national banks, regional banks and other community banks, including banks similar to us that primarily serve distinct or multi-ethnic communities. In many instances these national and regional banks have greater resources than we do, and the smaller community banks may have stronger ties in local markets than we do, which may put us at a competitive disadvantage. We also face competition from many other types of financial institutions, including fintech companies, savings associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. Further, our credit union competitors benefit from competitive advantages, including the credit union exemption from paying federal income tax and can, therefore, more aggressively price many products and services. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas. We also compete with many forms of payments offered by both bank and non-bank providers, including a variety of new and evolving alternative payment mechanisms, systems and products, such as aggregators and web-based and wireless payment platforms or technologies, digital or “crypto” currencies, prepaid systems and payment services targeting users of social networks, communications platforms and online gaming. Competition is increasingly focused on digital capabilities, customer experience, speed, and convenience, and failure to meet evolving customer expectations may adversely affect our competitive position. Some competitors may be willing to accept lower returns, assume greater risk, or offer more favorable pricing and terms than we are willing or able to provide, which could place downward pressure on our margins. In addition, some competitors may offer banking and payment services through embedded or platform-based models that reduce the need for customers to maintain traditional banking relationships. Our future success may depend, in part, on our ability to use technology competitively to offer products and services that provide convenience to customers and create additional efficiencies in our operations. If we are unable to match the pace of technological change or the level of investment made by larger or more technologically advanced competitors, we may experience customer attrition or reduced growth opportunities. Further, as a result of the GENIUS Act, passed in 2025 to provide a regulatory framework for stablecoins in the U.S., increased competition may emerge from issuers of stablecoins and providers of related technology.

Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, gains on sales, servicing fees, as well as reduced net interest margin and profitability. Competition may also increase pressure on compensation and make it more difficult to attract and retain experienced banking and mortgage lending personnel. If we are unable to attract and retain banking and mortgage loan customers and expand our sales market for such loans, we may be unable to continue to grow our business, and our financial condition and results of operations may be adversely affected.

Fluctuations in interest rates may impact net interest income and otherwise negatively impact our financial condition and results of operations.

Our earnings and financial condition are dependent to a large degree upon net interest income, which is the difference, or spread, between interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities fluctuates. This may cause decreases in our spread and may adversely affect our earnings and financial condition.

Interest rates are highly sensitive to many factors including, without limitation: the rate of inflation; economic conditions; federal monetary policies; and stability of domestic and foreign markets. Interest rates remained elevated during 2024, with the Federal Reserve slowly decreasing interest rates beginning in the fourth quarter of 2024 through the fourth quarter of 2025. Further changes in interest rates and monetary policy reportedly are dependent upon the Federal Reserve’s assessment of economic data as it becomes available. Increasing interest rates can have a negative impact on our business by reducing the amount of money our customers borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates which may lead to an increase in nonperforming assets and a reduction of income recognized, which could compress our net interest margin and adversely affect liquidity.

In addition, in a rising interest rate environment we may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds. Conversely, decreasing interest rates reduce our yield on our variable rate loans and on our new loans, which reduces our net interest income. In addition, lower interest rates may reduce our realized yields on investment securities which would reduce our net interest income and cause downward pressure on net interest margin in future periods. Higher income volatility from changes in interest rates and spreads to benchmark indices could result in a decrease in net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Although we have implemented procedures we believe will reduce the potential effects of changes in interest rates on our net interest income, these procedures may not always be successful as some of these effects are outside of our control. Our interest rate risk management models and assumptions may not accurately predict or fully mitigate the impact of future interest rate changes, particularly during periods of elevated volatility, and a prolonged period of volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies.

Inflation could negatively impact our business, our profitability and our stock price.

Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Inflation may also contribute to restrictive or volatile monetary policy and elevated interest rates, which could further increase our funding costs, reduce loan demand and adversely affect asset values. Additionally, inflation may lead to a decrease in consumer and clients purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. These inflationary pressures could result in missed earnings and budgetary projections causing our stock price to suffer. Additionally, the timing and magnitude of inflation’s effects may be difficult to predict and could persist or intensify depending on economic conditions and policy responses.

Negative developments in the banking industry could adversely affect our current and projected business operations and our financial condition and results of operations.

Bank failures and related negative media attention may generate significant market trading volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. These developments have and may continue to negatively impact customer confidence in regional banks, which could prompt customers to maintain their deposits with larger financial institutions or otherwise relocate funds. Rapid changes in customer behavior, including accelerated deposit withdrawals facilitated by digital banking channels, could increase liquidity pressures. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses, including as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. While we have taken actions to improve our funding, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

Negative developments in the banking industry may also prompt changes in regulatory and supervisory expectations or actions, including increased examination scrutiny, higher capital or liquidity requirements, or restrictions on growth or capital distributions, which could further constrain our operations and financial flexibility. In addition, bank failures have and could in the future prompt the FDIC to increase deposit insurance costs. Increases in funding, deposit insurance, or other costs as a result of these types of events have and could in the future materially adversely affect our financial condition and results of operations. Further, the disruption following these types of events have and could in the future generate significant market trading volatility among publicly traded bank holdings companies and, in particular, regional banks like the Company.

Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities and through other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits. Such deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds. Moreover, competition among U.S. banks and non-banks for customer deposits is intense and may increase the cost of deposits (particularly in an elevated rate environment) or prevent new deposits and may otherwise negatively affect our ability to grow our deposit base. In addition, our access to deposits may be affected by the liquidity and/or cash flow needs of depositors, which may be exacerbated in an inflationary, recessionary, or elevated rate environment. This may cause our deposit accounts to decrease in the future, and any such decrease could have a material adverse impact on our sources of funding.

Other primary sources of funds consist of cash from operations, investment maturities and sales, sale of loans and proceeds from the issuance and sale of our equity securities to investors. Additional liquidity is provided by our ability to borrow from the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta. Recently proposed changes to the Federal Home Loan Bank system could adversely impact the Company's access to Federal Home Loan Bank borrowings or increase the cost of such borrowings. We also may borrow from third-party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our primary market area or by one or more adverse regulatory actions against us.

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

We are subject to the risk of losses resulting from the failure of borrowers, guarantors and related parties to pay us the interest and principal amounts due on their loans. Although we maintain well-defined credit policies and credit underwriting and monitoring and collection procedures, these policies and procedures may not prevent losses, as some of these risks are outside of our control, particularly during periods in which the local, regional or national economy suffers a general decline. Our credit risk may be heightened by concentrations in certain loan types, industries, geographic areas or borrower profiles, which could result in correlated losses during adverse economic conditions. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our primary market area or by one or more adverse regulatory actions against us. Deterioration in credit quality may not be immediately apparent, and losses may emerge over time as economic conditions worsen or collateral values decline. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. Our assessment of credit risk relies on management judgment, forecasts and assumptions, which may prove inaccurate, particularly during periods of economic stress or rapid market change. If borrowers fail to repay their loans, our financial condition and results of operations would be adversely affected. Additionally, potential future actions such as the proposed consumer credit card interest rate cap may lead to unprofitable products, especially for riskier borrowers, and could lead to cutting credit lines or eliminating cards, increased reliance on fees and increased debt burdens for those needing credit the most, thereby having the potential to negatively impact bank asset quality.

Our commercial real estate, real estate construction, and commercial business loans increase our exposure to credit risks.

At December 31, 2025, our portfolio of commercial real estate and commercial, financial and agricultural loans totaled $1.8 billion or 74.4% of total loans compared to $1.4 billion, or 76.5% of total loans at December 31, 2024. At December 31, 2025, the amount of nonperforming commercial real estate and commercial, financial and agricultural loans was $18.7 million, or 79.6% of total nonperforming loans. These loans may expose us to a greater risk of non-payment and loss than residential real estate loans because, in the case of commercial loans, repayment often depends on the successful operation and earnings of the borrower's businesses and, in the case of consumer loans, the applicable collateral is subject to rapid depreciation. Additionally, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest due on the loan, which could cause us to increase our provision for loan losses and adversely affect our financial condition and operating results.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loans and other losses.

At December 31, 2025, approximately 84.5% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect credit quality, profitability, financial condition, and results of operation. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs as well as for personal injury and property damage. Environmental laws may also require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

Our provision and allowance for credit losses may not cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.

We make various assumptions and judgments about the collectability of our loan and lease portfolio and utilize these assumptions and judgments when determining the provision and allowance for credit losses. The determination of the appropriate level of the provision for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes, as we have experienced. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors both within and outside of our control, may require an increase in the amount reserved in the allowance for credit losses. In addition, bank regulatory agencies periodically review our provision and the total allowance for credit losses and may require an increase in the allowance for credit losses or future provisions for credit losses, based on judgments different than those of management. Any increases in the provision or allowance for credit losses will result in a decrease in our net income and, potentially, capital, and could increase earnings volatility or constrain our ability to deploy capital, and may have a material adverse effect on our financial condition or results of operations.

We may not be able to meet our unfunded credit commitments, or adequately reserve for losses associated with our unfunded credit commitments.

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The borrowing needs of our customers may exceed our expected funding requirements, especially during a challenging economic environment when our client companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from other sources. Unfunded credit commitments may be drawn at the same time by multiple borrowers, particularly during periods of economic or financial stress, which could significantly increase our liquidity demands. The timing and magnitude of draws on our unfunded credit commitments are difficult to predict, and actual utilization may exceed our expectations or stress assumptions. Any failure to meet our unfunded credit commitments in accordance with the borrowing needs of our customers may have a material adverse effect on our business, financial condition, results of operations or reputation. In addition, borrowers may draw on committed credit when their financial condition is deteriorating, increasing the risk that newly funded balances may not be repaid in accordance with their terms.

We use brokered deposits which may be an unstable and/or expensive deposit source to fund earning asset growth.

We use brokered deposits, as a source of funding to support our asset growth and augment deposits generated from our branch network, which are our principal source of funding. We have established policies and procedures with respect to the use of brokered deposits, which require, among other things, that (i) we limit the amount of brokered deposits as a percentage of total assets, and (ii) our asset liability committee monitors our use of brokered deposits on a regular basis, including interest rates and the total volume of such deposits in relation to our total assets. In the event that our funding strategies call for the use of brokered deposits, there can be no assurance that such sources will be available, or will remain available, or that the cost of such funding sources will be reasonable. Additionally, if the Bank is no longer considered well-capitalized, our ability to access new brokered deposits or retain existing brokered deposits could be affected by market conditions, regulatory requirements or a combination thereof, which could result in most, if not all, brokered deposit sources being unavailable. The inability to utilize brokered deposits as a source of funding could have an adverse effect on our financial position, results of operations and liquidity. In addition, significant reliance on brokered deposits could be perceived negatively by customers, counterparties or investors, which could further affect our funding costs or access to alternative sources of liquidity.
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

Changes in interest rates may negatively affect both the returns on and market value of our investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in our portfolio. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic and political issues, and other factors beyond our control. These changes can negatively impact our other comprehensive income and equity levels through accumulated other comprehensive income, which includes net unrealized gains and losses on our investment securities. Further, such losses could be realized into earnings should liquidity and/or business strategy necessitate the sales of securities in a loss position. Periods of market stress or deposit outflows could increase the likelihood that we would need to sell securities at unfavorable prices. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions. In a rising-rate environment, slower prepayments or extensions of expected maturities could increase interest rate sensitivity and reduce portfolio liquidity. These occurrences could have a material adverse effect on our net interest income or our results of operations.

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

Our success depends, in large part, on our ability to attract and retain key personnel. Competition for the best personnel in most activities we engage in can be intense, as we compete with both smaller banks that may be able to offer bankers with more responsibility and autonomy and larger banks that may be able to offer bankers with higher compensation, resources and support, and we may not be able to hire personnel or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, relationships in the communities we serve, years of industry experience and the difficulty of promptly finding qualified replacement personnel. Although we have employment agreements with certain of our executive officers, there is no guarantee that these officers and other key personnel will remain employed with the Company. If we are unable to successfully plan for and execute the transition or replacement of key members of our management team, our operations and strategic initiatives could be adversely affected.

Our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our business and the value of our common stock.

We are a community bank and our reputation is one of the most valuable components of our business. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, security breaches, litigation, investigations and other proceedings, and questionable or fraudulent activities of our customers. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased government regulation. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results and the value of our common stock may be materially adversely affected.

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

The financial services market is undergoing rapid technological changes with frequent introductions of new technology-driven products and services (including those related to or involving artificial intelligence, machine learning, blockchain and other distributed ledger technologies), and an established and growing demand for mobile and other phone and computer banking applications. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to keep pace with the technological changes and to use technology to satisfy and grow customer demand for our products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area. Many of our larger competitors have substantially greater resources to invest in technological improvements and have invested significantly more than us in technological improvements. As a result, they may be able to invest more heavily in developing and adopting new technologies, and offer additional or more convenient products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers, which could impair our growth and profitability. The implementation of new technologies may also require changes to existing systems, processes and controls and may increase our reliance on third‐party vendors, which could expose us to additional operational, regulatory or compliance risks. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and the failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition and results of operations.

System failures or disruptions of our network security, or the security of our data processing subsidiary, including as a result of cyberattacks or data security incidents, could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use, including those we maintain with our service providers and vendors, could be vulnerable to hardware and cyber security issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure, natural disasters such as earthquakes, tornadoes and hurricanes, or a similar catastrophic event. We could also experience a cybersecurity incident by intentional or negligent conduct on the part of employees or other internal or external sources, including our third-party vendors and cyber criminals through, for example, phishing attempts, brute force attacks, denial of service attacks, viruses or other malicious code, exploiting software vulnerabilities (including "zero-day attacks"), ransomware or other malware and supply chain attacks and other disruptive problems caused by criminal threat actors. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our internet banking activities, against damage from physical break-ins, cyberattacks and other disruptive problems caused by criminal threat actors. Such cyberattacks and other technology disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, and those maintained by our service providers and vendors, which may result in significant liability, reputational damage and inhibit the use of our internet banking services by current and potential customers, any of which may result in a material adverse impact on our financial condition, results of operations or the market price of our common stock. As cyber threats continue to evolve and become more frequent, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

We and our third-party vendors are under continuous threat of loss due to hacking and cyberattacks especially as we continue to expand client capabilities to utilize internet and other remote channels to transact business. These cyber risks include increased phishing, malware, and other cybersecurity attacks described above, vulnerability to disruptions of our and our third-party vendors' information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a cybersecurity incident resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

To date, none of foregoing types of attacks have had a material effect on our business or operations and we maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. However, no assurances can be provided that we (or our third-party vendors) may not suffer from such an attack in the future that may cause us material harm, especially in light of the risks being posed by the proliferation of new technologies, including artificial intelligence, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of cybercriminals and other external parties.

Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

We depend to a significant extent on a number of relationships with third-party service providers. Specifically, we receive core systems processing, essential web hosting, deposit processing and other processing services from third-party service providers. If these third-party service providers experience financial, operational (including as a result of a cybersecurity incident), or technological difficulties or terminate their services and we are unable to replace them with other suitable service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace our service providers, it may be at a higher cost to us, which could adversely affect our business, reputation, financial condition and results of operations. In addition, third‑party service providers may fail to comply with applicable banking, consumer protection, data privacy or other regulatory requirements, and we may remain subject to regulatory action, fines, remediation requirements or reputational harm as a result. Failures or security breaches involving third‑party service providers could also result in the unauthorized disclosure of sensitive customer or proprietary information, customer harm, litigation and increased regulatory scrutiny. Increased regulatory focus on third‑party risk management may also result in heightened supervisory scrutiny, examination findings or limitations if our oversight of third‑party service providers is deemed insufficient.

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

The developments and use of artificial intelligence (AI) presents risks and challenges that may adversely impact our business.

The Company or its third-party (or fourth party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to the Company’s business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, security, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s implementation of AI technology and increase the Company’s compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, the Company may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which the Company may have limited visibility. Any of these risks could expose the Company to liability or adverse legal or regulatory consequences, harm the Company’s reputation and the public perception of its business or the effectiveness of its security and risk-management practices, or place us at a competitive disadvantage if we are unable to adopt or govern AI technologies effectively relative to our peers.

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

Management regularly monitors, reviews and updates our disclosure controls and procedures, including our internal control over financial reporting. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable assurances that the controls will be effective. The effectiveness of our internal controls also depends on the performance of individuals, and human error, misconduct or changes in personnel could compromise the effectiveness of our controls. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition. Failure to achieve and maintain an effective internal control environment could prevent us from accurately reporting our financial results, preventing or detecting fraud or providing timely and reliable financial information pursuant to our reporting obligations, which could result in a material weakness in our internal controls over financial reporting and the restatement of previously filed financial statements and could have a material adverse effect on our business, financial condition and results of operations. Further, ineffective internal controls could cause our investors to lose confidence in our financial information, which could affect the trading price of our common stock.

Hurricanes or other adverse weather events would negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Our market area is located in the southeastern region of the United States and is susceptible to natural disasters, such as hurricanes, tornadoes, tropical storms, other severe weather events and related flooding and wind damage, and man-made disasters. These natural disasters could negatively impact regional economic conditions, cause a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us, damage our banking facilities and offices and negatively impact our growth strategy. Climate change may be increasing the nature, severity and frequency of adverse weather conditions, making the impact from these types of natural disasters on us or our customers worse. Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where they operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes or tornadoes will affect our operations or the economies in our current or future market areas, but such weather events could negatively impact economic conditions in these regions and result in a decline in local loan demand and loan originations, a decline in the value or destruction of properties securing our loans and an increase in delinquencies, foreclosures or loan losses. In addition, insurance coverage for certain losses may be unavailable, insufficient, delayed or more costly, and some losses related to severe weather events may not be fully insured. Repeated or severe weather events could also have longer‑term effects on local economic conditions, population trends, property values and insurance affordability in the markets we serve. Our business or results of operations may be adversely affected by these and other negative effects of natural or man-made disasters.

The costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.

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

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the Georgia Department of Banking and Finance (“DBF”) and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. Regulatory authorities also have significant discretion in the interpretation, application and enforcement of laws and regulations, and may impose supervisory expectations or informal actions that are not codified in statute or regulation. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance. Regulatory constraints may also limit our ability to offer new products or services, pursue strategic initiatives or compete effectively with less-regulated or non-bank financial institutions. In addition, the potential erosion of Federal Reserve independence could negatively impact financial markets and impact our profitability. See "Item 1 - Business - Supervision and Regulation" for more information on the extensive regulation and supervision the Company and the Bank are subject to.

Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.

The Federal Reserve, the FDIC, and the DBF periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity, interest rate sensitivity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Remediation of examination findings may be costly, time‑consuming and require significant management attention, and there can be no assurance that such remediation efforts will be completed to the satisfaction of regulators on a timely basis, or at all. Adverse examination findings may also restrict our ability to pay dividends, repurchase shares, pursue mergers or acquisitions, open or close branches, introduce new products or services, or otherwise implement our business strategy. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Additionally, significant transactions, such as the recently-completed transaction with TC Bancshares, Inc., may result in heightened regulatory or supervisory scrutiny, increased examination activity or additional remediation expectations, which could increase compliance costs or limit management flexibility during the integration period.

Changes to monetary policy by the Federal Reserve could adversely impact our results of operations.

The Federal Reserve is responsible for regulating the supply of money in the United States, including through open market operations and other tools used to influence economic activity and price stability, as well as setting monetary policy. Changes in monetary policy, including the pace, timing and magnitude of interest rate increases or decreases, as well as changes in liquidity conditions, may be volatile and difficult to predict. These actions strongly influence our rate of return on certain investments, our hedge effectiveness for mortgage servicing and our mortgage origination pipeline, as well as our cost of funds for lending and investing. Monetary policy actions may also affect asset valuations, deposit pricing and availability, borrower behavior and overall credit conditions, all of which could adversely impact our liquidity, results of operations, financial condition and capital position. In addition, changes in monetary policy may negatively affect the financial condition of our customers by increasing borrowing costs or reducing access to credit, which could result in increased delinquencies, reduced loan demand or lower profitability. We cannot predict the nature or timing of future changes in monetary, economic or other policies or the effect that they may have on our business activities, financial condition or results of operations.

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

The Federal Reserve, which examines us and the Bank, requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, The Bank is subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which the Bank must maintain. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. If the Bank fails to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. We may also be required to satisfy additional capital adequacy standards as determined by the Federal Reserve. These requirements, and any other new regulations, could adversely affect our ability to pay dividends, service holding‐company obligations, pursue growth initiatives or return capital to shareholders, and could require us to raise additional capital or reallocate resources in ways that may not be favorable to our shareholders, including at times when market conditions are adverse.

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

The FDIC insures deposits at FDIC-insured depository institutions, such as the Bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, place additional pressure on pricing of loans and deposits, limit our ability to pursue certain business opportunities or otherwise negatively impact our operations. The timing and magnitude of any such assessments may be difficult to predict and could adversely affect our earnings in the periods in which they are imposed.

Risks Related to Our Common Stock

An investment in our common stock is not an insured deposit and may lose value.

Securities that we issue, including our common stock are not savings or deposit accounts or other obligations of any bank, insured by the FDIC, any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of our shareholders' investments. Investment in our common stock is inherently risky for the reasons described herein, and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.

Environmental, social and governance ("ESG") and diversity, equity and inclusion ("DEI") risks could adversely affect our reputation and shareholder, employee, client and third-party relationships and may negatively affect our stock price.

Public expectations, investor preferences, regulatory developments and stakeholder views regarding environmental, social and governance-related matters continue to evolve and may be inconsistent or conflicting. Our responses to these matters, including decisions regarding business practices, customer relationships, disclosures or policies, may be perceived negatively by certain stakeholders, regardless of intent. In addition, adverse publicity or stakeholder reactions related to our clients, counterparties or business partners, including through traditional or social media, could harm our reputation and negatively affect our ability to attract and retain customers, employees and investors. Changes in laws, regulations or public policy affecting the consideration of ESG-related factors could also increase compliance costs, restrict certain business activities or adversely affect our growth strategies. Any of these factors could adversely affect our business, reputation and the market price of our common stock.

Our dividend policy may change, and consequently, your only opportunity to achieve a return on your investment may be if the price of our common stock appreciates.

We have historically paid quarterly dividends to our shareholders. However, we have no obligation to pay dividends and we may change our dividend policy at any time without giving notice to our shareholders. Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability and requirements, projected liquidity needs, financial condition, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to our shareholders.
We are a separate and distinct legal entity from our subsidiary, the Bank. We receive substantially all of our revenue from dividends from the Bank, which we use as the principal source of funds to pay our expenses. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us. Such limits are also tied to the earnings of our subsidiary. In addition, bank regulators have broad discretion to restrict or prohibit dividends based on supervisory concerns, even if the Bank otherwise meets statutory requirements. If the Bank does not receive regulatory approval or if the Bank’s earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, our ability to pay our expenses and our business, financial condition or results of operations could be materially and adversely impacted.

We may need to raise additional capital in the future.

We are required to meet certain regulatory capital requirements and maintain sufficient liquidity. We are generally not restricted from issuing additional shares of our common stock up to the authorized number of shares set forth in our charter. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. We cannot predict the size, timing or terms of future issuances of our common stock or other capital instruments, or the effect that any such issuances may have on the market price of our common stock. Any issuance of additional equity securities could result in dilution to existing shareholders, and the issuance of debt or other capital instruments could increase our leverage and interest expense. Accordingly, we may be unable to raise additional capital if needed, or on terms acceptable to us. If we or the Bank fail to maintain capital at levels required by regulators, or at levels deemed appropriate by supervisory authorities, our financial condition, liquidity and results of operations could be materially and adversely affected, and we could be subject to restrictions on growth, capital distributions or other aspects of our business.

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

Risks Related to Acquisitions

If we fail to successfully integrate our acquisitions or to realize the anticipated benefits of them, our financial condition and results of operations could be negatively affected.

We intend to continue to regularly evaluate potential acquisitions and expansion opportunities. To the extent we grow through acquisition, we cannot assure you that we will be able to manage this growth adequately or profitably. Acquiring other banks, branches or businesses, as well as other geographic and product expansion activities, involve various risks including: (i) risk of unknown, undisclosed or contingent liabilities that could arise after the closing of an acquisition and for which there is no indemnification obligation or other price protection mechanism associated with the acquisition; (ii) unanticipated costs and delays, including as a result of enhanced regulatory scrutiny; (iii) risks that acquired new businesses do not perform consistently with our growth and profitability expectations; (iv) risks of entering new market or product areas where we have limited experience; (v) risks that growth will strain our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures; (vi) exposure to potential asset quality issues with acquired institutions; (vii) difficulties, expenses and delays of integrating the operations and personnel of acquired institutions, and start-up delays and costs of other expansion activities; (viii) inaccurate estimates of value assigned to acquired assets; (ix) potential disruptions to our business; (x) possible loss of key employees and customers of acquired institutions; (xi) potential short-term decrease in profitability; (xii) potential dilution of our current shareholders or a decline in our share price resulting from the issuance in connection with an acquisition of equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation; (xiii) litigation; and (xiv) diversion of our management’s time and attention from our existing operations and businesses.

Our future success is largely dependent upon our ability to successfully execute our business strategy.

Our future success, including our ability to achieve our growth and profitability objectives, depends on our management team’s ability to effectively execute our long-term business strategy. This strategy requires, among other things, maintaining our reputation; attracting and retaining experienced bankers; maintaining stable, low-cost funding; growing market penetration while preserving leadership in our community markets; improving operating efficiency; implementing new technologies; managing credit, interest rate and liquidity risks; maintaining adequate liquidity and regulatory capital; growing noninterest income; effectively overseeing third-party service providers; attracting quality lending relationships; and controlling expenses.

Failure to achieve these objectives could impair our ability to execute our strategy and adversely affect our business, growth prospects, financial condition and results of operations. In addition, ineffective growth management, technology implementation challenges, cost overruns or service disruptions involving third‐party providers could hinder our ability to achieve our strategic objectives. Pursuing multiple strategic initiatives simultaneously, including acquisitions, technology investments or geographic expansion, may place additional strain on management, personnel, systems and controls. Our ability to execute our strategic objectives depends, in part, on the successful integration of TC Bancshares, Inc. The integration process will require significant management attention and resources and may divert focus from other initiatives. We may encounter challenges integrating systems, processes, controls, personnel and cultures, and there can be no assurance that the anticipated benefits or efficiencies of the transaction will be realized on the expected timeline or at all. Failure to successfully integrate the businesses could adversely affect our growth prospects, financial condition and results of operations.

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

Colony has implemented a formal risk management process to address cyber-related risks, encompassing identification, assessment, monitoring, consultation, communication, and review of cyber-related risks which is designed in accordance with regulatory guidance, industry standards and best practices for cybersecurity and information technology. Annually, our information security standards undergo external audits against applicable System and Organizational Controls (SOC). Our program undergoes periodic evaluations utilizing the National Institute of Standards and Technology, Cybersecurity Framework (NIST CSF) to gauge our cybersecurity readiness, ensure alignment with associated risks, identify potential areas for improvement or enhancement in our risk management practices and controls, and guide our risk management strategies..

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

Colony’s business relies on the availability, security, reliability, and confidentiality of our information systems, networks, and data. Any disruption or compromise of these systems or data due to a cybersecurity incident or threat could materially impact our business strategy, financial condition, or results of operation. While the Company has encountered, and will continue to encounter, cyber incidents in the normal course of business, to date, the Company has not experienced a cybersecurity incident that has, or is reasonably likely to have, materially impacted our business strategy, financial condition, or results of operation. Despite our ongoing efforts to continually strengthen our cybersecurity program, there can be no assurance that our cybersecurity risk management processes and measures described will be fully implemented, complied with, or effective in safeguarding our systems and information. We face risks from certain cybersecurity threats that, if realized, could reasonably be expected to materially affect our business strategy, financial condition, or results of operation. See “Part I - Item 1A. Risk Factors – Risks Related to our Business” of this Report.

Cybersecurity Governance

Colony’s Information Security Officer ("ISO"), reports to Colony’s Chief Risk Officer. Our ISO has twelve years of information security experience specific to the financial services industry which includes cybersecurity risk management. The ISO holds relevant certifications and completes annual training. The ISO is responsible for assessing and managing Colony’s cyber risk management program and strategy, informing executive management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents, and supervising such enterprise-wide efforts.

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

Item 2

Properties

The principal properties of the Company consist of the properties of the Bank. The Company's headquarters is located at 115 South Grant Street, Fitzgerald, Georgia 31750. The Bank currently operates thirty-seven locations in Georgia, one in Birmingham, Alabama and five in Florida. The Bank owns all of the banking offices occupied except for eleven which are leased. In addition, the Company owns the corporate operations office located in Fitzgerald, Georgia. We believe that our banking offices are in good condition and are suitable and adequate to our needs.

Item 3

Legal Proceedings

The Company and its subsidiary may from time to time become parties to various legal proceedings arising in the ordinary course of business. As of December 31, 2025, there are no material pending legal proceedings, including any material proceedings known to be contemplated by governmental authorities, to which Colony or its subsidiary is a party or of which any of their assets or properties are subject. However, one or more unfavorable outcomes in any legal action against us could have a material adverse effect in the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters may be costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.

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

The closing price of the Company's common stock on the New York Stock Exchange on March 11, 2026 was $19.41 per share.

As of March 11, 2026, there were 21,166,315 shares of our common stock outstanding held by 1,175 holders of record.

Dividends

During 2025, the Company paid $8.0 million in cash dividends on its common stock. During 2024, the Company paid $7.9 million in cash dividends on its common stock. We have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

As a Georgia corporation, the Company is subject to certain restrictions on dividends under the Georgia Business Corporation Code. We are also subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. See “Item 1 – Business – Supervision and Regulation – Regulation of the Company – Payment of Dividends.”

Issuer Purchase of Equity Securities

On October 20, 2022, the Company's Board of Directors authorized a stock buyback program permitting the repurchase of up to $12 million of the Company's outstanding common stock. The initial program commenced on October 20, 2022 and expired on December 31, 2023. On March 22, 2024, the Board approved an extension of the buyback program through the end of 2024. The program was subsequently extended on December 18, 2024 through the end of 2025, and again on December 22, 2025, through the end of 2026. Repurchases under this program may be made from time to time through open market purchases, privately negotiated transactions or such other manners as will comply with applicable laws and regulations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The buyback program does not obligate the Company to purchase any particular number of shares and there is no guarantee as to the exact number of shares that will be repurchased by the Company. As of December 31, 2025, the Company had repurchased a total of 318,778 shares for a total of $4,613,000 since the start of the program in 2022, leaving $7,387,000 available to repurchase. The table below sets forth information regarding repurchases of our common stock during the fourth quarter of 2025.

(dollars in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 to October 31, 2025	20,057	$16.03	20,057	$7,841
November 1, 2025 to November 30, 2025	6,916	16.00	6,916	7,730
December 1, 2025 to December 31, 2025	20,000	17.15	20,000	7,387
Total	46,973	$16.50	46,973	$7,387

Securities Authorized for Issuance Under Equity Compensation Plans

See the information included under Part III, Item 12, which is incorporated in response to this item by reference, for information with respect to shares of common stock that are authorized for issuance under the Company's equity compensation plans as of December 31, 2025.

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the equity securities of companies included in the NASDAQ Composite Index and the S&P U.S. BMI Banks-Southeast Region Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2020 through December 31, 2025, and assumes the reinvestment of dividends, if any. The performance graph represents past performance and should not be considered to be an indication of future performance.

Colony Bankcorp, Inc.

Total Return Performance
Colony Bankcorp, Inc.
NASDAQ Composite Index
S&P U.S. BMI Banks-Southeast Region Index
Index Value
200
150
100
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Colony Bankcorp, Inc.	100.00	119.47	91.35	99.77	125.42	142.49
NASDAQ Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
S&P U.S. BMI Banks - Southeast Region Index	100.00	142.83	116.18	119.85	155.47	187.40
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

The Company

Colony Bankcorp, Inc. is a bank holding company headquartered in Fitzgerald, Georgia that provides, through its wholly-owned subsidiary Colony Bank (collectively referred to as the Company), a broad array of products and services throughout north, central, south and coastal Georgia markets, Birmingham, Alabama and Santa Rosa Beach, Tallahassee and Jacksonville, Florida. The Company offers commercial and consumer banking services as well as specialized solutions including mortgage, government guaranteed lending, consumer insurance, credit cards, wealth management and merchant services.

Recent Developments

The Company paid dividends to its shareholders throughout 2025 and 2024 on a quarterly basis. In 2025, we had a quarterly dividend of $0.1150 per share of common stock and in 2024, we had a quarterly dividend of $0.1125 per share of common stock.

On January 1, 2023, the Company adopted ASC Topic 326 which replaced the incurred loss approach for measuring credit losses with an expected loss model, referred to the current expected credit loss ("CECL") model. CECL applies to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures, which include, but are not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The adoption of this guidance resulted in a decrease of the allowance for credit losses on loans of $53,000, the creation of an allowance for unfunded commitments of $1.7 million and a reduction of retained earnings of $1.2 million, net of the increase in deferred tax assets of $410,000 as of December 31, 2024.

Effective October 1, 2025, the Company early adopted ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans, which amended the accounting for certain purchased financial assets. Under the new guidance, the Company is allowed to apply the 'gross-up' approach to acquired loans that meet the definition of 'purchased seasoned loans' (PSLs), whereby an allowance for credit losses is recognized at the acquisition date with an offsetting adjustment to the amortized cost basis of the assets. This aligns the accounting for PSLs with the treatment of purchased financial assets with credit deterioration (PCD assets). This change eliminated the immediate recognition of day-one credit loss expense and resulted in an increase to the allowance for credit losses on loans of $4.6 million and an increase to the allowance for unfunded commitments of $134,000.

Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the provision for credit losses, and therefore, greater volatility to our reported earnings. See Notes 1 and 5, included elsewhere in this Form 10-K, for additional information on the allowance for credit losses and the allowance for unfunded commitments.

In June 2023 and August, September and October 2024, the Company entered into a total of five derivative instruments, specifically interest rate swaps, to help manage its interest rate risk position and mitigate exposure to the variability of future cash flows or other forecasted transactions. Three of the interest rate swaps are designated as cash flow hedges of certain variable rate liabilities and two are designated as fair value hedges of certain fixed rate assets. Gains and losses are recorded on the swap transactions as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to swaps are reclassified to interest income or expense as interest payments are made on the Bank's fixed rate assets and variable rate liabilities. For additional discussion of the Company's derivative instruments, see "Note 11 - Derivatives".

Reconciliation and Management Explanation of Non-GAAP Financial Measures

Our accounting and reporting policies conform to generally accepted accounting principles (GAAP) in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the fully-taxable equivalent measures: tax-equivalent net interest income, tax-equivalent net interest margin and tax-equivalent net interest spread, which include the effects of taxable-equivalent adjustments using a statutory federal income tax rate of 21% to increase tax-exempt interest income to a tax-equivalent basis for the years ended December 31, 2025 and 2024.  Tax-equivalent adjustments are reported to the Average Balances with Average Yields and Rates table under Rate/Volume Analysis in the tables that follow. Management believes that non-GAAP financial measures provide additional useful information that allows investors to evaluate the ongoing performance of the company and provide meaningful comparisons to its peers. Management believes these non-GAAP financial measures also enhance investors' ability to compare period-to-period financial results and allow investors and company management to view our operating results excluding the impact of items that are not reflective of the underlying operating performance.

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

A reconciliation of these performance measures to GAAP performance measures is included in the tables below.

Non-GAAP Performance Measures Reconciliation

	Years Ended December 31,
(dollars in thousands, except per share data)	2025	2024
Operating noninterest income reconciliation
Noninterest income (GAAP)	$40,280	$39,375
Writedown of bank premises	—	197
Loss on sales of securities	1,039	1,835
Operating noninterest income	$41,319	$41,407

Operating noninterest expense reconciliation
Noninterest expense (GAAP)	$92,546	$82,834
Severance costs	—	(288)
Acquisition-related expenses	(2,063)	—
Loss related to wire fraud incident	(1,252)	—
Operating noninterest expense	$89,231	$82,546

Operating net income reconciliation
Net income (GAAP)	$28,253	$23,868
Severance costs	—	288
Acquisition-related expenses	2,063	—
Writedown of bank premises	—	197
Loss related to wire fraud incident	1,252	—
Loss on sales of securities	1,039	1,835
Income tax benefit	(881)	(470)
Operating net income	$31,726	$25,718

Weighted average diluted shares	17,789,688	17,557,743
Adjusted earnings per diluted share	$1.78	$1.46

Operating return on average assets reconciliation
Return on average assets (GAAP)	0.89%	0.78%
Severance costs	—	0.01
Acquisition-related expenses	0.07	—
Writedown of bank premises	—	0.01
Loss related to wire fraud incident	0.04	—
Loss on sales of securities	0.03	0.06
Tax effect of adjustment items	(0.03)	(0.02)
Operating return on average assets	1.00%	0.84%

Operating return on average equity reconciliation
Return on average equity (GAAP)	9.49%	9.00%
Severance costs	—	0.11
Acquisition-related expenses	0.69	—
Writedown of bank premises	—	0.07
Loss related to wire fraud incident	0.43	—
Loss on sales of securities	0.35	0.69
Tax effect of adjustment items	(0.30)	(0.18)
Operating return on average equity	10.66%	9.69%

Operating return on average tangible equity reconciliation
Return on average tangible equity	11.65%	11.22%
Severance costs	—	0.14
Acquisition-related expenses	0.85	—
Writedown of bank premises	—	0.09
Loss related to wire fraud incident	0.52	—
Loss on sales of securities	0.43	0.86
Tax effect of adjustment items	(0.36)	(0.22)
Operating return on average tangible equity	13.09%	12.09%

Tangible book value per common share reconciliation
Book value per common share (GAAP)	$17.69	$15.91
Effect of goodwill and other intangibles	(3.38)	(2.96)
Tangible book value per common share	$14.31	$12.95

Tangible equity to tangible assets reconciliation
Equity to assets (GAAP)	10.06%	8.96%
Effect of goodwill and other intangibles	(1.76)	(1.54)
Tangible equity to tangible assets	8.30%	7.42%

Operating efficiency ratio calculation
Efficiency ratio (GAAP)	70.01%	71.75%
Severance costs	—	(0.25)
Acquisition-related expenses	(1.44)	—
Writedown of bank premises	—	(0.17)
Loss related to wire fraud incident	(0.87)	—
Loss on sales of securities	(0.72)	(1.56)
Operating efficiency ratio	66.98%	69.77%

Operating net noninterest expense(1) to average assets calculation
Net noninterest expense to average assets	1.64%	1.43%
Severance costs	—	(0.01)
Acquisition-related expenses	(0.07)	—
Writedown of bank premises	—%	(0.01)%
Loss related to wire fraud incident	(0.04)%	—%
Loss on sales of securities	(0.03)%	(0.06)%
Operating net noninterest expense to average assets	1.50%	1.35%

Pre-provision net revenue
Net interest income before provision for credit losses	$91,901	$76,076
Noninterest income	40,280	39,375
Total income	132,181	115,451
Noninterest expense	92,546	82,834
Pre-provision net revenue	$39,635	$32,617

Operating pre-provision net revenue
Net interest income before provision for credit losses	$91,901	$76,076
Operating noninterest income	41,319	41,407
Total operating income	133,220	117,483
Operating noninterest expense	89,231	82,546
Operating pre-provision net revenue	$43,989	$34,937

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

Overview

The following discussion and analysis present the more significant factors affecting the Company’s financial condition as of December 31, 2025 and 2024 and results of operations for each of the two year-periods ended December 31, 2025. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 21% federal tax rate for 2025 and 2024, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average interest-earning assets. Net income available to common shareholders totaled $28.3 million, or $1.59 per diluted shares in 2025, compared to $23.9 million, or $1.36 per diluted shares in 2024.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest component of income, representing 69.5% of total income during 2025 and 65.9% of total income during 2024.

Net interest margin is the taxable-equivalent net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 6.75% as of December 31, 2025 and 7.50% as of December 31, 2024. The Federal Reserve Board sets general market rates of interest, including the deposit and loan rates offered by many financial institutions. During 2025, the prime interest rate decreased 0.75%.  During 2024, the prime interest rate decreased 1.00%.

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

	Changes from 2024 to 2025
(dollars in thousands)	Volume	Rate	Total
Interest income
Loans held for sale	$(185)	$(21)	$(206)
Loans, net of unearned fees	$12,477	$488	$12,965
Investment securities, taxable	(1,385)	—	(1,385)
Investment securities, exempt	(193)	(2)	(195)
Deposits in banks and short-term investments	2,988	(1,397)	1,591
Total interest income	13,702	(932)	12,770

Interest expense
Interest-bearing demand and savings deposits	5,002	(7,941)	(2,939)
Time deposits	3,349	(3,707)	(358)
FHLB advances	406	1	407
Other borrowings	155	(379)	(224)
Total interest expense	8,912	(12,026)	(3,114)

Net interest income	$4,790	$11,094	$15,884

The Company maintains about 41.60% of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while a little over half of its other loans mature within 5 years. The liabilities to fund assets are primarily in non-maturing core deposits and short-term certificates of deposit that mature within one year. During 2025, Federal Reserve rates decreased 75 basis points. During 2024, Federal Reserve rates decreased 100 basis points. We have seen the net interest margin increase to 3.14% for 2025, compared to 2.72% for 2024 primarily due to lower rates paid on interest bearing liabilities while maintaining increased rates on loans.

Taxable-equivalent net interest income for 2025 increased by $15.9 million or 20.7%, compared to 2024, primarily due to increases in loan volume and rates along with decreases in deposit rates. The average volume of interest-earning assets during 2025 increased $127.1 million compared to 2024, primarily related to increases in loans and deposits in banks and short-term investments. The total yield on interest-earning assets increased year over year with increases in loan and deposits in banks and short-term investments volume, partially offset by decreases in investment securities balances along with increased rates on loans in banks.

The average volume of loans increased $131.8 million in 2025 compared to 2024, which reflects a combination of organic and acquired loan growth in 2025. The average yield on loans increased by 24 basis points in 2025 compared to 2024, primarily due to the increased loan volume. The average volume of interest-bearing deposits increased $106.1 million in 2025 compared to 2024. Average savings and interest-bearing demand deposits increased $65.1 million and average time deposits increased $41.0 million in 2025 compared to 2024. Increases in average balances attributable to the acquisition of TC Bancshares, Inc. on December 1, 2025, were $34.7 million in loans, $20.3 million in interest-bearing demand and savings deposits and $11.0 million in time deposits.

Accordingly, the ratio of average interest-bearing deposits to total average deposits was 83.01% in 2025 and 81.81% in 2024. For 2025, this deposit mix, combined with a decrease in interest rates, had the effect of decreasing the average cost of total deposits by 27 basis points in 2025 compared to 2024. Other interest-bearing liabilities also decreased by 11 basis points for the same periods.

The Company’s net interest spread, which represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities, increased to 2.70% in 2025 from 2.23% in 2024 and was also a result of deposit rate decreases as well as increases in loan volume and rates. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in "Market Risk and Interest Rate Sensitivity" included elsewhere in this report.

AVERAGE BALANCE SHEETS

	2025			2024
	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Loans held for sale	$30,733	$1,928	6.27%	$31,884	$2,134	6.69%
Loans, net of unearned fees (1)	2,001,425	122,735	6.13	1,868,502	109,770	5.87
Investment securities, taxable	668,875	17,885	2.67	720,986	19,270	2.67
Investment securities, tax-exempt (2)	93,441	1,963	2.10	99,350	2,158	2.17
Deposits in banks and short-term investments	159,718	6,183	3.87	106,381	4,592	4.32
Total interest-earning assets	2,954,192	150,694	5.10%	2,827,103	137,924	4.88%
Total noninterest-earning assets	230,538			221,607
Total assets	$3,184,730			$3,048,710

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$1,529,413	24,354	1.59%	$1,464,315	27,293	1.86%
Time deposits	644,075	22,356	3.47	603,080	22,714	3.77
Total interest-bearing deposits	2,173,488	46,710	2.15	2,067,395	50,007	2.42
FHLB advances	185,850	7,618	4.10	176,421	7,211	4.09
Other borrowings	63,522	3,723	5.86	63,190	3,947	6.25
Total other interest-bearing liabilities	249,372	11,341	4.55	239,611	11,158	4.66
Total interest-bearing liabilities	2,422,860	58,051	2.40%	2,307,006	61,165	2.65%
Noninterest-bearing demand deposits	444,821			459,822
Other liabilities	19,485			16,607
Stockholders' equity	297,564			265,275
Total liabilities and stockholders' equity	$3,184,730			$3,048,710
Interest rate spread			2.70%			2.23%
Net interest income		$92,643			$76,759
Net interest margin			3.14%			2.72%

(1)The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable-equivalent adjustments totaling $330,000 and $229,000 for the years ended December 31, 2025 and 2024, respectively, are calculated using the statutory federal tax rate and are included in income and fees on loans. Accretion income of $489,000 and $47,000 for the years ended December 31, 2025 and 2024 are also included in income and fees on loans.
(2)Taxable-equivalent adjustments totaling $412,000 and $453,000 for the years ended December 31, 2025 and 2024, respectively, are calculated using the statutory federal tax rate and are included in tax-exempt interest on investment securities.

Provision for Credit Losses

Provision for credit losses totaled $4.5 million in 2025 compared to $3.1 million in 2024. The amount of provision expense recorded in each period was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, sufficient to cover expected credit losses over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur. The provision for credit losses for the years ended December 31, 2025 and 2024 includes $4.5 million and $3.6 million, respectively, in credit losses on loans and $3,000 in provision for and $562,000 in release of, respectively, credit losses on unfunded commitments. See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of the provision for credit losses. The increase in provision for credit losses for the year ended December 31, 2025 compared to 2024 is primarily related to the change in our loan balances year over year which was impacted by the acquisition of TC Bancshares, Inc. on December 1, 2025, with the addition of $412.7 million in loan balances. See the sections captioned “Loans" and "Allowance for Credit Losses” elsewhere in this discussion for further analysis of the provision for credit losses. Net charge-offs for the year ended December 31, 2025 were $5.1 million compared to $3.0 million for the same period in 2024. As of December 31, 2025, Colony’s allowance for credit losses was $23.0 million, or 0.97% of total loans, compared to $19.0 million, or 1.03% of total loans, at December 31,

2024. At December 31, 2025 and 2024, nonperforming assets were $24.7 million and $11.3 million, or 0.66% and 0.36% of total assets, respectively, with credit quality in the overall loan portfolio remaining strong.

Noninterest Income

The components of noninterest income were as follows:

			$	%
(dollars in thousands)	2025	2024	Variance	Variance
Service charges on deposit accounts	$9,695	$9,365	$330	3.52%
Mortgage fee income	7,535	6,048	1,487	24.59
Gain on sales of SBA loans	5,372	9,242	(3,870)	(41.87)
Loss on sales of securities	(1,039)	(1,835)	796	(43.40)
Interchange fees	8,438	8,299	139	1.67
BOLI income	1,792	1,725	67	3.87
Insurance commissions	2,864	1,789	1,075	60.07
Other	5,623	4,742	881	18.57
Total	$40,280	$39,375	$905	2.30%

Noninterest income in 2025 increased $905,000, or 2.30% from 2024. All variances were impacted by the acquisition of TC Bancshares, Inc. on December 1, 2025. Increases were seen in service charges on deposit accounts, mortgage fee income, losses on sales of investment securities, interchange fees, BOLI income, insurance commission and other noninterest income, which included increases in equity investment income and income on wealth advisory and merchant services . These increases were offset by a decrease in gain on sales of SBA loans. The increase in service charges on deposit accounts is primarily a result of increased deposit account fees implemented in June 2025 as well as our ability to continue to grow deposits. The increase in mortgage fee income was a result of higher mortgage production year over year and interchange fees increased as a result of customer use of our card programs and fluctuating purchase habits between periods. Insurance commissions increased $1.1 million which was driven by increased volume in the Company's insurance division, impacted by the acquisition of the Ellerbee Insurance Agency in the second quarter of 2025. The increase of $881,000 in other noninterest income was attributable to equity investment market valuation gains of $300,000 in 2025 compared to $270,000 in 2024, an increase of $235,000 in wealth advisory and merchant services along with increases in SBA servicing and other related fee income of $156,000. Investment securities were sold in 2025 and 2024 for the purpose of restructuring underperforming assets in order to reinvest at higher yields and resulted in losses of $1.0 million and $1.8 million, respectively. The decrease of $3.9 million in gain on sales of SBA loans is due to the sale of only 208 loans in 2025 compared to 451 loans in 2024.

Noninterest Expense

The components of noninterest expense were as follows:

			$	%
(dollars in thousands)	2025	2024	Variance	Variance
Salaries and employee benefits	$52,417	$49,767	$2,650	5.32%
Occupancy and equipment	6,753	6,149	604	9.83
Acquisition related expenses	2,063	—	2,063	100.00
Information technology	10,652	8,978	1,674	18.65
Professional Fees	3,507	2,825	682	24.12
Advertising and public relations	4,279	4,009	270	6.73
Communications	805	865	(60)	(6.91)
Other	12,070	10,241	1,829	17.86
Total	$92,546	$82,834	$9,712	11.72%

Noninterest expense in 2025 increased by $9.7 million, or 11.72% from 2024. All variances were impacted by the acquisition of TC Bancshares, Inc. on December 1, 2025. The Company's increases were seen in salaries and employee benefits, occupancy and equipment, acquisition related expenses, information technology, professional fees, advertising and public relations and other noninterest expense. These increases were offset by a decrease in communications expense. The increase in salaries and employee benefits was primarily due to the aforementioned acquisitions of the Ellerbee Insurance Agency and TC

Bancshares, Inc. as well as employee insurance and bonus expense which was partially offset by a decrease in stock award expense and an increase in deferred costs accounted for under ASC 310-20 due to loan growth. The increase in occupancy and equipment expenses can be seen in increases in repair and maintenance expense as well as lease expenses. Acquisition expenses in 2025 were all related to the TC Bancshares, Inc. acquisition and consisted primarily of professional and information technology expenses. The increase in information technology expense is due to increases in software and ATM expense. Professional fees saw increases in accounting and consulting fees, partially offset by decreases in legal fees, excluding acquisition related legal fees. The increase in advertising and public relations is primarily related to increases in subscription services and business development expenses, partially offset by decreases in appraisal fees. The increase in other noninterest expense of $1.8 million is primarily the result of a nonrecoverable loss of $1.3 million related to a wire fraud incident recorded in the third quarter of 2025 as well as changes in the valuation of the SBA servicing asset. The decrease in communications expense can be explained by fluctuations in data circuit fees

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $3.18 billion in 2025 compared to $3.05 billion in 2024.

(dollars in thousands)	2025		2024
Sources of Funds:
Noninterest-bearing deposits	$444,821	13.97%	$459,822	15.08%
Interest-bearing deposits	2,173,488	68.25	2,067,395	67.81
FHLB advances	185,850	5.84	176,421	5.79
Other borrowings	63,522	1.99	63,190	2.07
Other noninterest-bearing liabilities	19,485	0.61	16,607	0.55
Equity capital	297,564	9.34	265,275	8.70
Total	$3,184,730	100.00%	$3,048,710	100.00%

Uses of Funds:
Loans held for sale and loans	$2,032,158	63.80%	$1,900,386	62.34%
Investment securities	762,316	23.94	820,336	26.90
Deposits in banks and short term investments	159,718	5.02	106,381	3.49
Other noninterest-bearing assets	230,538	7.24	221,607	7.27
Total	$3,184,730	100.00%	$3,048,710	100.00%

Deposits continue to be the Company’s primary source of funding. Over the comparable periods, interest-bearing deposits continues to be the largest component of the Company's mix of deposits. Average interest-bearing deposits totaled 83.0% in 2025 compared to 81.8% of total average deposits in 2024.

The Company primarily invests funds in loans and securities. Loans continue to be the largest component of the Company’s mix of invested assets.

Loans

The following table presents the composition of the Company’s loan portfolio as of December 31 for the past five years.

(dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021
Construction, land & land development	$302,512	$205,046	$247,146	$229,435	$165,446
Other commercial real estate	1,249,720	990,648	974,375	975,447	787,392
Total commercial real estate	1,552,232	1,195,694	1,221,521	1,204,882	952,838
Residential real estate	459,549	344,167	356,234	290,054	212,527
Commercial, financial & agricultural	218,532	213,910	242,756	223,923	154,048
Consumer and other	150,911	89,209	62,959	18,247	18,564
Total loans, net of unearned fees	2,381,224	1,842,980	1,883,470	1,737,106	1,337,977
Allowance for credit losses on loans	(23,014)	(18,980)	(18,371)	(16,128)	(12,910)
Loans, net	$2,358,210	$1,824,000	$1,865,099	$1,720,978	$1,325,067

Maturity and Repricing Opportunity

The following table presents total loans as of December 31, 2025 according to maturity distribution and/or repricing opportunity on adjustable rate loans.

(dollars in thousands)	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
Construction, land & land development	$229,167	$44,757	$20,789	$7,799	$302,512
Other commercial real estate	371,337	591,902	282,128	4,353	1,249,720
Total commercial real estate	600,504	636,659	302,917	12,152	1,552,232
Residential real estate	125,983	189,244	97,646	46,676	459,549
Commercial, financial & agricultural	120,327	62,935	35,138	132	218,532
Consumer and other	9,234	45,127	46,851	49,699	150,911
Total loans, net of unearned fees	856,048	933,965	482,552	108,659	2,381,224

Overview. Loans totaled $2.4 billion at December 31, 2025, an increase of 29.2% from $1.8 billion at December 31, 2024, which was attributable to a combination of organic growth and the TC Bancshares, Inc. acquisition. The majority of the Company’s loan portfolio is comprised of real estate loans. Commercial and residential real estate loans which is primarily for 1-4 family residential properties, nonfarm nonresidential properties and real estate construction loans made up 84.5% and 83.6% of total loans at December 31, 2025 and December 31, 2024, respectively. Commercial, financial and agriculture loans represents 9.2% of total loans at December 31, 2025 and 11.6% at December 31, 2024. Consumer and other loans increased to 6.3% of total loans at December 31, 2025 from 4.8% at December 31, 2024. All categories of loans reflect increases as a result of the acquisition of TC Bancshares, Inc. in December 2025.

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

Commercial, financial & agricultural. Commercial, financial and agricultural loans at December 31, 2025 increased by $4.6 million, or 2.2% to $218.5 million from December 31, 2024 at $213.9 million. This increase was related to the acquisition of TC Bancshares, Inc. mentioned above partially offset by loan payoffs during the year. The Company’s commercial, financial and agricultural loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. These agricultural lines typically reduce in size at year end as crops are sold. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Construction, land & land development.  Construction, land and land development loans increased by $97.5 million, or 47.5%, at December 31, 2025 to $302.5 million from $205.0 million at December 31, 2024. This increase was primarily attributable to the acquisition of TC Bancshares, Inc. and the continued growth of the business in 2025.

Other commercial real estate. Other commercial real estate loans increased by $259.1 million, or 26.2%, at December 31, 2025 to $1,249.7 million from $990.6 million at December 31, 2024. This increase was primarily attributable to the acquisition of TC Bancshares, Inc. as well as growth of the business in 2025 despite the impact of the current lending and rate environment. At December 31, 2025, the Company's other commercial real estate loans were comprised of 61.6% of non-owner occupied loans and 38.4% of owner occupied loans.

The Company's non-owner occupied portfolio is well diversified as can be seen in the table below as of December 31, 2025 and 2024.

(dollars in thousands)	December 31, 2025	December 31, 2024
Multifamily	$105,899	$70,437
Hotel/Motel	100,915	51,887
Retail	183,134	154,418
Office	137,992	76,391
Industrial & Warehouse	73,916	70,669
Other Specialty	158,874	142,707
Government guaranteed SBSL	9,553	15,155
Total	$770,283	$581,664
Residential Real Estate Loans. Residential real estate loans increased by $115.4 million or 33.5%, at December 31, 2025 to $459.5 million from $344.2 million at December 31, 2024. This increase was primarily attributable to the acquisition of TC

Bancshares, Inc. and the continued growth of the business in 2025. Residential real estate loans consist of revolving, open-end and closed-end loans as well as those secured by closed-end first and junior liens.
Consumer and other. Consumer and other loans include loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer and other loans at December 31, 2025 increased $61.7 million or 69.2% to $150.9 million from $89.2 million at December 31, 2024. This increase was primarily attributable to the acquisition of TC Bancshares, Inc. as well as increases in the Company's marine and RV lending division and increases in Upstart loans, consumer loans to individuals with no or limited credit history.

Industry concentrations. As of December 31, 2025 and 2024, the Company had one industry, identified as Lessors of Non-Residential real estate, where the concentrations of loans was in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business. The Company has established industry-specific guidelines with respect to maximum loans permitted for each industry with which the Company does business.

Collateral concentrations. Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At December 31, 2025, approximately 84.5% of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for credit loss analysis. In recent years, we have seen real estate values stabilizing in our markets.

Large credit relationships. The Company currently operates locations in north, central, south and coastal Georgia as well as Birmingham, Alabama and Jacksonville, Santa Rosa Beach and Tallahassee, Florida. As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business. The required approval of loans (new or renewal) is based on the total credit exposure of a borrower, the type of loan, combined with whether or not there are any material policy exceptions on the loan. For non-owner occupied commercial real estate loans, the DLC approves loans $18 million or greater with material exceptions and loans $26 million or greater without exceptions. For other loans that are not commercial real estate, the DLC approves loans $21 million or greater with material exceptions and loans $30 million or greater with no exceptions. At December 31, 2025, our largest 20 relationships consisted of loans and loan commitments, where the total committed balance was $359.9 million with $312.0 million outstanding. At December 31, 2024, our largest 20 relationships had total committed balance of $304.5 million with $286.1 million outstanding.

Maturities and sensitivities of loans to changes in interest rates. The following table presents the maturity distribution of the Company’s loans at December 31, 2025. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

(dollars in thousands)	Due in One Year or Less	After One Year, but within Five Years	After Five Years, but within Fifteen Years	After Fifteen Years	Total
Loans with fixed interest rates:
Construction, land & land development	$5,568	$35,861	$13,048	$7,799	$62,276
Other commercial real estate	116,108	520,922	278,564	4,353	919,947
Total commercial real estate	121,676	556,783	291,612	12,152	982,223
Residential real estate	20,121	60,446	24,505	46,665	151,737
Commercial, financial & agricultural	11,551	60,073	35,138	132	106,894
Consumer and other	8,160	45,119	46,851	49,699	149,829
Total loans with fixed interest rates, net of unearned fees	161,508	722,421	398,106	108,648	1,390,683

Loans with floating interest rates:
Construction, land & land development	223,599	8,896	7,741	—	240,236
Other commercial real estate	255,229	70,980	3,564	—	329,773
Total commercial real estate	478,828	79,876	11,305	—	570,009
Residential real estate	105,862	128,798	73,141	11	307,812
Commercial, financial & agricultural	108,776	2,862	—	—	111,638
Consumer and other	1,074	8	—	—	1,082
Total loans with floating interest rates, net of unearned fees	694,540	211,544	84,446	11	990,541

Total loans, net of unearned fees	$856,048	$933,965	$482,552	$108,659	$2,381,224

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

Nonperforming Assets and Potential Problem Loans

Asset quality experienced a slight decrease during the year ended December 31, 2025. Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned ("OREO"). Nonaccrual loans totaled $23.4 million at December 31, 2025, an increase of $12.7 million, or 119.3%, from $10.7 million at December 31, 2024. There were eight loans contractually past due 90 days or more and still accruing totaling $95,000 at December 31, 2025 and six loans totaling $152,000 at December 31, 2024. At December 31, 2025, OREO totaled $1.0 million, an increase of $846,000, or 418.8%, compared with $202,000 at December 31, 2024. The change in OREO is primarily the result of four properties added to other real estate totaling $1.15 million offset by $310,000 from the sale of two OREO properties. At the end of the year ended December 31, 2025, total nonperforming assets as a percentage of total assets increased to 0.66% compared with 0.36% at December 31, 2024. The increase in nonperforming assets was primarily the result of increases in construction, land & land development, commercial real estate and residential real estate loans as well as the addition of $5.7 million of loans acquired in the acquisition of TC Bancshares, Inc., partially offset by repayments, payoffs and charged off loans.

Year-end nonperforming assets and accruing past due loans were as follows:

(dollars in thousands)	2025	2024	2023
Loans accounted for on nonaccrual	$23,380	$10,660	$9,839
Loans accruing past due 90 days or more	95	152	370
Other real estate foreclosed	1,048	202	448
Repossessed assets	190	328	—
Total nonperforming assets	$24,713	$11,342	$10,657

Nonperforming loans by segment
Construction, land & land development	$1,132	$—	$85
Other commercial real estate	9,663	4,833	4,219
Residential real estate	4,501	1,204	3,911
Commercial, financial & agricultural	7,883	4,559	1,956
Consumer and other	296	216	38
Total nonperforming loans	$23,475	$10,812	$10,209

Nonperforming assets as a percentage of:
Total loans, other real estate and foreclosed assets	1.04%	0.62%	0.57%
Total assets	0.66%	0.36%	0.35%
Nonperforming loans as a percentage of:
Total loans	0.99%	0.59%	0.55%

Supplemental data:
Accruing past due loans:
30-89 days past due	$9,850	$8,361	$6,069
90 or more days past due	95	152	370
Total accruing past due loans	$9,945	$8,513	$6,439

Allowance for credit losses	$23,014	$18,980	$18,371
Allowance for credit losses as a percentage of:
Total loans	0.97%	1.03%	0.98%
Nonperforming loans	98.04	175.55	179.95

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, foreclosed real estate and repossessed assets. Nonperforming assets at December 31, 2025 increased 117.9% from December 31, 2024, as a result of the increase in nonaccrual loans and other real estate, offset by decreases in loans accruing past due 90 days or more and repossessed assets.

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

The Company had five loans modified due to financial difficulty during the year ended December 31, 2025. See Note 4. Loans, for additional details on loan modifications.

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

	December 31,		December 31,		December 31,		December 31,		December 31,
(dollars in thousands)	2025		2024		2023		2022		2021
	Reserve	%(1)	Reserve	%(1)	Reserve	%(1)	Reserve	%(1)	Reserve	%(1)
Construction, land & land development	$2,474	12.7%	$1,306	11.1%	$2,204	13.1%	$1,959	13.2%	$1,127	12.4%
Other commercial real estate	7,715	52.5	6,459	53.8	7,064	51.7	8,886	56.1	7,691	58.8
Residential real estate	5,488	19.3	5,502	18.7	5,105	18.9	2,354	16.7	1,805	15.9
Commercial, financial & agricultural	3,894	9.2	2,904	11.6	2,110	12.9	2,709	12.9	1,083	11.5
Consumer and other	3,443	6.3	2,809	4.8	1,888	3.4	220	1.1	1,204	1.4
	$23,014	100.0%	$18,980	100.0%	$18,371	100.0%	$16,128	100.0%	$12,910	100.0%
(1) Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

The following table presents an analysis of the Company’s allowance for credit losses on loans for the periods indicated.

(dollars in thousands)	2025	2024	2023	2022	2021
Allowance for credit losses on loans at beginning of year	$18,980	$18,371	$16,128	$12,910	$12,127
Adoption of ASU 2016-13	—	—	(53)	—	—
Adoption of ASU 2025-08	4,619	—	—	—	—
Charge-offs
Construction, land & land development	—	—	—	—	—
Other commercial real estate	509	20	69	58	568
Residential real estate	183	427	771	48	3
Commercial, financial & agricultural	3,389	2,467	1,069	314	274
Consumer and other	1,618	604	35	60	68
Total charge-offs	5,699	3,518	1,944	480	913
Recoveries
Construction, land & land development	1	16	10	25	466
Other commercial real estate	266	57	42	85	118
Residential real estate	195	256	79	50	274
Commercial, financial & agricultural	120	161	201	139	91
Consumer and other	35	25	22	29	47
Total recoveries	617	515	354	328	996
Net charge-offs/(recoveries)	5,082	3,003	1,590	152	(83)
Provision for credit losses on loans	4,497	3,612	3,886	3,370	700
Allowance for credit losses on loans at end of year	$23,014	$18,980	$18,371	$16,128	$12,910

Ratio of net charge-offs/(recoveries) to average loans	0.25%	0.16%	0.09%	0.01%	(0.01)%

The allowance for credit losses on loans increased from $19.0 million or 1.03% of total loans at December 31, 2024 to $23.0 million, or 0.97% of total loans at December 31, 2025. The provision for credit losses on loans reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. Although net charge-offs were slightly higher which impacted the provision for credit losses, the primary reason for the year over year increase was due to the adoption of ASU 2025-08 which resulted in an addition of $4.6 million to the allowance in 2025.

The amount of provision expense recorded in 2025 and 2024 was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, that was sufficient to cover expected credit losses on loans over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur.

Investment Portfolio

The following table presents carrying values of investment securities available-for-sale held by the Company as of December 31, 2025, 2024 and 2023.

(dollars in thousands)	2025	2024	2023
U.S. treasury securities	$5,582	$3,173	$498
U.S. agency securities	3,196	2,755	4,139
Asset backed securities	14,483	17,824	24,630
State, county and municipal securities	107,230	95,637	109,036
Corporate debt securities	48,807	47,782	47,390
Mortgage-backed securities	204,519	198,878	221,689
Total debt securities	$383,817	$366,049	$407,382

The following table presents investment securities held-to-maturity, carried at cost by the Company as of December 31, 2025, 2024 and 2023.

(dollars in thousands)	2025	2024	2023
U.S. treasury securities	$65,408	$91,004	$93,306
U.S. agency securities	8,991	16,151	16,282
State, county and municipal securities	137,591	137,190	136,685
Mortgage-backed securities	174,628	185,732	202,758
Total debt securities	$386,618	$430,077	$449,031

The following table represents expected maturities and weighted-average yields of investment securities held by the Company as of December 31, 2025 (mortgage-backed securities are based on the average life at the projected speed, while State and Political Subdivisions reflect anticipated calls being exercised).

			After 1 Year But		After 5 Years But
Available-for-Sale	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. treasury securities	$773	3.97%	$4,809	3.62%	$—	—%	$—	—%
U.S. agency securities	—	—	197	5.07	2,999	3.28	—	—
Asset backed securities	—	—	—	—	2,077	4.72	12,406	4.57
State, county and municipal securities	—	—	26,246	2.30	43,106	2.25	37,878	1.47
Corporate debt securities	7,968	4.97	4,227	6.75	36,612	4.84	—	—
Mortgage-backed securities	1,410	6.33	23,976	4.00	36,451	4.97	142,682	3.01
Total debt securities	$10,151	5.08%	$59,455	3.42%	$121,245	3.92%	$192,966	2.81%

			After 1 Year But		After 5 Years But
Held-to-Maturity	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. treasury securities	$11,928	1.31%	$53,480	1.02%	$—	—%	$—	—%
U.S. agency securities	—	—	5,757	1.37	3,234	1.65	—	—
State, county and municipal securities	—	—	5,523	1.51	70,509	1.95	61,559	1.77
Mortgage-backed securities	5,800	2.05%	26,205	1.47	27,340	1.60	115,283	1.83
Total debt securities	$17,728	1.55%	$90,965	1.20%	$101,083	1.85%	$176,842	1.81%

Securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. The Company had both held-to-maturity and available-for-sale securities in the investment portfolio at December 31, 2025. Management also evaluates its securities portfolio for any credit-related losses on a quarterly basis. The Company did not identify any credit-related losses in its held-to-maturity or available-for-sale portfolios at December 31, 2025.

At December 31, 2025, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the Company’s stockholders’ equity.

The average yield of the securities portfolio was 2.60% in 2025 and 2.61% in 2024. The slight decrease in the average yield from 2024 to 2025 was primarily attributed to the decrease in average balances of investment securities related to paydowns and the sales of investments securities during both periods.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 2025, 2024, and 2023.

	2025		2024		2023
(dollars in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-bearing demand deposits	$444,821	—	$459,822	—	$519,225	—
Interest-bearing demand and savings deposits	1,529,413	1.59%	1,464,315	1.86%	1,390,247	1.14%
Time deposits	644,075	3.47%	603,080	3.77%	619,083	3.17%
Total deposits	$2,618,309	1.78%	$2,527,217	1.98%	$2,528,555	1.40%

The following table presents the maturities of the Company’s time deposits as of December 31, 2025.

(dollars in thousands)	Time Deposits $250,000 or Greater	Time Deposits Less than $250,000	Total
Months to Maturity
3 months or less	$73,789	$211,920	$285,709
Over 3 months through 6 months	92,372	166,796	259,168
Over 6 months through 12 months	57,002	141,904	198,906
Over 12 months	16,012	60,850	76,862
	$239,175	$581,470	$820,645

Average deposits increased $91.1 million in 2025 compared to 2024. The increase in 2025 included increases of $41.0 million, or 6.8% in time deposits and an increase in interest-bearing demand and savings deposits of $65.1 million, or 4.4%, partially offset by a decrease of $15.0 million, or 3.3% in noninterest-bearing deposits. The increase in our overall deposits is due primarily to the acquisition of TC Bancshares, Inc The Company continues to focus on the importance of customer relationships and our ability to attract noninterest-bearing demand and interest-bearing demand and savings deposits despite the challenging interest rate environment.

As of December 31, 2025 and 2024, $980.0 million and $857.6 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank's regulatory reporting requirements. The adjusted uninsured deposit estimate (which excludes deposits collateralized by public funds and internal accounts) was $576.5 million as of December 31, 2025 compared to $457.3 million as of December 31, 2024, Adjusted uninsured deposits represents a small percentage of our overall deposits, which increases the stability of our deposit base and lowers our overall funding risk.

The Company supplements deposit sources with brokered deposits. As of December 31, 2025, the Company had $131.9 million, or 4.30% of total deposits, in brokered certificates of deposit attracted by external third parties. Additional information is provided in the Notes to Consolidated Financial Statements for Deposits.

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

The following table summarizes commitments and contractual obligations outstanding at December 31, 2025.

(dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Borrowings	$258,104	$84,972	$80,000	$30,000	$63,132
Operating lease liabilities	13,775	1,387	2,386	1,981	8,021
Time Deposits	820,645	743,783	67,231	9,083	548
	$1,092,524	$830,142	$149,617	$41,064	$71,701

Other Commitments:
Loan commitments	$422,592	$221,698	$86,368	$34,939	$79,587
Standby letters of credit	5,382	4,214	1,168	—	—
	427,974	225,912	87,536	34,939	79,587
Total Contractual Obligations and Other Commitments	$1,520,498	$1,056,054	$237,153	$76,003	$151,288

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for credit losses. Loan commitments outstanding at December 31, 2025 are included in the preceding table.

Standby Letters of Credit. Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2025 are included in the preceding table.

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

At December 31, 2025, shareholders’ equity totaled $375.9 million compared to $278.7 million at December 31, 2024. The primary driver of the increase was the issuance of common stock of $65.9 million as a result of the acquisition of TC Bancshares, Inc. in December 2025. In addition to net income of $28.3 million, another significant change in shareholders’ equity during 2025 included $8.0 million of dividends declared on common stock. The accumulated other comprehensive loss component of stockholders’ equity totaled $34.5 million at December 31, 2025 compared to $47.6 million at December 31, 2024. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available-for-sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items.

Tier 1 capital consists of common stock and qualifying preferred securities less goodwill, intangibles and disallowed deferred tax assets. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for credit losses up to 1.25% of risk-weighted assets. The Company's Tier 2 capital consists of subordinated notes and the allowance for credit losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of December 31, 2025 was 13.60% and total Tier 1 and 2 risk-based capital was 15.95%. Both of these measures compare favorably with the regulatory minimum of 6.0% for Tier 1 and 8% for total risk-based capital. The Company’s common equity Tier 1 ratio as of December 31, 2025 was 12.67%, which exceeds the regulatory minimum of 4.50%. The Company’s Tier 1 leverage ratio as of December 31, 2025 was 10.78%, which exceeds the required ratio standard of 4.0%.

For the year ended December 31, 2025, average capital was $297.6 million representing 9.3% of average assets for the year. This compares to average capital of $265.3 million, representing 8.7% of average assets for 2024.

For the years ended December 31, 2025 and 2024, the Company did not have any material commitments for capital expenditures.

The Company granted 63,426 and 74,358 restricted shares of common stock for the years ended December 31, 2025 and 2024, respectively. All restricted shares vest over a three year period.

A cash dividend of $8.0 million and $7.9 million was paid for the years ended December 31, 2025 and 2024, respectively.

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

Cash and cash equivalents at December 31, 2025 and 2024 were $257.6 million and $231.0 million, respectively. The increase in cash and cash equivalents was partially due to sales and paydowns of investment securities, paydowns and maturities of loans, as well as increases in deposits and other borrowings. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs in these unsettled times without any material adverse impact on our operating results.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of December 31, 2025, the available-for-sale bond portfolio totaled $383.8 million. At December 31, 2024, the available-for-sale bond portfolio totaled $366.0 million. This increase is primarily attributable to available-for-sale investment securities acquired in the acquisition of TC Bancshares, Inc. in December 2025. Only marketable investment grade bonds are purchased. Although approximately 51.5% of the Bank’s bond portfolio is encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. Colony had ratios of loans to deposits of 77.6% as of December 31, 2025 and 71.8% as of December 31, 2024. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at December 31, 2025 and December 31, 2024 were 73.0% and 71.8%, respectively. Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the Banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At December 31, 2025 and December 31, 2024, the Bank had $239.2 million and $185.2 million, respectively, in certificates of deposit of $250,000 or more. These larger deposits represented 7.8% and 7.2% of total deposits as of December 31, 2025 and 2024, respectively. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

The Company supplemented deposit sources with brokered deposits. As of December 31, 2025, the Company had $131.9 million or 4.30% of total deposits in brokered deposits. Additional information is provided in the Notes to the Consolidated Financial Statements regarding these brokered deposits. Additionally, the Company uses external deposit listing services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. The deposits obtained from listing services are often referred to as wholesale or internet CDs.

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, Colony and its subsidiary have established multiple borrowing sources to augment their funds management. The Company has borrowing capacity through membership of the Federal Home Loan Bank program. The Bank has also established overnight borrowing for Federal Funds Purchased through various correspondent banks. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs in the future without any material adverse impact on operating results. At December 31, 2025 and 2024, we had $195.0 million and $185.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $747.0 million and $578.7 million of additional borrowing availability with the FHLB at December 31, 2025 and 2024, respectively.

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

Impact of Inflation and Changing Prices

The Company’s financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). GAAP presently requires the Company to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs, and the Company has experienced material effects of inflation during the last five fiscal years due to the government's monetary policies and the current economic climate. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things, as further discussed in the next section.

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

Colony has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve's targeted range of 3.50% and the prime rate of 6.75% at December 31, 2025. Colony has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points and a decline of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. As illustrated in the table below, the net interest income sensitivity model indicates that, compared with a net interest income forecast assuming stable rates, net interest income is projected to increase by 4.33% and 8.10% if interest rates increased by 100 and 200 basis points, respectively. Net interest income is projected to decline by 0.63% and 1.72% if interest rates decreased by 100 and 200 basis points. These changes were within Colony’s policy limit of a maximum 15% negative change.

Twelve Month Net Interest Income Sensitivity
	Estimated Change in Net Interest Income as of December 31,
Change in Short-term Interest Rates (in basis points)	2025	2024
+200	8.10%	5.66%
+100	4.33%	3.03%
Flat	—%	—%
-100	(0.63)%	(1.80)%
-200	(1.72)%	(3.77)%

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

Item 7A

Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is located in Item 7 under the heading "Market Risk and Interest Rate Sensitivity."

Item 8

Financial Statements and Supplemental Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Colony Bankcorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and affected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
Management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

We have excluded TC Bancshares, Inc. and its wholly owned subsidiary, TC Federal Bank from our assessment of internal control over financial reporting as of December 31, 2025, because it was acquired by the Company in a purchase business combination during the fourth quarter of 2025.

Based on our assessment, management concluded that as of December 31, 2025, Colony Bankcorp, Inc.’s internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Mauldin and Jenkins, LLC, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ T. Heath Fountain
T. Heath Fountain Chief Executive Officer and Director

/s/ Derek Shelnutt
Derek Shelnutt
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Colony Bankcorp, Inc. and Subsidiaries
Fitzgerald, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Colony Bankcorp, Inc. and Subsidiaries (the Company) as of December 31, 2025 and 2024 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2026, expressed an unqualified opinion.

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

Allowance for credit losses

Description of the Matter

As described in Note 5 to the Company’s consolidated financial statements, the Company has a gross loan portfolio of $2.38 billion and related allowance for credit losses (ACL) of $23.01 million as of December 31, 2025. As described by the Company in Note 1, the Company computes quantitative and qualitative components for the allowance for credit losses. The quantitative component is evaluated on a collective (pool) basis, segregated by class of loans (the quantitative collective ACL). The Company estimated the quantitative collective ACL utilizing a discounted cash flow (DCF) methodology applied to their loan pools segregated by similar risk characteristics. The Company’s DCF methodology generates cash flow projections at the loan level wherein payment expectations are adjusted for estimated prepayment speeds, curtailments, time to recovery, probability of default (PD), and loss given default (LGD).

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
March 13, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Colony Bankcorp, Inc. and Subsidiaries
Fitzgerald, Georgia

Opinion on Internal Control over Financial Reporting

We have audited Colony Bankcorp, Inc. and Subsidiaries (the Company) internal control over financial reporting, as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Colony Bankcorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements) and our report dated March 13, 2026 expressed an unqualified opinion.

As described in Management's Report on Internal Control over Financial Reporting, management has excluded TC Bancshares, Inc. and its wholly owned subsidiary, TC Federal Bank from its assessment of internal control over financial reporting as of December 31, 2025, because it was acquired by the Company in a purchase business combination during the fourth quarter of 2025. We have also excluded TC Bancshares, Inc. and its wholly owned subsidiary, TC Federal Bank from our audit of internal control over financial reporting. TC Federal Bank was merged with and into the Company’s wholly owned subsidiary, Colony Bank as of and for the year ended December 31, 2025.

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

/s/ Mauldin & Jenkins, LLC

Albany, Georgia
March 13, 2026

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31

(dollars in thousands)	2025	2024
Assets
Cash and due from banks	$27,307	$26,045
Interest-bearing deposits in banks and federal funds sold	230,333	204,989
Cash and cash equivalents	257,640	231,034

Investment securities available-for-sale, at fair value (amortized cost $412,395 and $409,380, respectively)	383,817	366,049
Investment securities held-to-maturity, at amortized cost (fair value $354,290 and $383,020, respectively)	386,618	430,077
Other investments	19,176	17,694
Loans held for sale	78,990	39,786

Loans, net of unearned income	2,381,224	1,842,980
Allowance for credit losses	(23,014)	(18,980)
Loans, net	2,358,210	1,824,000

Premises and equipment	37,045	37,831
Other real estate owned	1,048	202
Goodwill	63,873	48,923
Other intangible assets	7,851	2,975
Bank-owned life insurance	68,457	57,970
Deferred income taxes, net	19,582	21,891
Other assets	53,094	31,350
Total assets	$3,735,401	$3,109,782

Liabilities and stockholders’ equity
Liabilities:
Deposits
Noninterest-bearing	$526,803	$462,283
Interest-bearing	2,540,718	2,105,660
Total deposits	3,067,521	2,567,943

Federal Home Loan Bank advances	194,972	185,000
Other borrowed money	63,132	63,039
Other liabilities	33,856	15,125
Total liabilities	3,359,481	2,831,107

Commitments and Contingencies (Note 15)

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued or outstanding as of December 31, 2025 and 2024, respectively	—	—
Common stock, par value $1.00 per share; 50,000,000 shares authorized, 21,251,695 and 17,519,884 shares issued and outstanding as of December 31, 2025 and 2024, respectively	21,252	17,520
Paid-in capital	228,577	168,353
Retained earnings	160,584	140,369
Accumulated other comprehensive loss, net of tax	(34,493)	(47,567)
Total stockholders’ equity	375,920	278,675
Total liabilities and stockholders’ equity	$3,735,401	$3,109,782
See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31

(dollars in thousands, except per share data)	2025	2024
Interest income
Loans, including fees	$124,333	$111,675
Investment securities	19,436	20,974
Deposits with other banks and short term investments	6,183	4,592
Total interest income	149,952	137,241

Interest expense
Deposits	46,710	50,007
Federal Home Loan Bank advances	7,618	7,211
Other borrowings	3,723	3,947
Total interest expense	58,051	61,165

Net interest income	91,901	76,076
Provision for credit losses	4,500	3,050
Net interest income after provision for credit losses	87,401	73,026

Noninterest income
Service charges on deposits	9,695	9,365
Mortgage fee income	7,535	6,048
Gain on sales of SBA loans	5,372	9,242
Loss on sales of securities	(1,039)	(1,835)
Interchange fees	8,438	8,299
BOLI income	1,792	1,725
Insurance commissions	2,864	1,789
Other	5,623	4,742
Total noninterest income	40,280	39,375

Noninterest expense
Salaries and employee benefits	52,417	49,767
Occupancy and equipment	6,753	6,149
Acquisition related expenses	2,063	—
Information technology expense	10,652	8,978
Professional fees	3,507	2,825
Advertising and public relations	4,279	4,009
Communications	805	865
Other	12,070	10,241
Total noninterest expense	92,546	82,834

Income before income taxes	35,135	29,567
Income taxes	6,882	5,699
Net income	$28,253	$23,868

Net income per share of common stock:
Basic	$1.59	$1.36
Diluted	$1.59	$1.36
Cash dividends declared per share of common stock	$0.46	$0.45
Weighted average shares outstanding, basic	17,789,688	17,557,743
Weighted average shares outstanding, diluted	17,789,688	17,557,743
See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31

(dollars in thousands)	2025	2024

Net income	$28,253	$23,868

Other comprehensive income:
Net unrealized gains on investment securities arising during the period	12,892	3,296
Tax effect	(3,283)	(840)
Reclassification adjustment for amortization of unrealized holding losses from the transfer of securities from available-for-sale to held-to-maturity	4,265	5,041
Tax effect	(1,086)	(1,284)
Realized losses on sales of securities included in net income	1,039	1,835
Tax effect	(265)	(467)
Change in defined benefit pension plan	(69)	—
Tax effect	24	—
Unrealized gains (losses) on derivative instruments designated as cash flow hedges	(342)	1,364
Tax effect	87	(347)
Realized gains on derivative instruments recognized in net income	(252)	(700)
Tax effect	64	178
Total other comprehensive income	13,074	8,076
Comprehensive income	$41,327	$31,944
See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

(dollars in thousands)	Preferred Stock		Common Stock		Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	—	$—	17,564,182	$17,564	$168,614	$124,400	$(55,643)	254,935
Other comprehensive income	—	—	—	—	—	—	8,076	8,076
Dividends on common shares ($0.46 per share)	—	—	—	—	—	(7,899)	—	(7,899)
Issuance of restricted stock, net of forfeitures	—	—	69,597	70	(70)	—	—	—
Tax withholding related to vesting of restricted stock	—	—	(23,895)	(24)	(272)	—	—	(296)
Repurchase and retirement of shares	—	—	(90,000)	(90)	(1,215)	—	—	(1,305)
Stock-based compensation expense, net	—	—	—	—	1,296	—	—	1,296
Net income	—	—	—	—	—	23,868	—	23,868
Balance, December 31, 2024	—	$—	17,519,884	$17,520	$168,353	$140,369	$(47,567)	278,675
Other comprehensive income	—	—	—	—	—	—	13,074	13,074
Dividends on common shares ($0.45 per share)	—	—	—	—	—	(8,038)	—	(8,038)
Issuance of common stock	—	—	3,839,613	3,840	62,010	—	—	65,850
Issuance of restricted stock, net of forfeitures	—	—	57,997	58	(58)	—	—	—
Tax withholding related to vesting of restricted stock	—	—	(18,502)	(19)	(292)	—	—	(311)
Repurchase and retirement of shares	—	—	(147,297)	(147)	(2,221)	—	—	(2,368)
Stock-based compensation expense, net	—	—	—	—	785	—	—	785
Net income	—	—	—	—	—	28,253	—	28,253
Balance, December 31, 2025	—	$—	21,251,695	$21,252	$228,577	$160,584	$(34,493)	$375,920

See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31

(dollars in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,253	$23,868
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	4,500	3,050
Depreciation, amortization and accretion	7,723	8,130
Stock-based compensation expense	785	1,296
Loss on sales of securities	1,039	1,835
Net change in servicing asset	(192)	(1,456)
Loss (gain) on sales of other real estate owned and repossessions	134	(169)
Loss on sales of premises & equipment	—	5
Writedown of bank building	—	197
Change in bank owned life insurance	(1,792)	(1,725)
Equity method investment loss	(299)	(270)
Deferred tax expense	2,064	755
Gain on sales of SBA loans	(5,372)	(9,242)
Originations of loans held for sale	(353,252)	(301,632)
Proceeds from sales of loans held for sale	319,420	299,046
Change in other assets	(8,999)	(1,895)
Change in other liabilities	443	1,608
Net cash provided by (used in) operating activities	(5,545)	23,401

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities, available-for-sale	(22,703)	(56,616)
Proceeds from maturities, calls, and paydowns of investment securities, available-for-sale	55,499	69,180
Proceeds from sales of investment securities, available-for-sale	55,550	29,890
Proceeds from maturities, calls, and paydowns of investment securities, held-to-maturity	27,481	17,376
Proceeds from sales of investment securities, held-to-maturity	17,877	3,971
Net change in loans	(132,294)	36,966
Purchase of premises and equipment	(1,354)	(1,080)
Proceeds from sales of other real estate owned and repossessions	610	1,269
Proceeds from settlement of bank owned life insurance policies	4,491	681
Purchase of Federal Home Loan Bank stock	(39)	(556)
Proceeds from sales of premises and equipment	—	77
Proceeds from insurance related to fire at bank branch	875	—
Net cash and cash equivalents received from bank acquisition	916	—
Net cash and cash equivalents paid in insurance acquisition	(3,500)	—
Net cash provided by investing activities	3,409	101,158

CASH FLOWS FROM FINANCING ACTIVITIES
Change in noninterest-bearing customer deposits	8,199	(36,709)
Change in interest-bearing customer deposits	31,260	59,862
Dividends paid on common stock	(8,038)	(7,899)
Proceeds from Federal Home Loan Bank advances	200,000	270,000
Repayments of Federal Home Loan Bank advances	(200,000)	(260,000)
Proceeds from other borrowings	75,000	20,000
Repayments on other borrowings	(75,000)	(20,000)

Redemption of subordinated debt	—	(500)
Repurchase and retirement of shares	(2,368)	(1,305)
Cash paid for tax withholding related to vesting of restricted stock	(311)	(296)
Net cash provided by financing activities	28,742	23,153

Net increase in cash and cash equivalents	26,606	147,712
Cash and cash equivalents at beginning of period	231,034	83,322
Cash and cash equivalents at end of period	$257,640	$231,034

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$57,288	$61,754
Cash paid during the period for income taxes	4,436	4,717

NONCASH INVESTING AND FINANCING ACTIVITIES
Transfers to other real estate	1,155	854
See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Colony Bankcorp, Inc. and subsidiaries (the “Company”) is a financial holding company headquartered in Fitzgerald, Georgia, whose primary business is presently conducted by Colony Bank, its wholly owned banking subsidiary (the “Bank”). The Company operates locations throughout Georgia as well as in Birmingham, Alabama and Jacksonville, Santa Rosa Beach and Tallahassee, Florida. Through the Bank, the Company offers a broad range of banking solutions for personal and business customers. In addition to traditional banking services, the Bank provides specialized solutions including mortgage lending, government guaranteed lending, wealth management, credit cards and merchant services. The Company also provides an option for its customers to purchase insurance services including vehicle, home, renters and life insurance. Additionally, Colony Risk Management, Inc. is a subsidiary of the Company and is located in Las Vegas, Nevada. It is a captive insurance subsidiary which insures various liability and property damage policies for the Company and its related subsidiaries. Colony Risk Management is regulated by the State of Nevada Division of Insurance. The Company is subject to the regulations of certain state and federal agencies and are periodically examined by those regulatory agencies.

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

Investment Securities

The Company classifies its debt securities in one of three categories: (i) trading, (ii) held-to-maturity or (iii) available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other debt securities are classified as available-for-sale. As of the periods ended December 31, 2025 and 2024, debt securities were classified as either held-to-maturity or available-for-sale.

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

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the expected life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the trade date. The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest in other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2025 and 2024.

The Company evaluates available-for-sale securities in an unrealized loss position to determine if credit-related losses exists. The Company first evaluates whether it intends to sell or more likely than not will be required to sell a security with losses before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is attributable to credit or resulted from other factors. If credit-related losses exists, the Company recognizes an allowance for credit losses ("ACL"), limited to the amount by which the fair value is less than the amortized cost basis. Any loss not recognized through an ACL is recognized in other comprehensive income, net of tax, as a non credit-related loss. As of December 31, 2025 and 2024, the Company had $383.8 million and $366.0 million available-for-sale securities, respectively, with no related allowance for credit losses.

The Company uses a systematic methodology to determine its ACL for debt securities held-to-maturity considering the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. The Company monitors the held-to-maturity portfolio on a quarterly basis to determine whether a valuation account would need to be recorded. As of December 31, 2025 and 2024, the Company had $386.6 million and $430.1 million held-to-maturity securities, respectively, with no related allowance for credit losses.

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

The Company's servicing rights are a result of SBA loans that are sold with servicing retained and are recorded at fair value and follow the amortization method. As of December 31, 2025 and 2024, the Company had $4.0 million and $3.8 million in servicing rights, respectively, and no related valuation allowance.

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

Leases

The Company has entered into or acquired various operating leases for certain branch locations, ATM locations, loan production offices, and corporate support services locations. Generally, these leases have initial lease terms of 15 years or less. Many of the leases have one or more lease renewal options. The exercise of lease renewal options is at the Company's sole discretion and is considered on a case-by-case basis. Certain of our lease agreements contain early termination options. If renewal options or early termination options are determined by management to be reasonably certain, then they are included in the calculation of the operating right-of-use assets or operating lease liabilities. Certain of our lease agreements provide for periodic adjustments to rental payments for inflation. At the commencement date of the lease, the Company recognizes a lease liability at the present value of the lease payments not yet paid, discounted using the discount rate for the lease or the Company’s incremental borrowing rate. As the majority of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. The incremental borrowing rate is based on the term of the lease. At the commencement date, the company also recognizes a right-of-use asset measured at (i) the initial measurement of the lease liability; (ii) any lease payments made to the lessor at or before the commencement date less any lease incentives received; and (iii) any initial direct costs incurred by the lessee. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. At December 31, 2025, the Company had no leases classified as finance leases.

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

Intangible assets consist of core deposit and customer relationship intangibles acquired in connection with a business combination. The core deposit intangible is initially recognized based on an independent valuation performed as of the acquisition date. The core deposit intangible is amortized by the straight-line method over the average remaining life of the acquired customer deposits.  The customer relationship intangibles are also initially recognized based on independent valuations performed as of the acquisition date and are amortized by the straight-line method over 10 years.

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

Earnings per Share

Basic earnings per share are computed by dividing net income allocated to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income allocated to common shareholders by the sum of the weighted-average number of shares of common stock outstanding and the effect of the issuance of potential common shares that are dilutive. Potential common shares consist of restricted shares for the years ended December 31, 2025 and 2024, and are determined using the treasury stock method. The Company has determined that its outstanding non-vested stock awards are participating securities, and all dividends on these awards are paid similar to other dividends.

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

Accounting Standards Updates

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This ASU was issued to improve segment reporting disclosures. The amendments in this ASU improve financial reporting by requiring disclosure of incremental segment information including significant segment expenses regularly provided to the chief operating decision maker as well as the amount and composition of other segment items on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Retrospective application is required in all prior periods unless impracticable to do so. The Company adopted the new disclosure requirements for the annual period beginning on January 1, 2024 and for interim periods beginning on January 1, 2025. The adoption of this standard did not have a material impact on the Company's financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures ("ASU 2023-09"). This ASU was issued to enhance the transparency and decision usefulness of income tax disclosures. The ASU addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The Company adopted this standard effective January 1, 2025 on a prospective basis. The adoption did not have a material impact on the Company's financial position, results of operations or cash flows, but resulted in enhanced, disaggregated disclosures in the income tax footnote.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement (Topic 220): Disaggregation of Income Statement Expenses ("ASU 2024-03"). This ASU was issued to improve the disclosures over expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The ASU addresses investors' requests for more disaggregated expense information to better understand an entity's performance, better assess the entity's prospects for future cash flows, and compare an entity's performance over time and with that of other entities. This ASU requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. Retrospective application in all periods is permitted. The Company will adopt the new disclosure requirements for the annual period beginning on January 1, 2027, and interim periods starting on January 1, 2028. The Company is still evaluating the impact of these additional disclosure requirements.

Effective October 1, 2025, the Company early adopted ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans, which amended the accounting for certain purchased financial assets. Under the new guidance, the Company is allowed to apply the 'gross-up' approach to acquired loans that meet the definition of 'purchased seasoned loans' (PSLs), whereby an allowance for credit losses is recognized at the acquisition date with an offsetting adjustment to the amortized cost basis of the assets. This aligns the accounting for PSLs with the treatment of purchased financial assets with credit deterioration (PCD assets). This change eliminated the immediate recognition of day-one credit loss expense.

NOTE 2. BUSINESS COMBINATION

Acquisition of The Ellerbee Agency

On April 1, 2025, the Company acquired The Ellerbee Agency, an Allstate appointed consumer property and casualty insurance agency which became part of Colony's insurance division and expanded our insurance footprint and customer base into two new locations in Monroe and Greensboro, Georgia. The Company paid cash consideration of $3.5 million and recorded a customer relationship intangible of $1.4 million, which is being amortized over ten years, and $1.9 million in goodwill. The goodwill was solely assigned to the Bank segment and is not expected to be deductible for income tax purposes.

Acquisition of TC Federal Bancshares, Inc.

On December 1, 2025, the Company completed its acquisition of TC Bancshares, Inc. (“TCBC”), a bank holding company headquartered in Thomasville, Georgia. Upon consummation of the acquisition, TCBC was merged with and into the Company, with Colony Bankcorp, Inc. as the surviving entity in the merger. Immediately following the holding company merger, TCBC’s wholly owned bank subsidiary, TC Federal Bank was also merged with and into the Bank. The acquisition expanded the Company’s market presence, as TC Federal Bank had four full-service banking locations in Thomasville and Savannah, Georgia and in Tallahassee and Jacksonville, Florida. Under the terms of the Agreement and Plan of Merger, each TCBC shareholder had the option to receive either $21.25 in cash or 1.25 shares of the Company’s common stock in exchange for each share of TCBC stock. As a result, the Company issued 3,839,613 common shares at a fair value of $65.9 million and paid $15.4 million in cash to the former shareholders of TCBC as merger consideration.

The assets and liabilities of TCBC as of the effective date of the merger were recorded at their respective estimated fair values and combined with those of the Company. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill. Goodwill of $13.0 million was recorded as part of the TCBC acquisition and was solely assigned to the Bank segment of the Company. Also, the goodwill recorded is not expected to be deductible for income tax purposes.

The Company's operating results for the year ended December 31, 2025 include the operating results of the acquired assets and assumed liabilities of TC Bancshares, Inc. subsequent to the acquisition on December 1, 2025. Due to the streamlining and integration of the operating activities into those of the Company post-acquisition, historical reporting for the former TC Bancshares, Inc. operations is impracticable, and thus disclosures of the revenue from the assets acquired and income before income taxes are impracticable for the period subsequent to acquisition.

The following table presents pro forma combined information as if the acquisition of TC Bancshares, Inc. had occurred on January 1, 2024. The pro forma amounts presented below give effect to changes in interest income due to the accretion of the net discount associated with the fair value adjustments to acquired loans, changes in noninterest expense associated with the amortization of the core deposit intangible had the acquisition occurred as of January 1, 2024, acquisition-related expenses attributable to the acquisition which primarily include, but is not limited to, advertising, professional fees and information technology expenses as well as related income tax effects on the aforementioned items. The pro forma results are not necessarily indicative of what would have occurred had the merger taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In addition, cost savings and other business synergies related to the acquisition are not reflected in the pro forma combined amounts.

	For the Year Ended December 31,
(dollars in thousands)	2025	2024
Revenues	$222,652	$208,010
Net income	32,263	25,116

The following table presents the assets acquired and liabilities assumed of TCBC as of December 1, 2025, and their fair value estimates. The fair value estimates are subject to refinement for up to one year after the closing date of the acquisition for new information obtained about facts and circumstances that existed at the acquisition date. The Company continues its evaluation of the facts and circumstances available as of December 1, 2025, to assign fair values to assets acquired and liabilities assumed, which could result in further adjustments to the fair values presented below.

(dollars in thousands, except market price)	Initial Fair Value Adjustments
Purchase price consideration:
Shares of CBAN common stock issued to TCBC shareholders as of December 1, 2025	3,839,613
Market price of CBAN common stock on November 28, 2025	$17.15
Estimated fair value of CBAN common stock issued	65,850
Cash consideration paid	15,430
Total consideration	$81,280

Assets acquired at fair value:
Cash and cash equivalents	$16,346
Investment securities, available-for-sale	93,485
Loans	412,676
Allowance for credit losses	(4,619)
Premises and equipment	1,615
Core deposit intangible	4,622
Prepaid and other assets	31,066
Total fair value of assets acquired	$555,191

Liabilities assumed at fair value:
Deposits	$460,119
FHLB advances	9,969
Payables and other liabilities	16,825
Total fair value of liabilities assumed	$486,913

Net assets acquired at fair value	$68,278

Amount of goodwill resulting from acquisition	$13,002

The following is a description of the methods used to determine the fair values of significant assets acquired and liabilities assumed.

Cash and due from banks and interest-bearing deposits with banks: The carrying amount of these assets was a reasonable estimate of fair value based on the short-term nature of these assets.

Securities: Fair values for securities were based on quoted market prices, where available. If quoted market prices were not available, fair value estimates were based on observable inputs including quoted market prices for similar instruments, quoted market prices that were not in an active market or other inputs that were observable in the market. In the absence of observable inputs, fair value was estimated based on pricing models and/or discounted cash flow methodologies.

Loans: Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term, amortization status and current discount rates. Loans were grouped together according to similar characteristics when applying various valuation techniques. The discount rates used for loans were based on current market rates for new originations of comparable loans and include adjustments for liquidity. The discount rate does not include a factor for credit losses as that has been included as a reduction to the estimated cash flows. Purchased loans that reflect a more-than-insignificant deterioration of credit from origination are considered Purchase Credit Deteriorated ("PCD") loans. For PCD loans, the initial estimate of expected credit losses is recognized in the allowance for credit losses on the date of acquisition using the same methodology as other loans held-for-investment. In addition, the Company early adopted ASU 2025-08 as of October 1, 2025. Accordingly, the initial estimate of expected credit losses recognized in the allowance for credit losses included both PCD and non-PCD loans which were deemed purchased seasoned loans.

The following table presents the acquired loan data for the TCBC acquisition.

(dollars in thousands)	Unpaid principal balance	Discount	Loans	Allowance for credit losses on loans	Net loans
PCD loans	$11,625	$(580)	$11,045	$(1,183)	$9,862
Non-PCD loans	413,539	(11,908)	401,631	(3,436)	398,195
Total	$425,164	$(12,488)	$412,676	$(4,619)	$408,057

Core deposit intangible: The Company recorded a core deposit intangible of $4.6 million as of the acquisition date. The fair value was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative cost of funds, and the interest costs associated with customer deposits. The core deposit intangible is being amortized over the average remaining life of the acquired customer deposits.

Deposits: The fair values used for the demand and savings deposits by definition equal the amount payable on demand at the acquisition date. The fair values for time deposits were estimated using a discounted cash flow calculation that applies interest rates currently being offered to the contractual interest rates on such time deposits.
NOTE 3. INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity, along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)
December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale:
U.S. treasury securities	$5,570	$12	$—	$5,582
U.S. agency securities	3,304	—	(108)	3,196
Asset backed securities	14,622	6	(145)	14,483
State, county & municipal securities	118,204	58	(11,032)	107,230
Corporate debt securities	52,660	336	(4,189)	48,807
Mortgage-backed securities	218,035	525	(14,041)	204,519
Total	$412,395	$937	$(29,515)	$383,817

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity:
U.S. treasury securities	$65,408	$—	$(958)	$64,450
U.S. agency securities	8,991	—	(682)	8,309
State, county & municipal securities	137,591	76	(11,675)	125,992
Mortgage-backed securities	174,628	—	(19,089)	155,539
Total	$386,618	$76	$(32,404)	$354,290

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale:
U.S. treasury securities	$3,173	$—	$—	$3,173
U.S. agency securities	3,001	—	(246)	2,755
Asset backed securities	17,925	17	(118)	17,824
State, county & municipal securities	110,952	—	(15,315)	95,637
Corporate debt securities	53,324	1	(5,543)	47,782
Mortgage-backed securities	221,005	207	(22,334)	198,878
Total	$409,380	$225	$(43,556)	$366,049

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity:
U.S. treasury securities	$91,004	$—	$(2,828)	$88,176
U.S. agency securities	16,151	—	(1,263)	14,888
State, county & municipal securities	137,190	—	(15,915)	121,275
Mortgage-backed securities	185,732	—	(27,051)	158,681
Total	$430,077	$—	$(47,057)	$383,020

The Company elected to exclude accrued interest receivable from the amortized cost basis of available-for-sale and held-to-maturity securities disclosed throughout this note. As of December 31, 2025 and December 31, 2024, accrued interest receivable for available-for-sale and held-to-maturity securities totaled $2.3 million and $2.3 million, and $1.7 million and $1.8 million, respectively, and is included in the "other assets" line item on the Company's consolidated balance sheet.

The Company had no transfers of securities from available-for-sale to held-to-maturity during the periods ended December 31, 2025 and December 31, 2024, respectively.

Information pertaining to available-for-sale securities with gross unrealized losses at December 31, 2025 and December 31, 2024 aggregated by investment category and length of time that securities have been in a continuous unrealized loss position are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2025
U.S. treasury securities	$—	$—	$—	$—	$—	$—
U.S. agency securities	1,182	(2)	2,014	(106)	3,196	(108)
Asset backed securities	5,001	(8)	8,265	(137)	13,266	(145)
State, county & municipal securities	5,219	(545)	94,080	(10,487)	99,299	(11,032)
Corporate debt securities	3,955	(45)	34,550	(4,144)	38,505	(4,189)
Mortgage-backed securities	27,089	(134)	125,920	(13,907)	153,009	(14,041)
Total debt securities	$42,446	$(734)	$264,829	$(28,781)	$307,275	$(29,515)

December 31, 2024
U.S. agency securities	—	—	2,755	(246)	2,755	(246)
Asset backed securities	3,715	(8)	8,269	(110)	11,984	$(118)
State, county & municipal securities	2,829	(294)	92,808	(15,021)	95,637	$(15,315)
Corporate debt securities	4,434	(720)	42,847	(4,823)	47,281	(5,543)
Mortgage-backed securities	21,278	(430)	160,343	(21,904)	181,621	(22,334)
Total debt securities	$32,256	$(1,452)	$307,022	$(42,104)	$339,278	$(43,556)

Information pertaining to held-to-maturity securities with gross unrealized losses at December 31, 2025 and December 31, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position is summarized as follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2025
U.S. treasury securities	$—	$—	$64,450	$(958)	$64,450	$(958)
U.S. agency securities	—	—	8,309	(682)	8,309	(682)
State, county & municipal securities	441	(3)	116,706	(11,672)	117,147	(11,675)
Mortgage-backed securities	—	—	155,539	(19,089)	155,539	(19,089)
	$441	$(3)	$345,004	$(32,401)	$345,445	$(32,404)

December 31, 2024
U.S. treasury securities	$—	$—	$88,176	$(2,828)	$88,176	$(2,828)
U.S. agency securities	—	—	14,888	(1,263)	14,888	(1,263)
State, county & municipal securities	18,751	(374)	102,524	(15,541)	121,275	(15,915)
Mortgage-backed securities	—	—	158,681	(27,051)	158,681	(27,051)
	$18,751	$(374)	$364,269	$(46,683)	$383,020	$(47,057)

Management evaluates available-for-sale securities in an unrealized loss position at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation to determine if credit-related losses exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell a security with losses before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities in an unrealized loss position at December 31, 2025, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on management's review, the Company's available-for-sale securities have no expected credit losses and no related allowance for credit losses has been established.

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

At December 31, 2025, there are 232 available-for-sale securities and 144 held-to-maturity securities that have unrealized losses from the Company’s amortized cost basis. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are due to reasons of credit quality.

The amortized cost and fair value of investment securities as of December 31, 2025, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$8,923	$8,742	$11,927	$11,918
Due after one year through five years	36,863	35,478	64,760	63,478
Due after five years through ten years	93,910	84,793	73,744	68,405
Due after ten years	54,664	50,285	61,559	54,950
	$194,360	$179,298	$211,990	$198,751

Mortgage-backed securities	218,035	204,519	174,628	155,539
	$412,395	$383,817	$386,618	$354,290

Proceeds from the sales of investment securities totaled $73.4 million for the year ended December 31, 2025, and resulted in gross realized losses of $1.0 million. For the year ended December 31, 2024, the Company had proceeds from the sales of investment securities of $33.9 million, resulting in gross realized losses of $1.8 million. The purpose of these sales in 2025 and 2024 was to restructure underperforming assets and reinvest at higher yields. The sales do not impact our ability to hold the remaining securities, and we are not in a position to be required to sell any remaining securities at this time.

Investment securities having a carrying value totaling $397.2 million and $451.5 million as of December 31, 2025 and 2024, respectively, were pledged to secure public deposits and for other purposes.

The Company previously adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), as amended on January 1, 2023 which included evaluation of expected credit losses on debt securities. As part of the Company's calculated credit losses, the allowance for credit losses on investment securities was determined to be de minimis due to the high credit quality of the portfolio, which includes securities issued or guaranteed by the U.S. Treasury, U.S. Government agencies and high quality municipalities. Therefore, no allowance for credit losses was recorded as of December 31, 2025 or 2024. See Note 1 for additional details on the allowance for credit losses as it relates to the securities portfolio.

 NOTE 4. LOANS

The following table presents the composition of loans segregated by class of loans, as of December 31, 2025 and 2024.

(dollars in thousands)	December 31, 2025	December 31, 2024
Construction, land & land development	$302,512	$205,046
Other commercial real estate	1,249,720	990,648
Total commercial real estate	1,552,232	1,195,694
Residential real estate	459,549	344,167
Commercial, financial & agricultural	218,532	213,910
Consumer and other	150,911	89,209
Total loans	$2,381,224	$1,842,980

Included in the above table are government guaranteed loans totaling $84.9 million at December 31, 2025 and $81.6 million at December 31, 2024. The following table presents the composition of government guaranteed loans segregated by class of loans for each respective period.

(dollars in thousands)	December 31, 2025	December 31, 2024
Construction, land & land development	$2,277	$2,317
Other commercial real estate	43,251	41,471
Total commercial real estate	45,528	43,788
Residential real estate	10,050	9,348
Commercial, financial & agricultural	29,350	28,500
Total loans	$84,928	$81,636

The following table presents the composition of loans acquired during the year ended December 31, 2025, segregated by class of loans. The balances shown reflect a fair value discount related to interest rates applied at acquisition of $12.5 million.

(dollars in thousands)	December 31, 2025
Construction, land & land development	$42,422
Other commercial real estate	192,111
Total commercial real estate	234,533
Residential real estate	154,202
Commercial, financial & agricultural	16,428
Consumer and other	7,513
Total loans	$412,676

Included in the above acquired loan table are purchased credit deteriorated loans. These are loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

(dollars in thousands)	December 31, 2025
Purchase price of loans at acquisition	$11,625
Allowance for credit losses at acquisition	1,183
Non-credit discount at acquisition	580

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of December 31, 2025 and 2024, respectively, accrued interest receivable for loans totaled $11.4 million and $9.0 million and is included in the "other assets" line item on the Company's consolidated balance sheet.

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

The following tables present the loan portfolio segregated by class of loans and the risk category of term loans by vintage year, which is the year of origination or most recent renewal, as of December 31, 2025 and 2024. Those loans with a risk grade of 1, 2, 3, 4, 5 and 98 have been combined in the pass line for presentation purposes. Loans with a risk grade of 7, 8 and 99 have been combined in the substandard line. There were no loans with a risk rating of "doubtful" or "loss" at December 31, 2025 and 2024.

	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolvers	Revolvers converted to term loans	Total
December 31, 2025
Construction, land & land development
Risk rating
Pass	$190,131	$63,730	$8,065	$12,914	$8,517	$1,440	$110	$—	$284,907
Special Mention	16,167	—	—	—	—	—	—	—	16,167
Substandard	54	122	1,132	92	—	38	—	—	1,438
Total Construction, land & land development	206,352	63,852	9,197	13,006	8,517	1,478	110	—	302,512

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate
Risk rating
Pass	235,989	121,779	113,731	351,954	191,620	177,904	15,173	1,498	1,209,648
Special Mention	6,452	—	4,680	3,110	—	2,441	—	518	17,201
Substandard	5,135	6,327	4,117	3,036	799	2,638	616	203	22,871
Total Other commercial real estate	247,576	128,106	122,528	358,100	192,419	182,983	15,789	2,219	1,249,720

Current period gross write offs	—	—	206	278	5	20	—	—	509

Residential real estate
Risk rating
Pass	21,212	62,992	79,928	121,472	58,367	72,633	30,633	799	448,036
Special Mention	777	94	247	—	1,283	2,803	195	—	5,399
Substandard	566	52	2,534	1,674	261	1,027	—	—	6,114
Total Residential real estate	22,555	63,138	82,709	123,146	59,911	76,463	30,828	799	459,549

Current period gross write offs	—	—	—	140	—	43	—	—	183

Commercial, financial & agricultural
Risk rating
Pass	46,062	26,351	32,121	26,463	6,811	16,282	48,395	849	203,334
Special Mention	1,666	—	95	132	—	—	3,448	—	5,341
Substandard	123	2,291	3,277	1,571	2,173	136	286	—	9,857
Total Commercial, financial & agricultural	47,851	28,642	35,493	28,166	8,984	16,418	52,129	849	218,532

Current period gross write offs	178	597	1,206	915	433	60	—	—	3,389

Consumer and other
Risk rating
Pass	83,905	35,690	28,544	1,272	150	408	589	22	150,580
Special Mention	—	131	—	—	—	—	—	—	131
Substandard	—	114	86	—	—	—	—	—	200
Total Consumer and other	83,905	35,935	28,630	1,272	150	408	589	22	150,911

Current period gross write offs	244	1,071	274	17	—	12	—	—	1,618

Total Loans
Risk rating
Pass	577,299	310,542	262,389	514,075	265,465	268,667	94,900	3,168	2,296,505
Special Mention	25,062	225	5,022	3,242	1,283	5,244	3,643	518	44,239
Substandard	5,878	8,906	11,146	6,373	3,233	3,839	902	203	40,480
Total Loans	$608,239	$319,673	$278,557	$523,690	$269,981	$277,750	$99,445	$3,889	$2,381,224

Total current period gross write offs	$422	$1,668	$1,686	$1,350	$438	$135	$—	$—	$5,699

	Term Loans Amortized Cost Basis by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolvers	Revolvers converted to term loans	Total
December 31, 2024
Construction, land & land development
Risk rating
Pass	$98,269	$47,378	$25,930	$23,193	$1,979	$5,379	$53	$—	$202,181
Special Mention	—	2,088	—	—	411	—	281	—	2,780
Substandard	—	—	—	—	—	85	—	—	85
Total Construction, land & land development	98,269	49,466	25,930	23,193	2,390	5,464	334	—	205,046

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate
Risk rating
Pass	55,169	85,172	343,123	180,568	76,905	194,444	21,341	1,849	958,571
Special Mention	850	1,999	4,288	173	2,344	7,376	610	1,069	18,709
Substandard	4,114	2,586	2,875	459	352	2,419	563	—	13,368
Total Other commercial real estate	60,133	89,757	350,286	181,200	79,601	204,239	22,514	2,918	990,648

Current period gross write offs	—	—	—	—	—	20	—	—	20

Residential real estate
Risk rating
Pass	16,675	76,074	112,784	45,111	18,978	44,892	23,222	926	338,662
Special Mention	—	1,672	374	—	—	1,989	204	—	4,239
Substandard	—	—	442	270	28	526	—	—	1,266
Total Residential real estate	16,675	77,746	113,600	45,381	19,006	47,407	23,426	926	344,167

Current period gross write offs	—	—	400	18	—	9	—	—	427

Commercial, financial & agricultural
Risk rating
Pass	44,380	46,610	33,124	12,322	8,662	16,143	43,051	742	205,034
Special Mention	—	622	2,136	12	—	—	700	—	3,470
Substandard	105	1,612	858	1,904	271	218	433	5	5,406
Total Commercial, financial & agricultural	44,485	48,844	36,118	14,238	8,933	16,361	44,184	747	213,910

Current period gross write offs	138	588	659	986	28	68	—	—	2,467

Consumer and other
Risk rating
Pass	53,500	30,186	2,312	857	530	1,291	456	13	89,145
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	49	—	12	1	2	—	—	—	64
Total Consumer and other	53,549	30,186	2,324	858	532	1,291	456	13	89,209

Current period gross write offs	84	392	81	1	5	41	—	—	604

Total Loans
Risk rating
Pass	267,993	285,420	517,273	262,051	107,054	262,149	88,123	3,530	1,793,593
Special Mention	850	6,381	6,798	185	2,755	9,365	1,795	1,069	29,198
Substandard	4,268	4,198	4,187	2,634	653	3,248	996	5	20,189
Total Loans	$273,111	$295,999	$528,258	$264,870	$110,462	$274,762	$90,914	$4,604	$1,842,980

Total current period gross write offs	$222	$980	$1,140	$1,005	$33	$138	$—	$—	$3,518

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

Loans are classified as collateral-dependent when the borrower is experiencing financial difficulty, and we expect repayment to be provided substantially through the operation or sale of collateral. Our commercial loans have collateral that is comprised of real estate and business assets. Our consumer loans have collateral that is substantially comprised of residential real estate. The Company had $7.2 million and $3.1 million in collateral-dependent loans at December 31, 2025 and 2024, respectively. There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the periods ended December 31, 2025 and 2024.

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of December 31, 2025 and 2024.

	Accruing Loans
(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
December 31, 2025
Construction, land & land development	$269	$—	$269	$1,132	$301,111	$302,512
Other commercial real estate	4,183	—	4,183	9,663	1,235,874	1,249,720
Total commercial real estate	4,452	—	4,452	10,795	1,536,985	1,552,232
Residential real estate	3,558	—	3,558	4,501	451,490	459,549
Commercial, financial & agricultural	925	—	925	7,883	209,724	218,532
Consumer and other	915	95	1,010	201	149,700	150,911
Total loans	$9,850	$95	$9,945	$23,380	$2,347,899	$2,381,224

	Accruing Loans
(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
December 31, 2024
Construction, land & land development	$544	$—	$544	$—	$204,502	$205,046
Other commercial real estate	2,441	—	2,441	4,833	983,374	990,648
Total commercial real estate	2,985	—	2,985	4,833	1,187,876	1,195,694
Residential real estate	3,689	—	3,689	1,204	339,274	344,167
Commercial, financial & agricultural	1,348	—	1,348	4,559	208,003	213,910
Consumer and other	339	152	491	64	88,654	89,209
Total loans	$8,361	$152	$8,513	$10,660	$1,823,807	$1,842,980

The following table is a summary of the Company's nonaccrual loans by major categories for the periods indicated.

(dollars in thousands)	Nonaccrual Loans with No Related ACL	Nonaccrual Loans with a Related ACL	Total Nonaccrual Loans
December 31, 2025
Construction, land & land development	$—	$1,132	$1,132
Other commercial real estate	8,231	1,432	9,663
Total commercial real estate	8,231	2,564	10,795
Residential real estate	1,807	2,694	4,501
Commercial, financial & agricultural	4,296	3,587	7,883
Consumer and other	—	201	201
Total loans	$14,334	$9,046	$23,380

(dollars in thousands)	Nonaccrual Loans with No Related ACL	Nonaccrual Loans with a Related ACL	Total Nonaccrual Loans
December 31, 2024
Construction, land & land development	$—	$—	$—
Other commercial real estate	1,482	3,351	4,833
Total commercial real estate	1,482	3,351	4,833
Residential real estate	—	1,204	1,204
Commercial, financial & agricultural	—	4,559	4,559
Consumer and other	—	64	64
Total loans	$1,482	$9,178	$10,660

As of December 31, 2025, the Company had $198,000 in loans secured by 1-4 family residential properties that were in the process of foreclosure. At December 31, 2024, there were no loans in process of foreclosure.

Interest income recorded on nonaccrual loans during the year ended December 31, 2025 was $1.2 million, and reflects interest income recorded on nonaccrual loans prior to them being placed on nonaccrual status. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $4.8 million for the year ended December 31, 2025.

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

The following tables present loans modified due to a financial difficulty under the above terms during the twelve month periods ended December 31, 2025 and 2024.

	December 31, 2025
(dollars in thousands)	Interest rate reduction	Payment Delay	Total*

Construction, land & land development	$54	$1,132	$1,186
Other commercial real estate	—	589	589
Residential real estate	—	233	233
Commercial, financial & agricultural	—	888	888
Total Loans	$54	$2,842	$2,896
*less than 0.12% of total class of receivable

There were a total of five loans in the above categories for the year ended December 31, 2025. There were two construction, land & land development loans, one of which had an interest rate reduction and one that had been given a payment delay. There was one commercial real estate loan, one residential real state loan and one commercial, financial & agricultural loan, each of which had been given a payment delay.

	December 31, 2024
(dollars in thousands)	Term Extension	Payment Delay	Term Extension and Payment Delay	Total*

Construction, land & land development	$—	$85	$—	$85
Other commercial real estate	355	—	145	500
Commercial, financial & agricultural	—	353	578	931
Total Loans	$355	$438	$723	$1,516
*less than 0.08% of total class of receivable
.

There were a total of nine loans in the above categories for the year ended December 31, 2024. There was one construction, land & land development loan which had been given a payment delay. The commercial real estate loans consisted of three loans, all three with a term extension of one year and one of these loans also given a payment delay. There were five commercial, financial & agricultural loans, one of which had been given a payment delay only and four with both a payment delay and term extensions, one loan for three years, one loan for five years and two loans for ten years.

The Company had one commercial, financial & agricultural loan that subsequently defaulted during the year ended December 31, 2025 due to late payments. The loan had been given a payment delay as well as a term extension. The Company had three loans that subsequently defaulted during the year ended December 31, 2024. These loans were commercial, financial & agricultural loans to one borrower that had been given a payment delay on each loan. The Company repossessed collateral of $300,000 and charged off the remaining balance on the loans of $810,000 in the fourth quarter of 2024.

NOTE 5. ALLOWANCE FOR CREDIT LOSSES

The ACL for loans represents management's estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet. The following tables present the balance sheet activity in the ACL by portfolio segment for loans for the years ended December 31, 2025 and 2024.

(dollars in thousands)	Balance, December 31, 2024	Adoption of ASU 2025-08	Charge-offs	Recoveries	Provision for credit losses on loans	Balance, December 31, 2025
Year ended December 31, 2025
Construction, land & land development	$1,306	$266	$—	$1	$901	$2,474
Other commercial real estate	6,459	2,007	(509)	266	(508)	7,715
Total commercial real estate	7,765	2,273	(509)	267	393	10,189
Residential real estate	5,502	2,064	(183)	195	(2,090)	5,488
Commercial, financial & agricultural	2,904	138	(3,389)	120	4,121	3,894
Consumer and other	2,809	144	(1,618)	35	2,073	3,443
Total allowance for credit losses on loans	$18,980	$4,619	$(5,699)	$617	$4,497	$23,014

(dollars in thousands)	Balance, December 31, 2023	Charge-offs	Recoveries	Provision for credit losses on loans	Balance, December 31, 2024
Year ended December 31, 2024
Construction, land & land development	$2,204	$—	$16	$(914)	$1,306
Other commercial real estate	7,064	(20)	57	(642)	6,459
Total commercial real estate	9,268	(20)	73	(1,556)	7,765
Residential real estate	5,105	(427)	256	568	5,502
Commercial, financial & agricultural	2,110	(2,467)	161	3,100	2,904
Consumer and other	1,888	(604)	25	1,500	2,809
Total allowance for credit losses on loans	$18,371	$(3,518)	$515	$3,612	$18,980

Colony used a one-year reasonable and supportable forecast period. The changes in loss rates used as the basis for the estimate of credit losses during this period were modeled using historical data from peer banks and macroeconomic forecast data obtained from a third party vendor, which were then applied to Colony's recent default experience as a starting point. As of December 31, 2025, the Company expects that the markets in which it operates will experience stable economic and unemployment conditions with the trend of delinquencies returning to more normalized levels, over the next year. Management adjusted the historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio.

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

The following table presents the balance and activity in the allowance for credit losses for unfunded commitments for the years ended December 31, 2025 and 2024.

(dollars in thousands)	December 31, 2025	December 31, 2024
Beginning balance	$813	$1,375
Adjustment to allowance for unfunded commitments for adoption of ASU 2025-08	134	—
Provision for (recovery of ) unfunded commitments	3	(562)
Ending balance	$950	$813

NOTE 6. PREMISES AND EQUIPMENT

Premises and equipment are comprised of the following as of December 31:

(dollars in thousands)	2025	2024
Land	$11,314	$11,314
Building	36,839	38,410
Furniture, fixtures and equipment	22,624	21,203
Leasehold improvements	2,319	1,392
Construction in progress	19	1
Total cost	73,115	72,320
Accumulated depreciation	(36,070)	(34,489)
Total premises and equipment	$37,045	$37,831

Depreciation charged to operations totaled $2.6 million in 2025 and $2.5 million in 2024. Construction in progress at December 31, 2025 was $19,000 which represents equipment repairs at three of the Company's branches. Costs to complete these projects are not expected to exceed $34,000.

 NOTE 7. OTHER REAL ESTATE OWNED

The following is a summary of the activity in other real estate owned during the years ended December 31, 2025 and 2024:

(dollars in thousands)	2025	2024
Balance, Beginning of year	$202	$448
Loans transferred to other real estate	1,155	474
Sales proceeds	(310)	(1,269)
Transfer from premises and equipment	—	380
Net gain on sales	1	169
Ending balance	$1,048	$202

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

The table below represents the change in goodwill during the years ended December 31:

(dollars in thousands)	2025	2024
Beginning of year	$48,923	$48,923
Acquired goodwill	14,950	—
End of year	$63,873	$48,923

The Company has assigned all goodwill to its Bank segment. No goodwill is allocated to the Mortgage or Small Business Specialty Lending segments.

The following is an analysis of the core deposit intangible activity for the years ended December 31:

	2025		2024
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Core deposit intangible	$12,307	$7,010	$7,685	$6,203
Customer relationship intangible	3,640	1,086	2,250	757
Total	$15,947	$8,096	$9,935	$6,960

Unamortizable intangible assets:
Goodwill	$63,873		$48,923

Amortization expense related to the intangible assets was $1.1 million and $1.2 million at December 31, 2025 and 2024, respectively. The estimated future amortization expense for intangible assets remaining as of December 31, 2025 is as follows:

(dollars in thousands)	Amount
2026	$1,638
2027	1,432
2028	1,288
2029	1,204
2030	1,204
Thereafter	1,085
Total	$7,851

NOTE 9. INCOME TAXES

The Company adopted ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures ("ASU 2023-09") on January 1, 2025 on a prospective basis.

Cash Taxes Paid in Current Period

Year ended December 31,
(dollars in thousands)	2025
Federal	$4,210
States
Other	226
Foreign	—
Total	$4,436

Income Taxes

The Company files tax returns in the U.S federal jurisdiction and required states. With few exceptions, the Bank is no longer subject to tax examination by tax authorities for years prior to 2022.

The provision for income taxes from continuing operations consists of the following components:

Year ended December 31,
(dollars in thousands)	2025
Current
Federal	$4,607
State	211
Total current tax provision	4,818
Deferred
Federal	1,699
State	365
Total deferred tax provision	2,064
Total tax provision from continuing operations*	$6,882
*The Company does not have pretax income from continuing foreign operations or foreign tax expense.

Components of Tax Expense

Year ended December 31,
(dollars in thousands)	2024
Current federal expense	$4,808
Deferred federal expense	759
Federal income tax expense	5,567
Current state expense	136
Deferred state expense	(4)
State income tax expense	132
Provision for income taxes	$5,699

Income tax expense for the years ended December 31, 2025, 2024 and 2023 differed from the federal statutory rate applied to income before income taxes for the following reasons in accordance with ASU 2023-09:

	Year ended December 31,
	2025
(dollars in thousands)
U.S. Federal statutory tax rate	$7,379	21.00%
State and local income taxes, net of federal income tax effect (a)	455	1.30
Nontaxable or nondeductible items
BOLI income	(373)	(1.06)
Tax-exempt interest	(491)	(1.40)
Other	(88)	(0.18)
Total	$6,882	19.66%
(a) State taxes in Georgia made up the majority (greater than 50%) of the tax effect in this category.

Income tax expense for the year ended December 31, 2024 differed from the federal statutory rate applied to income before income taxes for the following reasons before the adoption of ASU-09:

Year ended December 31,
(dollars in thousands)	2024
Tax at U.S. statutory rate	$6,209
Increase (decrease) resulting from:
State income tax expense, net of federal	104
Tax-exempt interest	(128)
Income in cash value of bank owned life insurance	(362)
Tax-exempt insurance premiums	(218)
Other items, net	94
Income tax expense	$5,699

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

	December 31,
(dollars in thousands)	2025	2024
Deferred Tax Assets
Allowance for credit losses	$4,576	$4,751
Lease liability	2,571	330
Net operating loss carryforwards	1,927	1,276
Tax credit carryforwards	937	688
Deferred compensation	296	233
Unrealized loss on securities available for sale	11,599	16,443
Restricted stock	122	178
Investment in partnerships	—	39
Unrealized loss on hedging investments	166	—
Nonaccrual interest	875	694
Allowance for unfunded commitments	236	203
Purchase accounting adjustments	1,575	—
Other	—	103
Total deferred tax assets	24,880	24,938

Deferred Tax Liabilities
Premises and equipment	1,462	659
Right of use lease asset	2,553	307
Purchase accounting adjustments	—	1,773
Core deposit intangible	1,095	120
Investment in partnerships	43	—
Unrealized gain on hedging investments	—	188
Other	145	—
Total deferred tax liabilities	5,298	3,047
Net deferred tax assets	$19,582	$21,891

Management assesses the realizability of deferred tax assets at each reporting period and considers whether it is more likely than not that a deferred tax asset will not be realized. The realization of a deferred tax asset is dependent upon the generation of future taxable income during periods in which the related temporary difference becomes deductible or realizable prior to its expiration. Management considers projected future taxable income, scheduled reversal of deferred tax liabilities, and tax planning strategies in making this assessment. Based on these considerations, management believes it is more likely than not that the deferred tax assets will be realized.

The Company does not have any material uncertain tax positions and does not have any interest and penalties recorded in the income statement for years ended December 31, 2025 or 2024. The Company files a consolidated income tax return in the U.S. federal tax jurisdiction.

NOTE 10. DEPOSITS

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $897,000 and $692,000 as of December 31, 2025 and 2024, respectively.

Components of interest-bearing deposits as of December 31 are as follows:

(dollars in thousands)	2025	2024
Interest-bearing demand	$932,262	$813,783
Savings and money market deposits	787,811	687,603
Time, $250,000 and over	239,175	185,176
Other time	581,470	419,098
Total interest-bearing deposits	$2,540,718	$2,105,660

We had $131.9 million and $59.5 million in brokered deposits at December 31, 2025 and 2024, respectively. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors, and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the FHLB.

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $250,000 was $239.2 million and $185.2 million as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, the scheduled maturities of certificates of deposit are as follows:

(dollars in thousands)
Year Ending December 31	Amount

2026	$743,783
2027	49,938
2028	17,293
2029	7,463
2030	1,620
Thereafter	548
Total time deposits	$820,645

NOTE 11. DERIVATIVES

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

On August 30, 2024, the Company entered into an interest rate swap with a notional amount totaling $25.4 million with maturity dates ranging from three to 3.5 years. This swap was designated as a fair value hedge of certain fixed rate assets. On September 6, 2024, the Company entered into an interest rate swap with a notional amount totaling $20.0 million with a maturity date of two years. This swap was designated as a cash flow hedge of certain variable rate liabilities. On October 17, 2024, the Company entered into an interest rate swap with a notional amount totaling $25.0 million with a maturity date of three years. This swap was designated as a fair value hedge of certain fixed rate assets.

The Company had no derivatives recorded in "Other assets" on the Company's balance sheet at December 31, 2025. The derivatives recorded in "Other liabilities" on the Company's balance sheet at December 31, 2025 have a total value of $636,000, with $368,000 representing cash flow hedges and $268,000 representing fair value hedges. At December 31, 2024, derivatives recorded in "Other assets" had a total value of $784,000. with $274,000 representing cash flow hedges and $510,000 representing fair value hedges. The derivatives recorded in "Other liabilities" at December 31, 2024, had a total value of $47,000, all related to cash flow hedges.

Gains were recorded on the swap transactions, which totaled $252,000 and $700,000 for the years ended December 31, 2025 and 2024, respectively, as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to swaps are reclassified to interest income or expense as interest payments are made on the Bank's fixed rate assets and variable rate liabilities.

The following table presents the amounts recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to the interest rate swaps for the years ended December 31, 2025 and 2024.

(dollars in thousands)	Year ended December 31, 2025	Year ended December 31, 2024
Cash flow hedging relationships
Amount of gain(loss) recognized in OCI, net of tax	$(443)	$495
Amount of gain reclassified from OCI to interest expense, net of tax	188	522

Fair value hedging relationships
Amount of gain(loss) recognized in OCI, net of tax	(591)	380
Amount recognized in interest income, net of tax	262	118

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of the hedged assets/(liabilities) in fair value hedging relationships.

(dollars in thousands)	Year ended December 31, 2025	Year ended December 31, 2024

Carrying amount of assets/(liabilities)	$58,284	$60,537
Hedge accounting basis adjustment	(268)	(510)

NOTE 12. BORROWINGS

The following table presents information regarding the Company’s outstanding borrowings at December 31, 2025:

Description	Maturity Date	Amount	Interest Rate
(dollars in thousands)
FHLB Advances	December 22, 2027	$15,000	4.00%
FHLB Advances	January 28, 2028	20,000	3.87%
FHLB Advances	February 15, 2028	20,000	3.83%
FHLB Advances	April 5, 2028	25,000	3.69%
FHLB Advances	April 6, 2026	25,000	3.90%
FHLB Advances	May 2, 2029	30,000	4.73%
FHLB Advances	March 25, 2026	25,000	3.78%
FHLB Advances	March 26, 2026	25,000	3.78%
FHLB Advances	November 6, 2026	10,000	4.14%
Fair Value Adjustment for FHLB Borrowings assumed		(28)	N/A
Subordinated notes, net of issuance costs	May 20, 2032	38,903	5.25%
Subordinated debentures	(1)	24,229	(1)
Total borrowings		$258,104
(1) See individual maturity dates and interest rates in table below.

The following table presents information regarding the Company’s outstanding borrowings at December 31, 2024:

Description	Maturity Date	Amount	Interest Rate
(dollars in thousands)
FHLB Advances	December 22, 2027	$15,000	4.00%
FHLB Advances	January 28, 2028	20,000	3.87%
FHLB Advances	February 15, 2028	20,000	3.83%
FHLB Advances	April 5, 2028	25,000	3.69%
FHLB Advances	April 6, 2026	25,000	3.90%
FHLB Advances	May 2, 2029	30,000	4.73%
FHLB Advances	March 25, 2025	25,000	4.46%
FHLB Advances	March 26, 2025	25,000	4.46%
Subordinated notes	May 20, 2032	38,810	5.25%
Subordinated debentures	(1)	24,229	(1)
Total borrowings		$248,039
(1) See individual maturity dates and interest rates in table below.

As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans, commercial loans, farmland loans, multifamily loans and HELOC loans, as well as U.S. Treasury and Agency securities. At December 31, 2025 and 2024, the lendable collateral value of those loans and securities pledged was $318.6 million and $204.5 million, respectively. At December 31, 2025, the Company had remaining credit availability from the FHLB of $747.0 million. At December 31, 2024, the Company had remaining credit availability from the FHLB of $578.7 million. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

At December 31, 2025 and 2024, the Company also has available federal funds lines of credit with various financial institutions totaling $143.0 million and $64.5 million, respectively, of which there were none outstanding at December 31, 2025 and 2024.

The Company has the ability to borrow funds from the Federal Reserve Bank (FRB) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. The Company had borrowing capacity available under this arrangement, with none outstanding at December 31, 2025 and 2024. The Company could be required to pledge certain available-for-sale investment securities as collateral under this agreement.

On May 20, 2022, the Company completed a private placement of $39.5 million in fixed-to-floating rate subordinated notes due 2032 (the “Notes”). The Notes will bear a fixed rate of 5.25% for the first five years and will reset quarterly thereafter to then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 265 basis points for the five year floating term. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after May 20, 2027, or at any time, in whole but not in part, upon certain other specified events. At December 31, 2025, $38.9 million of the Notes, net of debt issuance costs were outstanding. The notes are recorded as other borrowings on the consolidated balance sheets and, subject to certain limitations, qualify as Tier 2 Capital for regulatory capital purposes.

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

The Company is not in default of any outstanding Trust Preferred Securities as of December 31, 2025.

The following table presents the information regarding the Company's subordinated debentures at December 31, 2025 and 2024. All subordinated debentures are at benchmark rates based on SOFR plus a spread adjustment plus a margin at December 31, 2025.

Description	Date	Amount	Added Margin	Total Interest Rate	Maturity	5-Year Call Option
(dollars in thousands)
Colony Bankcorp Statutory Trust III	June 16, 2004	$4,640	2.68%	6.65%	June 17, 2034	June 17, 2009
Colony Bankcorp Capital Trust I	April 13, 2006	5,155	1.50%	5.43%	June 30, 2036	April 13, 2011
Colony Bankcorp Capital Trust II	March 12, 2007	9,279	1.65%	5.60%	March 30, 2037	March 12, 2012
Colony Bankcorp Capital Trust III	September 14, 2007	5,155	1.40%	5.50%	October 30, 2037	September 14, 2012
Total		$24,229

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

Substantially all of the leases in which the Company is the lessee are comprised of real estate for branches and office space with terms extending through 2040. All of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheet. With the adoption of Topic 842, operating lease arrangements are required to be recognized on the consolidated balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability.

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet.

(dollars in thousands)	Classification	December 31, 2025	December 31, 2024
Assets
Operating lease right-of-use assets	Other assets	$10,257	$1,225

Liabilities
Operating lease liabilities	Other liabilities	$10,327	$1,319

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

For the years ended December 31, 2025 and 2024, operating lease cost was $764,000 and $531,000, respectively.

As of December 31, 2025, the weighted average remaining lease term was 12.30 years and the weighted average discount rate was 4.61%.

The following table represents the future maturities of the Company’s operating lease liabilities and other lease information.

(dollars in thousands)
Year	Lease Liability
2026	$1,387
2027	1,305
2028	1,081
2029	1,020
2030	961
Thereafter	8,021
Total Lease Payments	$13,775
Less: Imputed Interest	(3,448)
Present Value of Lease Liabilities	$10,327

Supplemental Lease Information: (dollars in thousands)	December 31, 2025		December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$764		$659
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	9,682	*	76
*Includes $9.4 million assumed in business acquisition

NOTE 14. COMPENSATION PLANS

The Company offers a defined contribution 401(k) Profit Sharing Plan (the "Plan") which covers substantially all employees who meet certain age and service requirements. The Plan allows employees to make voluntary pre-tax salary deferrals to the Plan. The Company, at its discretion, may elect to make an annual contribution to the Plan equal to a percentage of each participating employee’s salary. Such discretionary contributions must be approved by the Company’s board of directors. Employees are fully vested in the Company contributions after six years of service. In 2025 and 2024, the Company made total contributions of $1.8 million and $1.7 million to the Plan, respectively.

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

Liabilities accrued under the plans totaled $778,000 and $930,000 as of December 31, 2025 and 2024, respectively. Monthly benefit accruals under the contracts totaled $65,000 in 2025 and $(32,000) in 2024. Payments were $90,000 in 2025 and $130,000 in 2024.

The Company has purchased life insurance policies on the plans’ participants and uses the cash flow from these policies to partially fund the plan. There was no fee income recognized in 2025 and 2024.

The Company offers a Stock Purchase Plan which allows employees and directors of the Company to purchase shares of the Company through deductions from eligible compensation in an amount selected by participants between one (1%) percent and fifty (50%) percent. The Stock Purchase Plan offers a fifteen (15%) match by the Company on every dollar contributed. Stock is purchased on the participants behalf each pay period using both the participants contributions and the Company match. Shares purchased with Company contributions are considered taxable income and subject to a one-year holding period. The number of shares of Company common stock reserved for issuance under this plan is 300,000 shares. Participation in the Stock Purchase Plan began in January 2026, and therefore there were no contributions or Company match as of December 31, 2025.

The Company assumed an employee pension plan as part of the acquisition of TC Bancshares, Inc. which remained in effect as of December 31, 2025. The plan was put in place on April 1, 2011 and effective March 31, 2019, the plan was frozen and closed to new participants. The plan was amended in 2025 for termination and is anticipated to be terminated by the end of 2026. The following tables provide information related to the plan since the date of acquisition, as computed by the Company's independent actuarial consultants.

Balance sheet items:

(dollars in thousands)	November 30, 2025	December 31, 2025
Change in benefit obligation
Benefit obligation beginning of period	$8,098	$8,201
Service cost	—	—
Interest cost	390	35
Amendments	—	—
Actuarial (gain)/loss	185	(61)
Benefits paid	(472)	(103)
Effect of curtailment	—	—
Benefit obligation end of period	$8,201	$8,072

Change in plan assets
Fair value of assets beginning of period	$8,492	$8,799
Actual return on assets	819	(92)
Employer contributions	—	—
Administrative expenses	(40)	(8)
Benefits paid	(472)	(103)
Fair value of assets end of period	$8,799	$8,596

Amounts recognized in statement of financial position
Noncurrent assets	$598	$524
Current liabilities	—	—
Noncurrent liabilities	—	—
Amounts recognized	$598	$524

Amounts recognized in accumulated other comprehensive income
Net (gain) loss	$(468)	$(378)
Transition obligation (asset)	—	—
Prior service cost (credit)	—	—
Amounts recognized	$(468)	$(378)

Key assumptions
Discount rate	5.21%	5.34%
Expected rate of return on assets	7.00%	7.00%
Measurement date	11/30/2025	12/31/2025

Components of net periodic pension cost and other amounts recognized in other comprehensive income are as follows:

Net periodic pension cost	1/1 - 11/30/2025	12/1 - 12/31/2025
Service cost	$—	$—
Interest cost	390	35
Expected return on plan assets	(525)	(51)
Amortization of unrecognized (gain) loss	—	—
Amortization of unrecognized prior service cost (credit)	—	—
Amortization of unrecognized transition (asset) obligation	—	—
Effect of curtailments	—	—
Net periodic pension cost (income)	$(135)	$(16)

Discount rate	5.44%	5.21%
Expected long-term rate of return on assets	7.00%	7.00%

Other changes to OCI
Amortization of transition obligation	$—	$—
Net (gain) loss	(69)	90
Amortization of net gain (loss)	—	—
Prior service cost (credit)	—	—
Amortization of prior service (cost) credit	—	—
Effect of curtailments	—	—
Total recognized in OCI	$(69)	$90

The following table reflects the expected benefit payments for the employee pension plan.

Year	Expected payments
2026	$580
2027	577
2028	577
2029	573
2030	566
Thereafter	2,690

During the period December 1, 2025 through December 31, 2025, the plan experienced a liability gain of $61,000, which was the result of an increase in the discount rate. During the same period, the plan experienced an asset loss of $151,000. This resulted in a net loss for the period of $90,000. The primary reason for the asset loss was an actual rate of return of approximately (1.05)% versus an assumed annual rate of 7.00%.

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

The following table presents the outstanding balance for restricted stock awards as of December 31, 2025 and 2024.

	Quantity	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	175,993	$14.67
Granted	74,358	12.16
Vested	(101,032)	15.86
Forfeited	(4,761)	15.06
Outstanding at December 31, 2024	144,558	12.53
Granted	63,426	16.95
Vested	(76,504)	13.41
Forfeited	(5,429)	12.25
Outstanding at December 31, 2025	126,051	$14.23

Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period. Compensation expense recognized for the years ended December 31, 2025 and 2024 was $785,000 and $1.3 million, respectively. Total compensation expense unrecognized for the restricted shares granted for the year ended December 31, 2025 was $1.4 million, which is expected to be recognized over a weighted average period of 2.07 years.

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

At December 31, 2025 and 2024, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2025	2024
(dollars in thousands)
Commitments to extend credit	$422,592	$329,924
Standby letters of credit	5,382	5,947

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

Wire Fraud Incident and Insurance Recovery Contingency. In March 2025, the Company was the target of a wire fraud incident. Upon discovery, the Company promptly implemented enhanced internal controls and notified law enforcement and regulatory authorities. After an investigation, it was determined that the incident did not impact any customer accounts or compromise any customer data. The Company maintains insurance coverage for such incidents through both commercial insurance and through a captive insurance company that covers losses and deductibles. Based on discussions with the Company's attorneys and insurance carriers and review of applicable insurance policies, it was determined that $1.25 million would not be recoverable and therefore was recognized as an expense in the Company's financial statements for the year ended December 31, 2025.

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

(dollars in thousands)	2025	2024
Balance, Beginning	$3,809	$6,107
New loans	2,977	3,250
Repayments	(3,721)	(3,829)
Transactions due to changes in directors	1,181	(1,719)
Balance, Ending	$4,246	$3,809

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

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments are as follows:

	Carrying	Estimated	Level
(dollars in thousands)	Amount	Fair Value	1	2	3
December 31, 2025
Assets
Cash and short-term investments	$257,640	$257,640	$257,640	$—	$—
Investment securities available for sale	383,817	383,817	—	377,302	6,515
Investment securities held to maturity	386,618	354,290	—	354,290	—
Other investments	19,176	19,176	—	19,176	—
Loans held for sale	78,990	78,990	—	78,990	—
Loans, net	2,358,210	2,274,712	—	—	2,274,712
Derivative assets	—	—	—	—	—

Liabilities
Deposits	3,067,521	3,065,312	—	3,065,312	—
Federal Home Loan Bank advances	194,972	193,998	—	193,998	—
Other borrowed money	63,132	55,692	—	55,692	—
Derivative liabilities	636	636	—	636	—

December 31, 2024
Assets
Cash and short-term investments	$231,034	$231,034	$231,034	$—	$—
Investment securities available for sale	366,049	366,049	—	357,128	8,921
Investment securities held to maturity	430,077	383,020		383,020	—
Other investments	17,694	17,694	—	17,694	—
Loans held for sale	39,786	39,786	—	39,786	—
Loans, net	1,824,000	1,703,487	—	—	1,703,487
Derivative assets	784	784	—	784	—

Liabilities
Deposits	2,567,943	2,564,143	—	2,564,143	—
Federal Home Loan Bank advances	185,000	186,468	—	186,468	—
Other borrowed money	63,039	52,057	—	52,057	—
Derivative liabilities	47	47	—	47	—

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

Assets Measured at Fair Value on a Recurring and Nonrecurring Basis - The following tables present the recorded amount of the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2025 and 2024, aggregated by the level in the fair value hierarchy within which those measurements fall. The tables below include collateral dependent loans and other real estate properties at December 31, 2025 and 2024. Those collateral dependent loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2025
Recurring
Investment securities available-for-sale
U.S. treasury securities	$5,582	$—	$5,582	$—
U.S. agency securities	3,196	—	3,196	—
Asset backed securities	14,483	—	14,483	—
State, county & municipal securities	107,230	—	107,230	—
Corporate debt securities	48,807	—	42,292	6,515
Mortgage-backed securities	204,519	—	204,519	—
Total investment securities available-for-sale	383,817	—	377,302	6,515
Loans held for sale	78,990	—	78,990	—
Derivative assets	—	—	—	—
Total recurring assets	$462,807	$—	$456,292	$6,515

Derivative liabilities	$636	$—	$636	$—
Total recurring liabilities	$636	$—	$636	$—

Nonrecurring
Collateral dependent loans	$7,194	$—	$—	$7,194
Other real estate owned	1,048	—	—	1,048
Total nonrecurring assets	$8,242	$—	$—	$8,242

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2024
Recurring
Investment securities available-for-sale
U.S. treasury securities	$3,173	$—	$3,173	$—
U.S. agency securities	2,755	—	2,755	—
Asset backed securities	17,824	—	17,824	—
State, county & municipal securities	95,637	—	95,637	—
Corporate debt securities	47,782	—	41,234	6,548
Mortgage-backed securities	198,878	—	196,505	2,373
Total investment securities available-for-sale	366,049	—	357,128	8,921
Loans held for sale	39,786	—	39,786	—
Derivative assets	784	—	784	—
Total recurring assets	$406,619	$—	$397,698	$8,921

Derivative liabilities	$47	$—	$47	$—
Total recurring liabilities	$47	$—	$47	$—

Nonrecurring
Collateral dependent loans	$3,075	$—	$—	$3,075
Other real estate owned	202	—	—	202
Total nonrecurring assets	$3,277	$—	$—	$3,277

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at December 31, 2025 and 2024. These tables are comprised primarily of collateral dependent impaired loans and other real estate owned:

(dollars in thousands)	December 31, 2025	Valuation Techniques	Unobservable Inputs	Discount rate

Collateral dependent loans	$7,194	Appraised Value	Discounts to reflect estimated costs to sell	10%

Other Real Estate	$1,048	Appraised Value/ Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	10%

(dollars in thousands)	December 31, 2024	Valuation Techniques	Unobservable Inputs	Discount rate

Collateral dependent loans	$3,075	Appraised Value	Discounts to reflect estimated costs to sell	10%

Other Real Estate	$202	Appraised Value/ Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	10%

The following tables present quantitative information about recurring level 3 fair value measurements as of December 31, 2025 and 2024.

	December 31, 2025
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Available for sale securities	$6,515	Discounted Cash Flow	Discount Rate or Yield	N/A

	December 31, 2024
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Available for sale securities	$8,921	Discounted Cash Flow	Discount Rate or Yield	N/A

The following table presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the year ended December 31, 2025 and 2024:

	Available for sale securities
(dollars in thousands)	2025	2024
Beginning balance	$8,921	$10,814
Additions	20	2,588
Redemptions	(2,380)	(3,831)
Total unrealized/realized gains (losses) included in earnings	(46)	1,701
Transfers between levels	—	(2,351)
Ending balance	$6,515	$8,921

The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers between levels for the period ended December 31, 2025 and $2.4 million in transfers for the period ended December 31, 2024.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2025, the interim final Basel III rules (Basel III) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk weighted assets. These amounts and ratios as defined in regulations are presented hereafter. Management believes, as of December 31, 2025, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The Basel III rules also require the Company to maintain a capital conservation buffer comprised of common equity Tier 1 capital. The capital conservation buffer is 2.5 percent of risk-weighted assets.

The following table summarizes regulatory capital information as of December 31, 2025 and December 31, 2024 on a consolidated basis and for the subsidiary, as defined. Regulatory capital ratios for December 31, 2025 and 2024 were calculated in accordance with the Basel III rules.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025

Total Capital to Risk-Weighted Assets
Consolidated	$418,386	15.95%	$209,849	8.00%	$262,311	10.00%
Colony Bank	378,421	14.48	209,072	8.00	261,340	10.00

Tier I Capital to Risk-Weighted Assets
Consolidated	356,702	13.60	157,369	6.00	209,825	8.00
Colony Bank	355,640	13.61	156,785	6.00	209,046	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	332,473	12.67	118,084	4.50	170,566	6.50
Colony Bank	355,640	13.61	117,589	4.50	169,850	6.50

Tier I Capital to Average Assets
Consolidated	356,702	10.78	132,357	4.00	165,446	5.00
Colony Bank	355,640	10.78	131,963	4.00	164,954	5.00

As of December 31, 2024

Total Capital to Risk-Weighted Assets
Consolidated	$352,495	17.10%	$164,910	8.00%	$206,137	10.00%
Colony Bank	314,266	15.29	164,430	8.00	205,537	10.00

Tier I Capital to Risk-Weighted Assets
Consolidated	293,893	14.26	123,658	6.00	164,877	8.00
Colony Bank	294,474	14.33	123,297	6.00	164,396	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	269,664	13.08	92,774	4.50	134,007	6.50
Colony Bank	294,474	14.33	92,473	4.50	133,572	6.50

Tier I Capital to Average Assets
Consolidated	293,893	9.50	123,744	4.00	154,681	5.00
Colony Bank	294,474	9.55	123,340	4.00	154,175	5.00

NOTE 19. FINANCIAL INFORMATION OF COLONY BANKCORP, INC. (PARENT ONLY)

The parent company’s balance sheets as of December 31, 2025 and 2024 and the related statements of income and cash flows for each of the years in the two-year period then ended are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)
BALANCE SHEETS
DECEMBER 31
(DOLLARS IN THOUSANDS)

	2025	2024
ASSETS

Cash	$28,855	$28,692
Investment in subsidiaries	400,594	305,918
Other	9,715	7,297
Total Assets	$439,164	$341,907

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Other	$112	$193
Subordinated notes, net of issuance costs	38,903	38,810
Subordinated debentures	24,229	24,229
Total Liabilities	63,244	63,232

Stockholders’ Equity
Common stock, par value $1.00 per share; 50,000,000 shares authorized, 21,251,695 and 17,519,884 shares issued and outstanding as of December 31, 2025 and 2024, respectively	21,252	17,520
Paid-in capital	228,577	168,353
Retained earnings	160,584	140,369
Accumulated other comprehensive loss, net of tax	(34,493)	(47,567)
Total Stockholder’s Equity	375,920	278,675
Total Liabilities and Stockholders’ Equity	$439,164	$341,907

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS)

	2025	2024
Income
Interest on deposits with banks	$1	$4
Dividends from subsidiaries	13,955	13,217
Other	540	204
Total income	14,496	13,425

Expenses
Interest	3,703	3,937
Salaries and employee benefits	628	461
Other	341	183
Total expenses	4,672	4,581

Income before income taxes and equity in undistributed earnings of subsidiaries	9,824	8,844

Income tax benefit	1,293	1,150

Income before equity in undistributed earnings of subsidiaries	11,117	9,994

Equity in undistributed earnings of subsidiaries	17,136	13,874

Net income	$28,253	$23,868

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,253	$23,868
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	785	1,296
Equity in undistributed earnings of subsidiaries	(17,136)	(13,874)
Amortization of debt issuance costs	93	94
Change in deferred taxes	96	—
Change in interest payable	(8)	(7)
Other	(2,491)	(1,742)
Net cash provided by operating activities	9,592	9,635

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash and cash equivalents received from bank acquisition	1,288	—
Net cash provided by investing activities	1,288	—

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of subordinated debt	—	(500)
Cash paid for tax withholding related to vesting of restricted stock	(311)	(296)
Repurchase and retirement of shares	(2,368)	(1,305)
Dividends paid on common stock	(8,038)	(7,899)
Net cash used in financing activities	(10,717)	(10,000)

Net increase (decrease) in cash and cash equivalents	163	(365)
Cash and cash equivalents at beginning of period	28,692	29,057
Cash and cash equivalents at end of period	$28,855	$28,692

NOTE 20. EARNINGS PER SHARE

The following table presents earnings per share for the years ended December 31, 2025 and 2024:

	2025	2024
(dollars in thousands, except per share amounts)
Numerator
Net income available to common stockholders	$28,253	$23,868

Denominator
Weighted average number of common shares outstanding for basic earnings per common share	17,789,688	17,557,743
Weighted average number of common shares outstanding for diluted earnings per common share	17,789,688	17,557,743

Earnings per share - basic	$1.59	$1.36
Earnings per share - diluted	$1.59	$1.36

NOTE 21. SEGMENT INFORMATION

ASC Topic 280 - Segment Reporting identifies operating segments as components of an enterprise which are evaluated regularly by the Company's Chief Operating Decision Maker, our Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company has applied the aggregation criterion set forth in this codification to the results of its operations. The Company’s operating segments include banking, mortgage banking and small business specialty lending division. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. The Small Business Specialty Lending Division segment derives its revenue from the origination, sales and servicing of Small Business Administration loans and other government guaranteed loans. Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. The following tables present information reported internally for performance assessment as of December 31, 2025 and 2024:

	December 31, 2025
(dollars in thousands)	Bank		Mortgage	Small Business Specialty Lending Division		Totals

Net Interest Income	$87,718		$224	$3,959		$91,901
Provision for Credit Losses	1,296		—	3,204		4,500
Net Interest Income after Provision for Credit Losses	86,422		224	755		87,401
Mortgage Fee Income	109		7,426	—		7,535
Gain on Sale of SBA Loans	—		—	5,372		5,372
Other	24,774	(1)	—	2,599	(2)	27,373
Total Noninterest Income	24,883		7,426	7,971		40,280
Salaries and Employee Benefits	39,967		6,768	5,682		52,417
Other (3)	38,669		304	1,156		40,129
Total Noninterest Expense	78,636		7,072	6,838		92,546
Income Taxes	6,365		133	384		6,882
Net income	$26,304		$445	$1,504		$28,253

Total assets	$3,625,785		$13,648	$95,968		$3,735,401

Full Time Employees	447		48	31		526

(1) includes service charges on deposits, loss on sales of securities, interchange fees, BOLI income, insurance commissions and other noninterest income
(2) represents SBA loan related fee income
(3) includes occupancy and equipment, acquisition related expenses, information technology expense, professional fees, advertising and public relations, communications and other noninterest expenses

	December 31, 2024
(dollars in thousands)	Bank		Mortgage Banking	Small Business Specialty Lending Division		Totals

Net Interest Income	$71,112		$210	$4,754		$76,076
Provision for Credit Losses	1,558		—	1,492		3,050
Net Interest Income after Provision for Credit Losses	69,554		210	3,262		73,026
Mortgage Fee Income	70		5,978	—		6,048
Gain on Sale of SBA Loans	—		—	9,242		9,242
Other	21,642	(4)	—	2,443	(5)	24,085
Noninterest Income	21,712		5,978	11,685		39,375
Salaries and Employee Benefits	37,026		5,731	7,010		49,767
Other (6)	31,929		45	1,093		33,067
Noninterest Expenses	68,955		5,776	8,103		82,834
Income Taxes	4,170		102	1,427		5,699
Net income/(loss)	$18,141		$310	$5,417		$23,868

Total assets	$2,985,856		$17,970	$105,956		$3,109,782

Full Time Employees	376		45	34		455

(4) includes service charges on deposits, loss on sales of securities, interchange fees, BOLI income, insurance commissions and other noninterest income
(5) represents SBA loan related fee income
(6) includes occupancy and equipment, information technology expense, professional fees, advertising and public relations, communications and other noninterest expenses

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the year ended December 31, 2025, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 is included in Part II, Item 8 of this Report under the heading “Management’s Report on Internal Control Over Financial Reporting.”
Our independent auditors have issued an audit report on management’s assessment of internal controls over financial reporting. This report is included in Part II, Item 8 of this Report under the heading “Report of Independent Registered Public Accounting Firm.”

As mentioned in the above-referenced reports, on December 1, 2025, the Company acquired TC Bancshares, Inc. (“TCBC”), and as of December 31, 2025, full integration of TCBC’s systems and processes into those of the Company was not complete. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2025, excludes the internal controls of TCBC. This exclusion is in accordance with the SEC Staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition.

Changes in Internal Controls

There were no changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect these controls.

Item 9B

Other Information

During the fourth quarter of 2025, none of our other executive officers or directors adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

The remaining information required by this item is incorporated by reference to the Directors and Nominees, Executive Officers, Governance of the Company, Legal Proceedings, and Delinquent Section 16(a) Reports sections of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

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

The Independent Registered Public Accounting Firm is Mauldin & Jenkins, LLC (Public Company Accounting Oversight Board Firm ID 669) located in Albany, Georgia for the years ended December 31, 2025 and 2024.

Item 15

Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this report:

(1)	The consolidated financial statements of Colony Bankcorp, Inc. and subsidiaries are filed as part of this report.
Report of Independent Registered Accounting Firm
Consolidated Balance Sheets - December 31, 2025 and 2024
Consolidated Statements of Income – Years ended December 31, 2025 and 2024
Consolidated Statements of Comprehensive Income – Years ended December 31, 2025 and 2024
Consolidated Statements of Changes in |Stockholders’ Equity– Years ended December 31, 2025 and 2024
Consolidated Statements of Cash Flows –Years ended December 31, 2025 and 2024
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
-filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42397), filed with the Commission on July 23, 2025 and incorporated herein by reference.
3.1	Articles of Incorporation, as amended
-filed as Exhibit 99.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-12436), filed with the Commission on August 4, 2014 and incorporated herein by reference.
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
10.3	Colony Bankcorp, Inc. Stock Purchase Plan dated May 22, 2025
-filed as Exhibit A of the Registrant's Proxy Statement on Schedule 14A (File No. 001-42397), filed with the Commission on April 17, 2025 and incorporated herein by reference.
10.4	1999 Restricted Stock Grant Plan and Restricted Stock Grant Agreement†
-filed as Exhibit 10.C to the Registrant's Annual Report on Form 10-K405 (File No. 000-12436), filed with the Commission on March 30, 2001 and incorporated herein by reference.
10.5	2004 Restricted Stock Grant Plan and Restricted Stock Grant Agreement†
-filed as Exhibit C to the Registrant's Definitive Proxy Statement for Annual Meeting of Stockholders held on April 27, 2004, filed with the Commission on March 3, 2004 (File No. 000-12436) and incorporated herein by reference.
10.6	Restricted Stock Award Between T. Heath Fountain and Colony Bankcorp, Inc.†
-filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-226984), filed with the Commission on August 23, 2018 and incorporated herein by reference.
10.7	Employment Agreement, Dated July 22, 2024, Between Colony Bankcorp, Inc., Colony Bank, and T. Heath Fountain.†
-filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on July 24, 2024 and incorporated herein by reference.
10.8	Retention Agreement, Dated January 15, 2019, Between Colony Bank and Kimberly C. Dockery†
-filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on January 17, 2019 and incorporated herein by reference.
10.9	Separation and Release Agreement, Dated January 25, 2023, Between Colony Bank and Andrew Borrmann†
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
10.11	Employment Agreement, dated as of September 13, 2024, between Colony Bank and R. Dallis Copeland, Jr.†
-filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on September 14, 2024 and incorporated herein by reference.
10.12	Employment Agreement, dated January 19, 2025, by and between Colony Bankcorp, Inc. and Leonard Bateman, Jr.†
-filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42397), filed with the Commission on January 22, 2025 and incorporated herein by reference.
10.13	Form of Note Purchase Agreement, dated as of May 20, 2022, by and among Colony Bankcorp, Inc. and the purchasers named therein.
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

March 13, 2026
Date

/s/ Derek Shelnutt
Derek Shelnutt Executive Vice President and Chief Financial Officer (Principal Financial Officer)

March 13, 2026
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ T. Heath Fountain	March 13, 2026
T. Heath Fountain, /Director/Chief Executive Officer	Date

/s/ Mark H. Massee	March 13, 2026
Mark H. Massee, Director	Date

/s/ Meagan M. Mowry	March 13, 2026
Meagan M. Mowry, Director	Date

/s/ Scott Lowell Downing	March 13, 2026
Scott Lowell Downing, Director	Date

/s/ Matthew D. Reed	March 13, 2026
Matthew D. Reed, Director	Date

/s/ Brian D. Schmitt	March 13, 2026
Brian Schmitt, Director	Date

/s/ Audrey D. Hollingsworth	March 13, 2026
Audrey D. Hollingsworth, Director	Date

/s/ Paul Joiner, III	March 13, 2026
Paul Joiner, III, Director	Date