Form 10-Q
period 2026-03-31
COLONY BANKCORP INC
filed 2026-05-08
CIK 711669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Smaller Reporting Company ☐     Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with the new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 6, 2026, the registrant had 21,159,669 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COLONY BANKCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$24,349	$27,307
Interest-bearing deposits in banks and federal funds sold	271,457	230,333
Cash and cash equivalents	295,806	257,640
Investment securities available-for-sale, at fair value (amortized cost $404,817 and $412,395 respectively)	375,340	383,817
Investment securities held-to-maturity, at amortized cost (fair value $337,978 and $354,290, respectively)	371,918	386,618
Other investments	19,286	19,176
Loans held for sale	16,536	78,990
Loans, net of unearned income	2,413,465	2,381,224
Allowance for credit losses	(21,705)	(23,014)
Loans, net	2,391,760	2,358,210
Premises and equipment	36,842	37,045
Other real estate owned	1,873	1,048
Goodwill	63,047	63,873
Other intangible assets	7,396	7,851
Bank-owned life insurance	68,936	68,457
Deferred income taxes, net	18,804	19,582
Other assets	53,069	53,094
Total assets	$3,720,613	$3,735,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Noninterest-bearing	$495,234	$526,803
Interest-bearing	2,553,185	2,540,718
Total deposits	3,048,419	3,067,521
Federal Home Loan Bank advances	194,981	194,972
Other borrowings	63,156	63,132
Other liabilities	33,654	33,856
Total liabilities	3,340,210	3,359,481

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued or outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, par value $1.00 per share; 50,000,000 shares authorized, 21,162,104 and 21,251,695 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	21,162	21,252
Paid-in capital	227,071	228,577
Retained earnings	166,237	160,584
Accumulated other comprehensive loss, net of tax	(34,067)	(34,493)
Total stockholders’ equity	380,403	375,920
Total liabilities and stockholders’ equity	$3,720,613	$3,735,401

See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended
(dollars in thousands, except per share data)	March 31, 2026	March 31, 2025
Interest income
Loans, including fees	$37,974	$27,976
Investment securities	4,923	5,227
Deposits with other banks and short term investments	1,993	2,322
Total interest income	44,890	35,525

Interest expense
Deposits	12,814	11,773
Federal Home Loan Bank advances	1,985	1,873
Other borrowings	888	927
Total interest expense	15,687	14,573

Net interest income	29,203	20,952
Provision for credit losses	1,750	1,500
Net interest income after provision for credit losses	27,453	19,452

Noninterest income
Service charges on deposits	2,561	2,172
Mortgage fee income	1,935	1,579
Gain on sales of SBA loans	962	1,035
Other SBA income	714	656
Interchange fees	2,186	1,938
BOLI income	477	396
Insurance commissions	844	469
Other	1,013	799
Total noninterest income	10,692	9,044

Noninterest expense
Salaries and employee benefits	15,923	11,905
Occupancy and equipment	1,957	1,580
Acquisition related expenses	1,637	—
Information technology expense	2,774	2,477
Professional fees	1,120	748
Advertising and public relations	1,106	805
Communications	224	205
Other	2,933	2,501
Total noninterest expense	27,674	20,221
Income before income taxes	10,471	8,275
Income taxes	2,267	1,662
Net income	$8,204	$6,613
Earnings per common share:
Basic	$0.39	$0.38
Diluted	0.39	0.38
Dividends declared per share	0.1200	0.1150
Weighted average common shares outstanding:
Basic	21,222,237	17,509,059
Diluted	21,222,237	17,509,059

See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
(dollars in thousands)	March 31, 2026	March 31, 2025
Net income	$8,204	$6,613
Other comprehensive income:
Net unrealized gains (losses) on securities arising during the period	(618)	4,887
Tax effect	157	(1,245)
Reclassification adjustment for amortization of unrealized holding losses from the transfer of securities from available-for-sale to held-to-maturity	953	1,143
Tax effect	(243)	(291)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges	278	(360)
Tax effect	(70)	92
Realized gains on derivative instruments recognized in net income	(41)	(79)
Tax effect	10	20
Total other comprehensive income	426	4,167
Comprehensive income	$8,630	$10,780

See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

					Accumulated
					Other
(dollars in thousands, except per share data)	Common Stock		Paid-In	Retained	Comprehensive
Three Months Ended	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2025	21,251,695	$21,252	$228,577	$160,584	$(34,493)	$375,920
Other comprehensive income	—	—	—	—	426	426
Dividends on common shares ($0.1200 per share)	—	—	—	(2,551)	—	(2,551)
Issuance of restricted stock, net of forfeitures	789	1	(1)	—	—	—
Tax withholding related to vesting of restricted stock	(1,271)	(2)	(21)	—	—	(23)
Repurchase and retirement of shares	(89,109)	(89)	(1,677)	—	—	(1,766)
Stock-based compensation expense, net	—	—	193	—	—	193
Net income	—	—	—	8,204	—	8,204
Balance, March 31, 2026	21,162,104	$21,162	$227,071	$166,237	$(34,067)	$380,403

Balance, December 31, 2024	17,519,884	$17,520	$168,353	$140,369	$(47,567)	$278,675
Other comprehensive income	—	—	—	—	4,167	4,167
Dividends on common shares ($0.1150 per share)	—	—	—	(2,015)	—	(2,015)
Issuance of restricted stock, net of forfeitures	4,880	5	(5)	—	—	—
Tax withholding related to vesting of restricted stock	(4,748)	(5)	(72)	—	—	(77)
Repurchase and retirement of shares	(38,307)	(38)	(592)	—	—	(630)
Stock-based compensation expense, net	—	—	192	—	—	192
Net income	—	—	—	6,613	—	6,613
Balance, March 31, 2025	17,481,709	$17,482	$167,876	$144,967	$(43,400)	$286,925

COLONY BANKCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
(dollars in thousands)	March 31, 2026	March 31, 2025
Operating Activities
Net income	$8,204	$6,613
Adjustments reconciling net income to net cash provided by operating activities:
Provision for credit losses	1,750	1,500
Depreciation, amortization, and accretion	3,188	1,778
Equity method investment loss	(36)	(90)
Stock-based compensation expense	193	192
Net change in servicing asset	3	38
Gain on sales of SBA loans	(962)	(1,035)
Gain on sales of other real estate owned and repossessions	(6)	—
Gain on sales of premises & equipment	(10)	—
Originations of loans held for sale	(30,143)	(51,987)
Proceeds from sales of loans held for sale	71,885	67,964
Change in bank-owned life insurance	(479)	(412)
Deferred tax expense	359	62
Change in other assets	11	(5,780)
Change in other liabilities	296	(898)
Net cash provided by operating activities	54,253	17,945
Investing Activities
Purchases of investment securities, available-for-sale	(4,825)	(22,372)
Proceeds from maturities, calls, and paydowns of investment securities, available-for-sale	12,192	12,798
Proceeds from maturities, calls and paydowns of securities, held-to-maturity	15,089	8,744
Change in loans, net	(15,360)	(79,229)
Purchase of premises and equipment	(421)	(346)
Proceeds from sales of premises and equipment	27	—
Proceeds from insurance related to fire at bank branch	—	803
Proceeds from sales of other real estate owned and repossessions	727	—
Purchase of Federal Home Loan Bank Stock	(74)	(38)
Net cash provided by (used in) investing activities	7,355	(79,640)
Financing Activities
Change in noninterest-bearing customer deposits	(31,569)	(12,465)
Change in interest-bearing customer deposits	12,467	67,053
Dividends paid for common stock	(2,551)	(2,015)
Repayments on Federal Home Loan Bank advances	(50,000)	(50,000)
Proceeds from Federal Home Loan Bank advances	50,000	50,000
Repurchase and retirement of shares	(1,766)	(630)
Tax withholding related to vesting of restricted stock	(23)	(77)
Net cash provided by (used in) financing activities	(23,442)	51,866
Net increase (decrease) in cash and cash equivalents	38,166	(9,829)
Cash and cash equivalents at beginning of period	257,640	231,034
Cash and cash equivalents at end of period	$295,806	$221,205

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)

	Three Months Ended
(dollars in thousands)	March 31, 2026	March 31, 2025
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$14,931	$14,020
Cash paid during the period for income taxes	19	7
Noncash Investing and Financing Activities
Transfers to other real estate	1,506	320
Adjustments to goodwill	(826)	—

See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1) Summary of Significant Accounting Policies

Presentation

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a bank holding company located in Fitzgerald, Georgia. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Colony Bank, Fitzgerald, Georgia (the “Bank”). The “Company” or “our,” as used herein, includes Colony Bank, except where the context requires otherwise.

All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements, have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. All significant intercompany accounts have been eliminated in consolidation.

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (“GAAP”) utilized in the commercial banking industry for interim financial information and Regulation S-X. Accordingly, the accompanying unaudited interim consolidated financial statements do not include all of the information or notes required for complete financial statements.

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results which may be expected for the year ending December 31, 2026. These statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”).

Nature of Operations

Colony Bank provides a full range of banking solutions for personal and business customers. In addition to traditional banking services, the Bank provides specialized solutions including mortgage lending, government guaranteed lending, consumer insurance, wealth management, credit cards and merchant services. The Bank conducts its business through full-service banking centers and loan production offices located throughout Georgia, Alabama and Florida. The Bank is headquartered in Fitzgerald, Georgia with locations in the Georgia cities of Albany, Ashburn, Athens, Atlanta, Augusta, Broxton, Cedartown, Centerville, Chickamauga, Columbus, Cordele, Covington, Douglas, Eastman, Fayetteville, Fitzgerald, Greensboro, LaGrange, Leesburg, Macon, Manchester, Monroe, Moultrie, Quitman, Rochelle, Rockmart, Savannah, Statesboro, Sylvester, Thomaston, Thomasville, Tifton, Valdosta and Warner Robins. The Bank also operates locations in Birmingham, Alabama, and Jacksonville, Santa Rosa Beach and Tallahassee, Florida.

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

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2026. Such reclassifications have not materially affected previously reported stockholders’ equity or net income.

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At March 31, 2026, approximately 84% of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Management continues to monitor these concentrations and has considered these concentrations in its allowance for credit loss analysis.

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

Allowance for Credit Losses (“ACL”) – Loans

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

The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed. Accrued interest receivable is excluded from the estimate of credit losses.

Management determines the ACL balance using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit behaviors along with model judgments provide the basis for the estimation of expected credit losses. Adjustments to modeled loss estimates may be made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in economic conditions, property values, or other relevant factors. The Company estimates the quantitative collective ACL utilizing a discounted cash flow (DCF) methodology applied to our loan pools segregated by similar risk characteristics. The Company’s DCF methodology generates cash flow projections at the loan level wherein payment expectations are adjusted for estimated prepayment speeds, curtailments, time to recovery, probability of default (PD), and loss given default (LGD). The modeling of expected prepayment speeds and curtailment rates are based on historical internal data and consider current conditions and reasonable and supportable forecasts of future economic conditions. The Company uses regression analysis of historical internal and peer loss data to determine suitable macroeconomic variables to utilize when modeling lifetime PD and LGD. This analysis also determines how expected PD and LGD will react to forecasted levels of the macroeconomic variables over a reasonable and supportable forecast period. At the end of the four-quarter reasonable and supportable forecast period, the Company reverts to a historical loss rate on a straight-

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

line basis over eight quarters. For loans that have elevated risk characteristics when compared to the collectively pooled loans, they are evaluated on an individual basis.

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

The Company has identified the following portfolio segments and calculates the ACL for each using a discounted cash flow methodology at the loan level, with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type:

●	Construction, land & land development - Risks common to construction, land & development loans are cost overruns, changes in market demand for property, inadequate long-term financing arrangements and declines in real estate values.
●	Other commercial real estate - Loans in this category are susceptible to business failures and declines in general economic conditions, including declines in real estate value, declines in occupancy rates, and lack of suitable alternative use for the property.
●	Residential real estate - Residential real estate loans are susceptible to weakening general economic conditions, increases in unemployment rates and declining real estate values.
●	Commercial, financial & agricultural - Risks to this loan category include the inability to monitor the condition of the collateral, which often consists of inventory, accounts receivable and other non-real estate assets. Equipment and inventory obsolescence can also pose a risk. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt.
●	Consumer and other - Risks common to consumer direct loans include unemployment and changes in local economic conditions as well as the inability to monitor collateral consisting of personal property.

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

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Allowance for Credit Losses – Held-to-Maturity (“HTM”) Securities

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

Allowance for Credit Losses – Available-for-Sale (“AFS”) Securities

For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.

Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Derivatives

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), (2) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), or (3) an instrument with no hedging designation (“non-designated derivative”). For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as fair values change. Changes in the fair value of derivatives not designated are reported currently in earnings, as noninterest income.

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

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as interest expense. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income (“OCI”) are amortized into earnings over the same periods which the hedged transactions will affect earnings.

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

(2) Investment Securities

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity along with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized
March 31, 2026	Cost	Gains	Losses	Fair Value
Securities Available-for-Sale:
U.S. treasury securities	$4,818	$—	$(19)	$4,799
U.S. agency securities	3,190	—	(125)	3,065
Asset backed securities	14,021	22	(181)	13,862
State, county & municipal securities	117,918	9	(11,298)	106,629
Corporate debt securities	47,681	81	(3,672)	44,090
Mortgage-backed securities	217,189	288	(14,582)	202,895
Total	$404,817	$400	$(29,877)	$375,340

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2026	Cost	Gains	Losses	Fair Value
Securities Held-to-Maturity:
U.S. treasury securities	$53,683	$—	$(1,142)	$52,541
U.S. agency securities	8,934	—	(709)	8,225
State, county & municipal securities	137,689	18	(12,763)	124,944
Mortgage-backed securities	171,612	—	(19,344)	152,268
Total	$371,918	$18	$(33,958)	$337,978

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2025	Cost	Gains	Losses	Fair Value
Securities Available-for-Sale:
U.S. treasury securities	$5,570	$12	$—	$5,582
U.S. agency securities	3,304	—	(108)	3,196
Asset backed securities	14,622	6	(145)	14,483
State, county & municipal securities	118,204	58	(11,032)	107,230
Corporate debt securities	52,660	336	(4,189)	48,807
Mortgage-backed securities	218,035	525	(14,041)	204,519
Total	$412,395	$937	$(29,515)	$383,817

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2025	Cost	Gains	Losses	Fair Value
Securities Held-to-Maturity:
U.S. treasury securities	$65,408	$—	$(958)	$64,450
U.S. agency securities	8,991	—	(682)	8,309
State, county & municipal securities	137,591	76	(11,675)	125,992
Mortgage-backed securities	174,628	—	(19,089)	155,539
Total	$386,618	$76	$(32,404)	$354,290

The Company elected to exclude accrued interest receivable from the amortized cost basis of available-for-sale and held-to-maturity securities disclosed throughout this note. As of March 31, 2026 and December 31, 2025, accrued interest receivable for available-for-sale and held-to-maturity securities totaled $1.9 million and $2.3 million, and $1.7 million and $1.7 million, respectively, and is included in the “Other assets” line item on the Company’s consolidated balance sheet.

The amortized cost and fair value of investment securities as of March 31, 2026, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,653	$5,482	$—	$—
Due after one year through five years	35,854	34,320	64,924	63,396
Due after five years through ten years	96,638	87,195	78,315	71,974
Due after ten years	49,483	45,448	57,067	50,340
	$187,628	$172,445	$200,306	$185,710

Mortgage-backed securities	217,189	202,895	171,612	152,268
	$404,817	$375,340	$371,918	$337,978

For both the three month periods ended March 31, 2026 and 2025, the Company had no sales of investment securities.

Investment securities having a carrying value of approximately $373.0 million and $397.2 million were pledged to secure public deposits and for other purposes as of March 31, 2026 and December 31, 2025, respectively.

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Information pertaining to available-for-sale securities with gross unrealized losses at March 31, 2026 and December 31, 2025 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
(dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2026	Value	Losses	Value	Losses	Value	Losses
U.S. treasury securities	$4,799	$(19)	$—	$—	$4,799	$(19)
U.S. agency securities	973	(5)	1,942	(120)	2,915	(125)
Asset backed securities	2,285	(4)	7,839	(177)	10,124	(181)
State, county & municipal securities	9,279	(306)	95,537	(10,992)	104,816	(11,298)
Corporate debt securities	4,659	(150)	31,171	(3,522)	35,830	(3,672)
Mortgage-backed securities	58,253	(384)	122,104	(14,198)	180,357	(14,582)
	$80,248	$(868)	$258,593	$(29,009)	$338,841	$(29,877)

December 31, 2025
U.S. treasury securities	—	—	—	—	—	—
U.S. agency securities	1,182	(2)	2,014	(106)	3,196	(108)
Asset backed securities	5,001	(8)	8,265	(137)	13,266	(145)
State, county & municipal securities	5,219	(545)	94,080	(10,487)	99,299	(11,032)
Corporate debt securities	3,955	(45)	34,550	(4,144)	38,505	(4,189)
Mortgage-backed securities	27,089	(134)	125,920	(13,907)	153,009	(14,041)
	$42,446	$(734)	$264,829	$(28,781)	$307,275	$(29,515)

Information pertaining to held-to-maturity securities with gross unrealized losses at March 31, 2026 and December 31, 2025 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
(dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2026	Value	Losses	Value	Losses	Value	Losses
U.S. treasury securities	$—	$—	$52,541	$(1,142)	$52,541	$(1,142)
U.S. agency securities	—	—	8,225	(709)	8,225	(709)
State, county & municipal securities	10,191	(94)	108,068	(12,669)	118,259	(12,763)
Mortgage-backed securities	—	—	152,268	(19,344)	152,268	(19,344)
	$10,191	$(94)	$321,102	$(33,864)	$331,293	$(33,958)

December 31, 2025
U.S. treasury securities	$—	$—	$64,450	$(958)	$64,450	$(958)
U.S. agency securities	—	—	8,309	(682)	8,309	(682)
State, county & municipal securities	441	(3)	116,706	(11,672)	117,147	(11,675)
Mortgage-backed securities	—	—	155,539	(19,089)	155,539	(19,089)
	$441	$(3)	$345,004	$(32,401)	$345,445	$(32,404)

Management evaluates available-for-sale securities in an unrealized loss position at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

factors. The Company does not intend to sell these investment securities in an unrealized loss position as of March 31, 2026, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on management’s review, the Company’s available-for-sale securities have no expected credit losses and no related allowance for credit losses has been established.

The Company uses a systematic methodology to determine its ACL for debt securities held-to-maturity considering the effects of past events, current conditions, and reasonable and supportable forecasts on the collectibility of the portfolio. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. The Company monitors the held-to-maturity portfolio on a quarterly basis to determine whether a valuation account would need to be recorded. Based on management’s review, the Company’s held-to-maturity securities have no expected credit losses and no related allowance for credit losses has been established.

At March 31, 2026, there were 270 available-for-sale securities and 144 held-to-maturity securities that had unrealized losses. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are due to reasons of credit quality.

As part of the Company’s calculated credit losses, the allowance for credit losses on investment securities was determined to be de minimis due to the high credit quality of the portfolio, which includes securities issued or guaranteed by the U.S. treasury and U.S. government agencies and high quality municipalities. Therefore, no allowance for credit losses was recorded as of March 31, 2026. See Note 1 for additional details on the allowance for credit losses as it relates to the securities portfolio.

(3) Loans

The following table presents the composition of loans, segregated by class of loans, as of March 31, 2026 and December 31, 2025.

(dollars in thousands)	March 31, 2026	December 31, 2025
Construction, land & land development	$309,161	$302,512
Other commercial real estate	1,240,210	1,249,720
Total commercial real estate	1,549,371	1,552,232
Residential real estate	483,247	459,549
Commercial, financial & agricultural	220,933	218,532
Consumer and other	159,914	150,911
Total loans	$2,413,465	$2,381,224

Included in the above table are government guaranteed loans totaling $83.3 million at March 31, 2026 and $84.9 million at December 31, 2025. The following table presents the composition of government guaranteed loans segregated by class of loans for each respective period.

(dollars in thousands)	March 31, 2026	December 31, 2025
Construction, land & land development	$43	$2,277
Other commercial real estate	45,727	43,251
Total commercial real estate	45,770	45,528
Residential real estate	9,626	10,050
Commercial, financial & agricultural	27,892	29,350
Total loans	$83,288	$84,928

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of March 31, 2026 and December 31, 2025, accrued interest receivable for loans totaled $10.5 million and $11.4 million, respectively, and is included in the “Other assets” line item on the Company’s consolidated balance sheet.

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

The Company uses a risk grading matrix to assign a risk grade to each of its loans. For commercial loans over $500,000, loans are graded on a scale of 1 to 10. A description of the general characteristics of the grades is as follows:

●	Grades 1, 2 and 3 - Loans with these assigned risk grades range from virtual absence of risk to minimal risk. Such loans may be secured by Company-issued and controlled certificates of deposit or properly margined equity securities or bonds. Other loans comprising these grades are made to companies that have been in existence for a long period of time with many years of consecutive profits and strong equity, good liquidity, excellent debt service ability and unblemished past performance, or to exceptionally strong individuals with collateral of unquestioned value that fully secures the loans. Loans in this category fall into the “pass” classification.
●	Grades 4 and 5 - Loans assigned these “pass” risk grades are made to borrowers with acceptable credit quality and risk. The risk ranges from loans with no significant weaknesses in repayment capacity and collateral protection to acceptable loans with one or more risk factors considered to be more than average. These loans are also included in the “pass” classification.
●	Grade 6 - This grade includes “special mention” loans on management’s watch list and is intended to be used on a temporary basis for pass grade loans where risk-modifying action is intended in the short-term.
●	Grades 7 and 8 - These grades include “substandard” loans in accordance with regulatory guidelines. This category includes borrowers with well-defined weaknesses that jeopardize the payment of the debt in accordance with the agreed terms. Loans considered to be impaired are assigned grade 8, and these loans often have assigned loss allocations as part of the allowance for credit losses. Generally, loans on which interest accrual has been stopped would be included in this grade range.
●	Grades 9 and 10 - These grades correspond to regulatory classification definitions of “doubtful” and “loss,” respectively. In practice, any loan with these grades would be for a very short period of time, and generally the Company has no loans with these assigned grades. Management manages the Company’s problem loans in such a way that uncollectible loans or uncollectible portions of loans are charged off immediately with any residual, collectible amounts assigned a risk grade of 7 or 8.

For smaller commercial loans (under $500,000) and consumer loans, the Company began using behavioral based risk grades during the second quarter of 2024. These loans are assigned risk grades of 98 or 99 based on payment performance with the Company.

o	Grade 98 - Loans assigned this risk grade indicates a “pass” credit.
o	Grade 99 - Loans assigned this risk grade indicates a “substandard” credit and is moved to a nonaccrual status.

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the loan portfolio segregated by class of loans and the risk category of term loans by vintage year, which is the year of origination or most recent renewal, as of March 31, 2026 and December 31, 2025. Those loans with a risk grade of 1, 2, 3, 4, 5 and 98 have been combined in the pass line for presentation purposes. Loans with a risk grade of 7, 8 and 99 have been combined in the substandard line. There were no loans with a risk rating of “doubtful” or “loss” at March 31, 2026 or December 31, 2025.

								Revolvers
	Term Loans Amortized Cost Basis by Origination Year							converted
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolvers	to term loans	Total
March 31, 2026
Construction, land & land development
Risk rating
Pass	$33,055	$191,730	$46,137	$3,713	$9,212	$7,615	$11,124	$—	$302,586
Special Mention	—	2,864	815	1,693	602	387	—	—	6,361
Substandard	—	—	122	—	92	—	—	—	214
Total Construction, land & land development	33,055	194,594	47,074	5,406	9,906	8,002	11,124	—	309,161

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate
Risk rating
Pass	37,130	232,234	112,068	99,732	348,059	338,573	16,430	1,463	1,185,689
Special Mention	2,219	996	8,137	5,636	2,015	11,038	—	515	30,556
Substandard	566	6,523	4,918	4,764	2,949	4,142	—	103	23,965
Total Other commercial real estate	39,915	239,753	125,123	110,132	353,023	353,753	16,430	2,081	1,240,210

Current period gross write offs	—	—	—	475	—	—	—	—	475

Residential real estate
Risk rating
Pass	19,639	63,948	46,567	65,372	111,292	118,064	44,529	1,314	470,725
Special Mention	—	771	94	1,271	—	4,058	168	—	6,362
Substandard	—	790	52	2,527	1,662	1,071	58	—	6,160
Total Residential real estate	19,639	65,509	46,713	69,170	112,954	123,193	44,755	1,314	483,247

Current period gross write offs	—	—	—	—	45	5	—	—	50

Commercial, financial & agricultural
Risk rating
Pass	12,002	41,436	23,218	28,006	22,035	20,345	60,174	825	208,041
Special Mention	—	—	—	85	120	—	4,033	—	4,238
Substandard	171	1,034	2,287	2,842	1,594	601	125	—	8,654
Total Commercial, financial & agricultural	12,173	42,470	25,505	30,933	23,749	20,946	64,332	825	220,933

Current period gross write offs	—	41	279	413	7	1	—	—	741

Consumer and other
Risk rating
Pass	24,670	74,184	31,888	26,618	1,025	459	820	20	159,684
Special Mention	—	—	—		—	—	—	—	—
Substandard	—	—	116	114	—	—	—	—	230
Total Consumer and other	24,670	74,184	32,004	26,732	1,025	459	820	20	159,914

Current period gross write offs	—	223	224	72	—	—	—	—	519

Total Loans
Risk rating
Pass	126,496	603,532	259,878	223,441	491,623	485,056	133,077	3,622	2,326,725
Special Mention	2,219	4,631	9,046	8,685	2,737	15,483	4,201	515	47,517
Substandard	737	8,347	7,495	10,247	6,297	5,814	183	103	39,223
Total Loans	$129,452	$616,510	$276,419	$242,373	$500,657	$506,353	$137,461	$4,240	$2,413,465

Total current period gross write offs	$—	$264	$503	$960	$52	$6	$—	$—	$1,785

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

								Revolvers
	Term Loans Amortized Cost Basis by Origination Year							converted
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolvers	to term loans	Total
December 31, 2025
Construction, land & land development
Risk rating
Pass	$190,131	$63,730	$8,065	$12,914	$8,517	$1,440	$110	$—	$284,907
Special Mention	16,167	—	—	—	—	—	—	—	16,167
Substandard	54	122	1,132	92	—	38	—	—	1,438
Total Construction, land & land development	206,352	63,852	9,197	13,006	8,517	1,478	110	—	302,512

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate
Risk rating
Pass	235,989	121,779	113,731	351,954	191,620	177,904	15,173	1,498	1,209,648
Special Mention	6,452	—	4,680	3,110	—	2,441	—	518	17,201
Substandard	5,135	6,327	4,117	3,036	799	2,638	616	203	22,871
Total Other commercial real estate	247,576	128,106	122,528	358,100	192,419	182,983	15,789	2,219	1,249,720

Current period gross write offs	—	—	206	278	5	20	—	—	509

Residential real estate
Risk rating
Pass	21,212	62,992	79,928	121,472	58,367	72,633	30,633	799	448,036
Special Mention	777	94	247	—	1,283	2,803	195	—	5,399
Substandard	566	52	2,534	1,674	261	1,027	—	—	6,114
Total Residential real estate	22,555	63,138	82,709	123,146	59,911	76,463	30,828	799	459,549

Current period gross write offs	—	—	—	140	—	43	—	—	183

Commercial, financial & agricultural
Risk rating
Pass	46,062	26,351	32,121	26,463	6,811	16,282	48,395	849	203,334
Special Mention	1,666	—	95	132	—	—	3,448	—	5,341
Substandard	123	2,291	3,277	1,571	2,173	136	286	—	9,857
Total Commercial, financial & agricultural	47,851	28,642	35,493	28,166	8,984	16,418	52,129	849	218,532

Current period gross write offs	178	597	1,206	915	433	60	—	—	3,389

Consumer and other
Risk rating
Pass	83,905	35,690	28,544	1,272	150	408	589	22	150,580
Special Mention	—	131	—	—	—	—	—	—	131
Substandard	—	114	86	—	—	—	—	—	200
Total Consumer and other	83,905	35,935	28,630	1,272	150	408	589	22	150,911

Current period gross write offs	244	1,071	274	17	—	12	—	—	1,618

Total Loans
Risk rating
Pass	577,299	310,542	262,389	514,075	265,465	268,667	94,900	3,168	2,296,505
Special Mention	25,062	225	5,022	3,242	1,283	5,244	3,643	518	44,239
Substandard	5,878	8,906	11,146	6,373	3,233	3,839	902	203	40,480
Total Loans	$608,239	$319,673	$278,557	$523,690	$269,981	$277,750	$99,445	$3,889	$2,381,224

Total current period gross write offs	$422	$1,668	$1,686	$1,350	$438	$135	$—	$—	$5,699

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

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

Loans are classified as collateral-dependent when the borrower is experiencing financial difficulty, and we expect repayment to be provided substantially through the operation or sale of collateral. Our commercial loans have collateral that is comprised of real estate and business assets. Our consumer loans have collateral that is substantially comprised of residential real estate. The Company had $9.2 million and $7.2 million in collateral-dependent loans at March 31, 2026 and December 31, 2025, respectively.

There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the three month periods ended March 31, 2026 and March 31, 2025.

The following table presents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of March 31, 2026 and December 31, 2025:

			Total
		90 Days	Accruing
	30‑89 Days	or More	Loans Past	Nonaccrual	Current	Total
(dollars in thousands)	Past Due	Past Due	Due	Loans	Loans	Loans
March 31, 2026
Construction, land & land development	$244	$—	$244	$92	$308,825	$309,161
Other commercial real estate	552	—	552	6,629	1,233,029	1,240,210
Total commercial real estate	796	—	796	6,721	1,541,854	1,549,371
Residential real estate	2,980	—	2,980	4,662	475,605	483,247
Commercial, financial & agricultural	1,627	—	1,627	5,985	213,321	220,933
Consumer and other	1,189	178	1,367	231	158,316	159,914
Total Loans	$6,592	$178	$6,770	$17,599	$2,389,096	$2,413,465

December 31, 2025
Construction, land & land development	$269	$—	$269	$1,132	$301,111	$302,512
Other commercial real estate	4,183	—	4,183	9,663	1,235,874	1,249,720
Total commercial real estate	4,452	—	4,452	10,795	1,536,985	1,552,232
Residential real estate	3,558	—	3,558	4,501	451,490	459,549
Commercial, financial & agricultural	925	—	925	7,883	209,724	218,532
Consumer and other	915	95	1,010	201	149,700	150,911
Total Loans	$9,850	$95	$9,945	$23,380	$2,347,899	$2,381,224

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables display a summary of the Company’s nonaccrual loans by major categories for the periods indicated.

	March 31, 2026
	Nonaccrual	Nonaccrual Loans	Total
	Loans with No	with a Related	Nonaccrual
(dollars in thousands)	Related ACL	ACL	Loans
Construction, land & land development	$—	$92	$92
Other commercial real estate	4,492	2,137	6,629
Total commercial real estate	4,492	2,229	6,721
Residential real estate	2,315	2,347	4,662
Commercial, financial & agricultural	2,296	3,689	5,985
Consumer and other	—	231	231
Total Loans	$9,103	$8,496	$17,599

	December 31, 2025
	Nonaccrual Loans	Nonaccrual Loans	Total
	with No Related	with a Related	Nonaccrual
(dollars in thousands)	ACL	ACL	Loans
Construction, land & land development	$—	$1,132	$1,132
Other commercial real estate	8,231	1,432	9,663
Total commercial real estate	8,231	2,564	10,795
Residential real estate	1,807	2,694	4,501
Commercial, financial & agricultural	4,296	3,587	7,883
Consumer and other	—	201	201
Total Loans	$14,334	$9,046	$23,380

As of March 31, 2026 and March 31, 2025, the Company had no loans in the process of foreclosure.

Interest income recorded on nonaccrual loans during the three months ended March 31, 2026 and 2025 was $241,000 and $234,000, respectively.

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

In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. Upon the Company’s determination that a modified loan, or portion of a loan, has subsequently been deemed uncollectible, the loan, or portion of the loan, is written off.

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

There were no loans modified due to a financial difficulty under the above terms during the three month periods ended March 31, 2026 and March 31, 2025.

There were no loans that subsequently defaulted during the three month period ended March 31, 2026. The Company had one commercial, financial & agricultural loan that subsequently defaulted during the three month period ended March 31, 2025 due to late payments. This loan had been given a payment delay as well as a term extension.

(4) Allowance for Credit Losses

The ACL for loans represents management’s estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet. The following tables present the balance sheet activity in the ACL by portfolio segment for loans for the three month periods ended March 31, 2026 and March 31, 2025.

	Balance			Adjustment	Provision for	Balance,
	December 31,			on acquired	credit losses	March 31,
(dollars in thousands)	2025	Charge-Offs	Recoveries	loans	on loans	2026
Three Months Ended March 31, 2026
Construction, land & land development	$2,474	$—	$1	$—	$(223)	2,252
Other commercial real estate	7,715	(475)	—	(1,092)	161	6,309
Total commercial real estate	10,189	(475)	1	(1,092)	(62)	8,561
Residential real estate	5,488	(50)	1	(8)	44	5,475
Commercial, financial & agricultural	3,894	(741)	42	—	917	4,112
Consumer and other	3,443	(519)	32	—	601	3,557
Total allowance for credit losses on loans	$23,014	$(1,785)	$76	$(1,100)	$1,500	$21,705

	Balance			Provision for	Balance,
	December 31,			credit losses	March 31,
(dollars in thousands)	2024	Charge-Offs	Recoveries	on loans	2025
Three Months Ended March 31, 2025
Construction, land & land development	$1,306	$—	$1	$(229)	$1,078
Other commercial real estate	6,459	(180)	5	231	6,515
Total commercial real estate	7,765	(180)	6	2	7,593
Residential real estate	5,502	(1)	40	212	5,753
Commercial, financial & agricultural	2,904	(262)	55	848	3,545
Consumer and other	2,809	(276)	12	561	3,106
Total allowance for loan losses	$18,980	$(719)	$113	$1,623	$19,997

Within the one-year measurement period allowed under ASC 805, the Company recorded a measurement period adjustment in Q1 2026 related to a Purchased Financial Asset with Credit Deterioration (PCD) acquired in a recent business combination. The adjustment was triggered by an updated, independent third-party appraisal for the collateral securing the loan, which provided better information about conditions that existed at the acquisition date. This appraisal reflected a $1.1 million increase in collateral value, which reduced the required Allowance for Credit Losses (ACL). In accordance with ASC 805-10-25-15, the credit for the reduction in the ACL was recognized by a corresponding decrease in Goodwill, net of deferred tax effects, as ASC 326-20-30-13 requires that measurement period adjustments to a PCD asset's ACL be applied against its amortized cost basis (Goodwill) rather than through the Provision for Credit Losses in the income statement.

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Colony used a one-year reasonable and supportable forecast period. The changes in loss rates used as the basis for the estimate of credit losses during this period were modeled using historical data from peer banks and macroeconomic forecast data obtained from a third party vendor, which were then applied to Colony’s recent default experience as a starting point. As of March 31, 2026, the Company expects that the markets in which it operates will experience stable economic and unemployment conditions with the trend of delinquencies returning to more normalized levels, over the next year. Management adjusted the historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company’s estimate was a cumulative loss rate covering the expected contractual term of the portfolio.

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

The following table presents the balance and activity in the allowance for credit losses for unfunded commitments for the three month periods ended March 31, 2026 and March 31, 2025.

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025
Beginning balance	$950	$813
Provision for (recovery of) unfunded commitments	250	(123)
Ending balance	$1,200	$690

(5) Derivatives

As part of its asset liability management activities, the Company may enter into interest rate swaps to help manage its interest rate risk position and mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company entered into two interest rate swaps during the second quarter of 2023, to hedge the variability of cash flows due to changes in the benchmark Secured Overnight Financing Rate (“SOFR”) interest rate risk for its short-term funding over the term of these cash flow hedges. The Company entered into two additional interest rate swaps during the third quarter of 2024, one of which was designated as a cash flow hedge and the other a fair value hedge. In addition, the Company entered into one interest rate swap during the fourth quarter of 2024 which was also designated as a fair value hedge. Fair value hedging relationships mitigate exposure to the change in fair value of an asset or liability.

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

On August 30, 2024, the Company entered into an interest rate swap with a notional amount totaling $25.4 million with maturity dates ranging from three to 3.5 years. This swap was designated as a fair value hedge of certain fixed rate

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

assets. On September 6, 2024, the Company entered into an interest rate swap with a remaining notional amount totaling $10.0 million and a maturity date in six months. This swap was designated as a cash flow hedge of certain variable rate liabilities. On October 17, 2024, the Company entered into an interest rate swap with a notional amount totaling $25.0 million with a maturity date of three years. This swap was designated as a fair value hedge of certain fixed rate assets.

The Company had derivatives of $29,000 recorded in “Other assets” on the Company’s balance sheet at March 31, 2026, which represents fair value hedges. The derivatives recorded in “Other liabilities” on the Company’s balance sheet at March 31, 2026 have a total value of $150,000, with $131,000 representing cash flow hedges and $19,000 representing fair value hedges.

Gains were recorded on the swap transactions, which totaled $41,000 and $79,000 for the three months ended March 31, 2026 and 2025, respectively, as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to swaps are reclassified to interest income or expense as interest payments are made on the Bank’s fixed rate assets and variable rate liabilities.

The following table presents the amounts recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to the interest rate swaps for the three month periods ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025
Cash flow hedging relationships
Amount of gain(loss) recognized in OCI, net of tax	$177	$(327)
Amount of gain reclassified from OCI to interest expense, net of tax	31	59

Fair value hedging relationships
Amount of gain(loss) recognized in OCI, net of tax	209	(358)
Amount recognized in interest income, net of tax	4	70

(6) Borrowings

The following table presents information regarding the Company’s outstanding borrowings at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Federal Home Loan Bank advances	$194,981	$194,972
Other borrowings	63,156	63,132
	$258,137	$258,104

Advances from the Federal Home Loan Bank (“FHLB”) have maturities ranging from 2026 to 2029 and interest rates ranging from 3.69% to 4.73%. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans, commercial real estate loans, farmland loans, multifamily loans and HELOC loans. At March 31, 2026, the lendable collateral value of those loans pledged is $237.8 million. At March 31, 2026, the Company had remaining credit availability from the FHLB of $921.2 million. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

The Company’s debentures issued in connection with trust preferred securities are recorded as other borrowings on the consolidated balance sheets, but, subject to certain limitations, qualify as Tier 1 capital for regulatory capital purposes. At March 31, 2026 and December 31, 2025, $24.2 million of debentures underlying trust preferred securities were

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

outstanding. The proceeds from the offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the bank subsidiary. The debentures underlying the trust preferred securities require quarterly interest payments.

The Company also has fixed-to-floating rate subordinated notes which are due 2032 (the “Notes”). The Notes bear a fixed rate of 5.25% for the first five years and reset quarterly thereafter to the then current three-month SOFR, as published by the Federal Reserve Bank of New York, plus 265 basis points for the five-year floating term. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after May 20, 2027, or at any time, in whole but not in part, upon certain other specified events. At March 31, 2026 and December 31, 2025, $38.9 million and $38.9 million, respectively, of the Notes, net of debt issuance costs were outstanding. The Notes are recorded as other borrowings on the consolidated balance sheets and, subject to certain limitations, qualify as Tier 2 capital for regulatory capital purposes.

The aggregate stated maturities of other borrowed money at March 31, 2026 are as follows:

(dollars in thousands)
Year	Amount
2026	$84,981
2027	15,000
2028	65,000
2029	30,000
2030	—
2031 and After	63,156
$258,137

The Company also has available federal funds lines of credit with various financial institutions totaling $143.0 million, with no outstanding balance at March 31, 2026.

The Company has the ability to borrow funds from the Federal Reserve Bank (“FRB”) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At March 31, 2026, the Company had $121.8 million borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

(7) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock.

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents earnings per share for the three month periods ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2026	2025
Numerator
Net income available to common stockholders	$8,204	$6,613

Denominator
Weighted average number of common shares
Outstanding for basic earnings per common share	21,222,237	17,509,059
Weighted-average number of shares outstanding for diluted earnings per common share	21,222,237	17,509,059

Earnings per share - basic	$0.39	$0.38
Earnings per share – diluted	$0.39	$0.38

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

At March 31, 2026 and December 31, 2025 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	March 31,	December 31,
(dollars in thousands)	2026	2025
Loan commitments	$481,170	$334,149
Letters of credit	6,770	6,158

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

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

Legal Contingencies. In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. As of March 31, 2026, the aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.

Wire Fraud Incident and Insurance Recovery Contingency: In March 2025, the Company was the target of a wire fraud incident. Upon discovery, the Company promptly implemented enhanced internal controls and notified law enforcement and regulatory authorities. After an investigation, it was determined that the incident did not impact any customer accounts or compromise any customer data. The Company maintains insurance coverage for such incidents through both commercial insurance and through a captive insurance company that covers losses and deductibles. Based on discussions in the third quarter of 2025 with the Company’s attorneys and insurance carriers and review of applicable insurance policies, it was determined that $1.25 million would not be recoverable and therefore was recognized as an expense in the Company’s financial statements during the third quarter of 2025.

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

Generally accepted accounting principles related to Fair Value Measurements define fair value, establish a framework for measuring fair value, establish a three-level valuation hierarchy for disclosure of fair value measurement and enhance disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

●	Level 1inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
●	Level 3inputs to the valuation methodology are unobservable and represent the Company’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2026 and December 31, 2025 are as follows:

	Fair Value Measurements
	Carrying	Estimated
(dollars in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Assets
Cash and short-term investments	$295,806	$295,806	$295,806	$—	$—
Investment securities available-for-sale	375,340	375,340	—	368,616	6,724
Investment securities held-to-maturity	371,918	337,978	—	337,978	—
Other investments	19,286	19,286	—	19,286	—
Loans held for sale	16,536	16,536	—	16,536	—
Loans, net	2,413,465	2,320,320	—	—	2,320,320
Derivative assets	29	29	—	29	—

Liabilities
Deposits	3,048,419	3,045,445	—	3,045,445	—
Federal Home Loan Bank advances	194,981	194,737	—	194,737	—
Other borrowings	63,156	55,581	—	55,581	—
Derivative liabilities	150	150	—	150	—

	Fair Value Measurements
	Carrying	Estimated
(dollars in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Cash and short-term investments	$257,640	$257,640	$257,640	$—	$—
Investment securities available-for-sale	383,817	383,817	—	377,302	6,515
Investment securities held-to-maturity	386,618	354,290	—	354,290	—
Other investments	19,176	19,176	—	19,176	—
Loans held for sale	78,990	78,990	—	78,990	—
Loans, net	2,358,210	2,274,712	—	—	2,274,712
Derivative assets	—	—	—	—	—

Liabilities
Deposits	3,067,521	3,065,312	—	3,065,312	—
Federal Home Loan Bank advances	194,972	193,998	—	193,998	—
Other borrowings	63,132	55,692	—	55,692	—
Derivative liabilities	636	636	—	636	—

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

Equity Securities - Equity securities with readily determinable fair values are recorded at fair value on a recurring basis. Fair value measurement for equity securities is estimated using quoted prices of securities with similar characteristics and therefore are classified within level 2 of the valuation hierarchy.

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

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis – The following tables present the recorded amount of the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2026 and December 31, 2025, aggregated by the level in the fair value hierarchy within which those measurements fall. The tables below include collateral dependent impaired loans and other real estate properties at March 31, 2026 and December 31, 2025. Those collateral dependent impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
	Total Fair
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2026
Recurring
Investment securities available-for-sale
U.S. treasury securities	$4,799	$—	$4,799	$—
U.S. agency securities	3,065	—	3,065	—
Asset backed securities	13,862	—	13,862	—
State, county & municipal securities	106,629	—	106,629	—
Corporate debt securities	44,090	—	37,366	6,724
Mortgage-backed securities	202,895	—	202,895	—
Total investment securities available-for-sale	375,340	—	368,616	6,724
Loans held for sale	16,536	—	16,536	—
Derivative assets	29		29
Total recurring assets	$391,905	$—	$385,181	$6,724

Derivative liabilities	$150	$—	$150	$—
Total recurring liabilities	$150	$—	$150	$—

Nonrecurring
Collateral dependent loans	$9,170	$—	$—	$9,170
Other real estate owned	1,873	—	—	1,873
Total nonrecurring assets	$11,043	$—	$—	$11,043

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

		Fair Value Measurements at Reporting Date Using
	Total Fair
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2025
Recurring
Investment securities available-for-sale
U.S. treasury securities	$5,582	$—	$5,582	$—
U.S. agency securities	3,196	—	3,196	—
Asset backed securities	14,483	—	14,483	—
State, county & municipal securities	107,230	—	107,230	—
Corporate debt securities	48,807	—	42,292	6,515
Mortgage-backed securities	204,519	—	204,519	—
Total investment securities available-for-sale	383,817	—	377,302	6,515
Loans held for sale	78,990	—	78,990	—
Derivative assets	—	—	—	—
Total recurring assets	$462,807	$—	$456,292	$6,515

Derivative liabilities	$636	$—	$636	$—
Total recurring liabilities	$636	$—	$636	$—

Nonrecurring
Collateral dependent loans	$7,194	$—	$—	$7,194
Other real estate owned	1,048	—	—	1,048
Total nonrecurring assets	$8,242	$—	$—	$8,242

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at March 31, 2026 and December 31, 2025. This table is comprised of collateral dependent impaired loans and other real estate owned:

	March 31,	Valuation	Unobservable	Discount
(dollars in thousands)	2026	Techniques	Inputs	rate
Collateral dependent loans	$9,170	Appraised Value	Discounts to reflect estimated costs to sell	10%
Other real estate owned	1,873	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	10%

	December 31,	Valuation	Unobservable	Discount
(dollars in thousands)	2025	Techniques	Inputs	rate
Collateral dependent loans	$7,194	Appraised Value	Discounts to reflect estimated costs to sell	10%
Other real estate owned	1,048	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	10%

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents quantitative information about recurring level 3 fair value measurements as of March 31, 2026 and December 31, 2025.

	As of March 31, 2026
		Valuation	Unobservable	Range
(dollars in thousands)	Fair Value	Techniques	Inputs	(Weighted Avg)
Available-for-sale securities	$6,724	Discounted Cash Flow	Discount Rate or Yield	N/A

	As of December 31, 2025
		Valuation	Unobservable	Range
(dollars in thousands)	Fair Value	Techniques	Inputs	(Weighted Avg)
Available-for-sale securities	$6,515	Discounted Cash Flow	Discount Rate or Yield	N/A

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three months ended March 31, 2026 and March 31, 2025.

	Available-for-sale securities
	Three Months Ended	Three Months Ended
(dollars in thousands)	March 31, 2026	March 31, 2025
Balance, Beginning	$6,515	$8,921
Additions/Accretion	9	—
Redemptions/Payments	—	(15)
Fair value adjustments	200	202
Balance, Ending	$6,724	$9,108

The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers between levels for the three months ended March 31, 2026 and March 31, 2025.

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10) Segment Information

ASC Topic 820 - Segment Reporting identifies operating segments as components of an enterprise which are evaluated regularly by the Company’s Chief Operating Decision Maker, our Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company has applied the aggregation criterion set forth in this codification to the results of its operations. The Company’s operating segments include banking, mortgage banking and small business specialty lending division. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. The Small Business Specialty Lending Division segment derives its revenue from the origination, sales and servicing of Small Business Administration loans and other government guaranteed loans. Segment performance is evaluated using net interest income and noninterest income. Income taxes are assessed based on income before income taxes, and indirect expenses (including management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. The following tables present information reported internally for performance assessment for the three months ended March 31, 2026 and 2025:

				Small
				Business
				Specialty
			Mortgage	Lending
(dollars in thousands)	Bank		Banking	Division		Totals
Three Months Ended March 31, 2026
Net Interest Income	$28,223		$38	$942		$29,203
Provision for Credit Losses	780		—	970		1,750
Net Interest Income after Provision for Credit Losses	27,443		38	(28)		27,453
Mortgage Fee Income	49		1,886	—		1,935
Gain on Sales of SBA Loans	—		—	962		962
Other	7,082	(1)	—	713	(2)	7,795
Total Noninterest Income	7,131		1,886	1,675		10,692
Salaries and Employee Benefits	12,743		1,804	1,376		15,923
Other (3)	11,677		(102)	176		11,751
Total Noninterest Expense	24,420		1,702	1,552		27,674
Income Taxes	2,194		52	21		2,267
Net Income	$7,960		$170	$74		$8,204

Total Assets March 31, 2026	$3,619,249		$12,036	$89,328		$3,720,613

Full Time Employees March 31, 2026	426		48	32		506
(1)	Includes service charges on deposits, interchange fees, BOLI income, insurance commissions and other noninterest income.
(2)	Represents SBA loan related fee income.
(3)	Includes occupancy and equipment, acquisition related expenses, information technology expenses, professional fees, advertising and public relations, communications and other noninterest expenses.

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

				Small
				Business
				Specialty
			Mortgage	Lending
(dollars in thousands)	Bank		Banking	Division		Totals
Three Months Ended March 31, 2025
Net Interest Income	$19,989		$53	$910		$20,952
Provision for Credit Losses	1,221		—	279		1,500
Net Interest Income after Provision for Credit Losses	18,768		53	631		19,452
Mortgage Fee Income	—		1,579	—		1,579
Gain on Sales of SBA Loans	—		—	1,035		1,035
Other	5,774	(1)	—	656	(2)	6,430
Total Noninterest Income	5,774		1,579	1,691		9,044
Salaries and Employee Benefits	8,887		1,455	1,563		11,905
Other (3)	7,903		146	267		8,316
Total Noninterest Expense	16,790		1,601	1,830		20,221
Income Taxes	1,551		10	101		1,662
Net Income	$6,201		$21	$391		$6,613

Total Assets March 31, 2025	$3,065,385		$16,041	$90,399		$3,171,825

Full Time Employees March 31, 2025	366		42	35		443
(1)	Includes service charges on deposits, interchange fees, BOLI income, insurance commissions and other noninterest income.
(2)	Represents SBA loan related fee income.
(3)	Includes occupancy and equipment, information technology expenses, professional fees, advertising and public relations, communications and other noninterest expenses.

(11) Regulatory Capital Matters

The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies. Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations.

As of March 31, 2026, the Company and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized, the Company and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the tables below, and have met certain other requirements. Management believes that the Company and the Bank exceeded all well-capitalized requirements at March 31, 2026, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize regulatory capital information as of March 31, 2026 and December 31, 2025 on a consolidated basis and for the subsidiary, as defined. Regulatory capital ratios for March 31, 2026 and December 31, 2025 were calculated in accordance with the Basel III rules.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2026
Total Capital to Risk-Weighted Assets
Consolidated	$420,678	15.75%	$213,678	8.00%	$267,097	10.00%
Colony Bank	384,414	14.45	212,824	8.00	266,030	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	358,846	13.44	160,199	6.00	213,599	8.00
Colony Bank	361,509	13.59	159,607	6.00	212,809	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	334,617	12.53	120,174	4.50	173,584	6.50
Colony Bank	361,509	13.59	119,705	4.50	172,907	6.50

Tier 1 Capital to Average Assets
Consolidated	358,846	9.84	145,872	4.00	182,340	5.00
Colony Bank	361,509	9.95	145,330	4.00	181,663	5.00

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025
Total Capital to Risk-Weighted Assets
Consolidated	$418,386	15.95%	$209,849	8.00%	$262,311	10.00%
Colony Bank	378,421	14.48	209,072	8.00	261,340	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	356,702	13.60	157,369	6.00	209,825	8.00
Colony Bank	355,640	13.61	156,785	6.00	209,046	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	332,473	12.67	118,084	4.50	170,566	6.50
Colony Bank	355,640	13.61	117,589	4.50	169,850	6.50

Tier 1 Capital to Average Assets
Consolidated	356,702	10.78	132,357	4.00	165,446	5.00
Colony Bank	355,640	10.78	131,963	4.00	164,954	5.00

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12) Subsequent Events

Dividend

On April 22, 2026, the Board of Directors declared a quarterly cash dividend of $0.12 per share, to be paid on its common stock on May 20, 2026, to shareholders of record as of the close of business on May 6, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Colony Bankcorp, Inc. and our wholly owned subsidiary, Colony Bank, from December 31, 2025 through March 31, 2026 and on our results of operations for the three months ended March 31, 2026 and 2025. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto in the Company’s 2025 Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this Quarterly Report on Form 10-Q and the following:

●	the impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within the Company’s primary market areas, including the effects of continued inflationary pressures, changes in interest rates, tariffs or trade wars (including reduced consumer spending, supply chain issues, and adverse impacts to credit quality), a sustained increase in commodity prices, slowdowns in economic growth or recession, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior and credit risk as a result of the foregoing;
●	the potential adverse developments in the banking industry highlighted by high-profile bank failures and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and the increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
●	governmental monetary and fiscal policies, including interest rate policies of the FRB, as well as risks related to legislative, tax and regulatory change, including those that impact the value of the U.S. Dollar in relation to the currencies of other advanced and emerging market countries, the money supply and inflation;
●	the risk of continued changes in interest rates on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities;
●	interest rate risks (including the impact of interest rates on macroeconomic conditions, customer and client behavior, and on our net interest income), sensitivities, and the shape of the yield curve, and its impact on our financial projections and models;

●	prolonged periods of inflation and their effects on our business, profitability, and our stock price;
●	changes in borrower credit risks and payment behaviors, including the ability for borrowers under deferred payment programs to return to making full payments;
●	changes in the availability and cost of credit and capital in the financial markets;
●	changes in the prices, values and sales volumes of residential and commercial real estate, especially as they relate to the value of collateral supporting the Company’s loans;
●	the concentration of our business within our geographic areas of operation in Georgia, Alabama, Florida and neighboring markets;
●	the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
●	the risk that our asset quality may deteriorate or that our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures;
●	factors that negatively impact our mortgage banking services, including declines in our mortgage originations or profitability due to rising or elevated interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, loan modifications, the effects of judicial or regulatory requirements or guidance, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;
●	the effects of competition (including the inability to grow, or attrition of, deposits, customers and employees) from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, non-bank financial technology providers, securities brokerage firms, insurance companies, private credit funds, money market and other mutual funds and other financial institutions;
●	our ability to realize the expected benefits from our strategic initiatives or other operational and executive goals in the time period expected, which could negatively affect our future profitability;
●	risks relating to bank acquisitions, including the recent acquisition of TC Bancshares, Inc. (“TC Bancshares”), including, without limitation; the diversion of management’s time on issues related to the integration; unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following acquisitions being lower than expected; the risk of deposit and customer attrition; regulatory enforcement and litigation risk; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectations; the risks of customer and employee loss and business disruptions, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures and solicitations of customers by competitors; as well as the difficulties and risks inherent with entering new markets;
●	the risk that we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize the anticipated benefits from such acquisitions;
●	the Company’s ability to comply with any regulatory requirements and the risk that the regulatory environment may not be conducive to or may prohibit or delay the consummation of future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and may reduce the anticipated benefit;

●	risks related to our implementation of new lines of business, new products and services, new technologies, and expansion of our existing business opportunities;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	our ability to attract sufficient loans that meet prudent credit standards;
●	our ability to successfully execute our business strategy to achieve profitable growth;
●	our ability to manage our growth;
●	our ability to increase our operating efficiency;
●	the impact on the valuation of the Company’s investments due to market volatility or counterparty payment risk, as well as the effect of a decline in stock market prices;
●	inability of the risk management framework to manage risks associated with our business;
●	our ability to maintain expenses in line with current projections;
●	statutory and regulatory dividend restrictions;
●	our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;
●	restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of the Bank;
●	our ability to maintain adequate internal controls over financial reporting;
●	our dependence on our management team and our ability to motivate and retain our management team;
●	our ability to attract and retain qualified employees;
●	our ability to identify and address potential cybersecurity risks, which may be exacerbated by recent developments in generative artificial intelligence, including brute force attacks (i.e., credential stuffing), ransomware or other malware, “denial-of-service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
●	our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service, security breaches, financial difficulties with or other adverse events affecting a third-party vendor or business relationship;
●	our ability to oversee the performance of third-party service providers that provide material services to our business;

●	failure to keep pace with technological change or difficulties when implementing new technologies;
●	changes in technology or products that may be more difficult, costly, or less effective than anticipated;
●	fraudulent and negligent acts by our clients, employees or vendors, which we may not be able to prevent, detect or mitigate;
●	increased credit losses or impairment of goodwill and other intangibles;
●	potential or actual claims, damages, penalties, fines, costs, unexpected outcomes, and reputational damage resulting from new, existing, pending, or future litigation, regulatory proceedings and enforcement actions;
●	negative publicity and the impact on our reputation; including the speed and scale at which information can spread through social media or digital channels, which could amplify adverse market or customer reactions;
●	changes in accounting policies, rules and practices;
●	the impact of recent and future legislative and regulatory changes;
●	uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy, which continue to impact the outlook for future economic growth, including the U.S. continuing to impose tariffs and consideration of responsive actions by the impacted nations and/or the expansion of import fees and tariffs among a larger group of nations, which may bring greater ambiguity to the outlook for future economic growth;
●	the effects of war, regime change, civil unrest, or other conflicts, acts of terrorism, natural disasters, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions and/or increase costs;
●	risks related to the development and execution of corporate strategies and initiatives, which could impact the Company’s reputation, stakeholder relationships, or expose the Company to legal, regulatory, or compliance challenges;
●	action or inaction by the federal government, including as a result of any prolonged government shutdown (including a partial shutdown) or government intervention in the U.S. financial system and those related to credit card interest rates;
●	a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget; and
●	other risks and factors identified in our 2025 Form 10-K, this Quarterly Report on Form 10-Q for the period ended March 31, 2026, and in any of the Company’s other reports filed with the U.S. Securities and Exchange Commission and available on its website at www.sec.gov.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Quarterly Report on Form 10-Q. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward-looking statements in this Quarterly Report on Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward-Oklooking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of March 31, 2026 and December 31, 2025, and results of operations for the three month periods ended March 31, 2026 and 2025. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

At March 31, 2026, the Company had total consolidated assets of $3.7 billion, total loans, net of $2.4 billion, total deposits of $3.0 billion, and stockholders’ equity of $380.4 million. The Company reported net income of $8.2 million, or $0.39 per diluted share, for the three months ended March 31, 2026 compared to net income of $6.6 million, or $0.38 per diluted share, for the three months ended March 31, 2025. The increase in net income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was a result of an increase in interest income on loans and an increase in noninterest income, partially offset by an increase in interest expense and an increase in noninterest expense as well as the impact from the acquisition of TC Bancshares in December 2025.

Net interest income on a tax equivalent basis was $29.3 million for the first quarter of 2026 compared to $21.1 million for the first quarter of 2025, an increase of $8.2 million. This increase is the result of an increase in income on interest earning assets slightly offset with an increase in expense on interest bearing liabilities. Income on interest earning assets increased $9.3 million to $45.0 million for the first quarter of 2026 compared to the respective period in 2025. Expense on interest bearing liabilities increased $1.1 million to $15.7 million for the first quarter of 2026 compared to the respective period in 2025.

Provision for credit losses for the three months ended March 31, 2026 was $1.75 million, which represents $1.5 million in provision for credit losses on loans and $250,000 in provision for credit losses on unfunded commitments. This is compared to $1.5 million for the three months ended March 31, 2025, which represents $1.6 million in provision for credit losses on loans and $123,000 in release of credit losses on unfunded commitments. For the first quarter of 2026, there were net charge-offs of $1.7 million compared to $606,000 for the same period in 2025. Colony’s allowance for credit losses on loans was $21.7 million, or 0.90% of total loans at March 31, 2026, compared to $23.0 million, or 1.04% of total loans, at December 31, 2025. The increase in net charge-offs was primarily due to SBA loans in the Small Business Specialty Lending (“ SBSL”) portfolio as well as increases in commercial, financial & agricultural and consumer loans. At March 31, 2026 and December 31, 2025, nonperforming assets were $19.9 million and $24.7 million, or 0.53% and 0.66% of total assets, respectively.

Noninterest income of $10.7 million for the first quarter of 2026 represents an increase of $1.7 million, or 18.5%, from the first quarter of 2025. These increases are a result of increases in service charges on deposits, mortgage fee income, insurance commissions, interchange fees, and income from Colony Financial Advisors, which is included in other noninterest income. See “Table 3 - Noninterest Income” for more detail and discussion on the primary drivers to the increase in noninterest income.

For the three months ended March 31, 2026, noninterest expense was $27.7 million, an increase of $7.5 million, or 36.9%, from the same period in 2025. Increases in noninterest expense for both periods were a result of increases in salaries and employee benefits, occupancy and equipment, acquisition related expenses, information technology expenses, professional fees and other noninterest expenses. See “Table 4 - Noninterest Expense” for more detail and discussion on the primary drivers to the increase in noninterest expense.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with GAAP and conform to general practices within the banking industry. We have identified certain of its accounting policies as “critical accounting policies,” consisting of those related to business combinations, allowance for credit losses and income taxes. In determining which accounting policies are critical in nature, we have identified the policies that require significant judgment or involve complex estimates. It is management’s practice to discuss critical accounting policies with the Board of Directors’ Audit Committee on a periodic basis, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on the Company’s unaudited interim consolidated financial statements. Our financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in Note 1 of our consolidated financial statements as of December 31, 2025, which are included in the Company’s 2025 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. Other than our methodology for estimating allowance for credit losses (mentioned below), there have been no significant changes to the Significant Accounting Policies as described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2025, which are included in the Company’s 2025 Form 10-K.

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

Liquidity sources and capital ratios

The Company’s uninsured deposits represented 32.21% of total Bank deposits at March 31, 2026 compared to 31.65% of total Bank deposits at December 31, 2025. Adjusted uninsured deposits (which excludes deposits collateralized by public funds and internal accounts) represented 20.35% of total Bank deposits at March 31, 2026 compared to 18.62% of total Bank deposits at December 31, 2025. The Company continues to maintain strong liquidity with available sources of funding of approximately $1.9 billion at March 31, 2026. Furthermore, the Company’s capital remains strong with common equity Tier 1 and total capital ratios of 12.5% and 15.8%, respectively, as of March 31, 2026.

Results of Operations

We reported net income and diluted earnings per share of $8.2 million and $0.39, respectively, for the first quarter of 2026. This compares to net income and diluted earnings per share of $6.6 million and $0.38, respectively, for the same period in 2025.

Net Interest Income

Net interest income, which is the difference between interest earned on assets and the interest paid on deposits and borrowed funds, is the single largest component of total revenue. Management strives to optimize this income while balancing interest rate, credit and liquidity risks.

The banking industry uses two key ratios to measure relative profitability of net interest income: net interest spread and net interest margin. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread eliminates the effect of noninterest-bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is an indication of the profitability of a company’s balance sheet and is defined as net interest income as a percent of average total interest-earning assets, which includes the positive effect of funding a portion of interest-earning assets with noninterest-bearing deposits and stockholders’ equity.

Fully taxable equivalent net interest income for the first quarter of 2026 and 2025 was $29.4 million and $21.1 million, respectively. This increase period over period can be seen in increases in rates and volume on loans as well as a decrease in rates paid on deposits and other borrowings. The net interest margin for the first quarter of 2026 and 2025 was 3.48% and 2.93%, respectively. This increase in the net interest margin for the first quarter of 2026 compared to the same period in 2025 is the result of a combination of increased earnings asset yields through loan growth, repricing, and accretion income on acquired loans which was partially accelerated due to prepayments of acquired loans during the quarter. Additionally, a reduction in the overall cost of funds contributed to the increase in net interest margin when compared to the same period in 2025.

The following tables indicate the relationship between interest income and interest expense and the average amounts of assets and liabilities for the periods indicated. As shown in the tables below, both average assets and average liabilities increased for the three months ended March 31, 2026 compared to the same period in 2025. The increase in average assets was driven by the increase in loans of $530.5 million and deposits in banks of $10.5 million, which was partially offset by decreases in investment securities of $41.3 million. The increase in average assets was also attributable to the TC Bancshares acquisition. The increase in average liabilities of $396.8 million was primarily attributed to the TC Bancshares acquisition. The net interest spread, as well as the net interest margin, will continue to be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.

The yield on total interest-bearing liabilities decreased from 2.46% in the first quarter of 2025 to 2.28% in the first quarter of 2026. This decrease was primarily due to decreases in the federal funds interest rate of 75 basis points during the fourth quarter of 2025, along with the addition of deposits from the TC Bancshares merger in December 2025.

Table 1 - Average Balance Sheet and Net Interest Analysis

	Three Months Ended March 31,
	2026			2025
	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-earning assets:
Loans held for sale	$21,863	$454	8.42%	$23,253	$328	5.73%
Loans, net of unearned income(1)	2,399,971	37,568	6.35	1,869,476	27,716	6.01
Investment securities, taxable	668,824	4,537	2.75	710,293	4,837	2.76
Investment securities, tax-exempt(2)	94,588	489	2.10	94,379	494	2.12
Deposits in banks and short term investments	240,446	1,993	3.36	229,016	2,322	4.11
Total interest-earning assets	3,425,692	45,041	5.33%	2,926,417	35,697	4.95%
Noninterest-earning assets	272,971			222,904
Total assets	$3,698,663			$3,149,321
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$1,725,632	5,951	1.40%	$1,549,509	6,468	1.69%
Other time	812,531	6,863	3.43	601,920	5,305	3.57
Total interest-bearing deposits	2,538,163	12,814	2.05	2,151,429	11,773	2.22
Federal Home Loan Bank advances	195,000	1,985	4.13	185,000	1,873	4.10
Other borrowings	63,141	888	5.71	63,048	927	5.97
Total other interest-bearing liabilities	258,141	2,873	4.51	248,048	2,800	4.58
Total interest-bearing liabilities	2,796,304	15,687	2.28%	2,399,477	14,573	2.46%
Noninterest-bearing liabilities:
Demand deposits	487,298			455,277
Other liabilities	35,479			16,016
Stockholders' equity	379,582			278,551
Total noninterest-bearing liabilities and stockholders' equity	902,359			749,844
Total liabilities and stockholders' equity	$3,698,663			$3,149,321
Interest rate spread			3.05%			2.49%
Net interest income		$29,354			$21,124
Net interest margin			3.48%			2.93%
1.	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable-equivalent adjustments totaling $48,000 and $68,000 for the three months ended March 31, 2026 and 2025, respectively, are calculated using the statutory federal tax rate and are included in income and fees on loans. Accretion income of $1.3 million and $20,000 for the three months ended March 31, 2026 and 2025, respectively, are also included in income and fees on loans.
2.	Taxable-equivalent adjustments totaling $103,000 and $104,000 for the three months ended March 31, 2026 and 2025, respectively, are calculated using the statutory federal tax rate and are included in tax-exempt interest on investment securities.

Table 2 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis

	Three Months Ended March 31, 2026
	Compared to Three Months Ended March 31, 2025 Increase (Decrease) Due to Changes in
(dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans held for sale	$(2,713)	$2,839	$126
Loans, net of unearned fees	3,882	5,970	9,852
Investment securities, taxable	(258)	(42)	(300)
Investment securities, tax-exempt	376	(381)	(5)
Deposits in banks and short term investments	21,478	(21,807)	(329)
Total interest-earning assets (FTE)	22,765	(13,421)	9,344
Interest-bearing liabilities:
Interest-Bearing Demand and Savings Deposits	260,414	(260,931)	(517)
Time Deposits	148,733	(147,175)	1,558
Federal Home Loan Bank Advances	71	41	112
Other Borrowed Money	185	(224)	(39)
Total interest-bearing liabilities	409,403	(408,289)	1,114
Increase (decrease) in net interest income (FTE)	$(386,638)	$394,868	$8,230

Provision for Credit Losses

The provision for credit losses recorded in each period is based on the amount required such that the total allowance for credit losses reflects the appropriate balance, in the estimation of management, sufficient to cover expected credit losses over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur. Provision for credit losses for the three months ended March 31, 2026 was $1.75 million, compared to $1.5 million for the same period in 2025. The provision for credit losses for the three months ended March 31, 2026 includes $1.5 million in credit losses on loans and $250,000 in credit losses on unfunded commitments. The provision for credit losses for the three months ended March 31, 2025 includes $1.6 million in credit losses on loans and $123,000 in release of credit losses on unfunded commitments. See the section captioned “Loans and Allowance for Credit Losses” elsewhere in this discussion for further analysis of the provision for credit losses.

Noninterest Income

The following table represents the major components of noninterest income for the periods indicated.

Table 3 - Noninterest Income

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	Amount	Percent
Service charges on deposits	$2,561	$2,172	$389	17.90%
Mortgage fee income	1,935	1,579	356	22.56
Gain on sales of SBA loans	962	1,035	(73)	(7.01)
Other SBA income	714	656	58	8.79
Interchange fees	2,186	1,938	248	12.80
BOLI income	477	396	81	20.52
Insurance commissions	844	469	375	80.00
Other	1,013	799	214	26.84
Total noninterest income	$10,692	$9,044	$1,648	18.22%

Noninterest income increased for the three month period ended March 31, 2026 as compared to the same period in 2025. The increase was primarily a result of increases in service charges on deposits, mortgage fee income, insurance commissions, interchange fees and other noninterest income partially offset by a decrease in gain on sales of SBA loans.

Service charges on deposits. For the three months ended March 31, 2026, service charges on deposits increased compared to the same period ended March 31, 2025. This increase was related to increases in deposit account fees implemented during the last half of 2025 as well as the impact of the TC Bancshares acquisition.

Mortgage Fee Income. For the three months ended March 31, 2026, mortgage fee income increased compared to the same period ended March 31, 2025. This increase in mortgage fee income was the result of higher mortgage production in first quarter of 2026 compared to the prior respective period in 2025.

Gain on sales of SBA loans. For the three months ended March 31, 2026, net realized gains on the sale of the guaranteed portion of SBA loans decreased as compared to the same period ended March 31, 2025. This decrease was related to decreased loan production and sales in first quarter of 2026 in the SBSL division.

Other SBA income. For the three months ended March 31, 2026, other SBA income increased slightly as compared to the same period ended March 31, 2025, primarily related to an increase in servicing fee income.

BOLI income. For the three months ended March 31, 2026, BOLI income was slightly higher when compared to the same period ended March 31, 2025 due to normal fluctuations in cash surrender value as well as the addition of BOLI polices from the TC Bancshares acquisition.

Interchange fees. For the three months ended March 31, 2026, interchange fee income was slightly higher than the same period ended March 31, 2025. This increase in interchange fees is the result of customer use of our card programs and fluctuating purchasing habits between periods.

Insurance commissions. For the three months ended March 31, 2026, insurance commissions increased compared to the same periods ended March 31, 2025. This variance is volume driven by activity in the Company’s insurance division and was also impacted by the acquisition of the Ellerbee Insurance Agency in the second quarter of 2025.

Other noninterest income. For the three months ended March 31, 2026, other noninterest income increased as compared to the same period ended March 31, 2025. The increase in other noninterest income was primarily attributable to increases in wealth advisory and merchant services, and increases in gains on sales of other real estate and fixed assets along with decreased losses on repossessed assets, offset by a decrease in equity investment market valuation gains.

Noninterest Expense

The following table represents the major components of noninterest expense for the periods indicated.

Table 4 - Noninterest Expense

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	Amount	Percent
Salaries and employee benefits	$15,923	$11,905	$4,018	33.75%
Occupancy and equipment	1,957	1,580	377	23.88
Acquisition related expenses	1,637	—	1,637	100.00
Information technology expenses	2,774	2,477	297	11.97
Professional fees	1,120	748	372	49.75
Advertising and public relations	1,106	805	301	37.38
Communications	224	205	19	9.50
Other	2,933	2,501	432	17.28
Total noninterest expense	$27,674	$20,221	$7,453	36.86%

Noninterest expense increased for the three months ended March 31, 2026 compared to the same periods in 2025.

Salaries and employee benefits. Salaries and employee benefits for the three months ended March 31, 2026 increased as compared to the same period ended March 31, 2025. This increase was primarily due to the increase in salaries and employee benefits expenses attributed to the additional employees from the Ellerbee Insurance Agency acquisition in April 2025 and the TC Bancshares acquisition in December 2025. In addition, there were increases in commissions paid in 2026 related to SBSL and Colony Financial Advisors.

Occupancy and equipment. Occupancy and equipment expenses increased for the three months ended March 31, 2026 compared to the same period ended March 31, 2025. Increases occurred in utilities and lease expenses primarily due to the impact of the above listed acquisitions in 2025.

Acquisition related expenses. Acquisition related expenses increased for the three months ended March 31, 2026 compared to the same period ended March 31, 2025 and consists primarily of professional fees, information technology expenses, advertising, and costs associated with a lease buyout, all attributable to the merger with TC Bancshares.

Information technology expenses. Information technology expenses increased for the three months ended March 31, 2026 compared to the same period ended March 31, 2025. This increase relates primarily to increases in software, data processing and ATM expenses, which were all impacted by the above listed acquisitions in 2025.

Professional fees. Professional fees increased for the three months ended March 31, 2026 compared to the same periods ended March 31, 2025. These increases relate to increases in legal and consulting fees impacted by the TC Bancshares acquisition.

Advertising and public relations. Advertising and public relations expenses increased for the three months ended March 31, 2026 compared to the same period ended March 31, 2025. The quarter over quarter increase was related to increases in subscriptions, marketing and advertising, which were all impacted by the TC Bancshares acquisition.

Communications. Communications expense increased for the three months ended March 31, 2026 compared to the same period ended March 31, 2025. The change is related to fluctuations in data circuit fees.

Other noninterest expense. Other noninterest expense increased for the three months ended March 31, 2026 as compared to the same period ended March 31, 2025. The increase was primarily due to increases in travel, meals and entertainment, insurance, postage and stationery and supplies, all impacted by the above listed acquisitions.

Income Tax Expense

Income tax expense for the three months ended March 31, 2026 was $2.3 million, compared to $1.7 million for the same period in 2025. The Company’s effective tax rate for the three months ended March 31, 2026 was 21.6% compared to 20.1% for the three months ended March 31, 2025. The largest driver of the difference is the tax-exempt income primarily from BOLI and tax-exempt interest as well as the impact related to the acquisition of TC Bancshares in the fourth quarter of 2025.

Balance Sheet Review

Total assets were $3.7 billion at March 31, 2026 and December 31, 2025.

Loans and Allowance for Credit Losses

At March 31, 2026, gross loans outstanding (excluding loans held for sale) were $2.41 billion, an increase of $32.2 million, or 1.35%, compared to $2.38 billion at December 31, 2025.

At March 31, 2026, approximately 64.2% of our loans were secured by commercial real estate. Our total commercial real estate loans have decreased slightly since December 31, 2025 while residential, commercial, financial & agricultural and consumer loans all increased. We continue to maintain loan growth at disciplined pricing levels which has contributed to an improved net interest margin.

The following table presents a summary of the loan portfolio as of March 31, 2026 and December 31, 2025.

Table 5 - Loans Outstanding

(dollars in thousands)	March 31, 2026	December 31, 2025
Construction, land & land development	$309,161	$302,512
Other commercial real estate	1,240,210	1,249,720
Total commercial real estate	1,549,371	1,552,232
Residential real estate	483,247	459,549
Commercial, financial & agricultural	220,933	218,532
Consumer and other	159,914	150,911
Total loans	$2,413,465	$2,381,224

Loans totaled $2.41 billion at March 31, 2026, an increase of 1.4% from $2.38 billion at December 31, 2025, which was primarily attributable to organic loan growth. The majority of the Company’s loan portfolio is comprised of real estate loans. Commercial and residential real estate loans which is primarily for 1-4 family residential properties, nonfarm nonresidential properties and real estate construction loans made up 84.2% and 84.5% of total loans at March 31, 2026 and December 31, 2025, respectively. Commercial, financial and agricultural loans represents 9.1% of total loans at March 31, 2026 and 9.2% at December 31, 2025. Consumer and other loans increased to 6.6% of total loans at March 31, 2026 from 6.3% at December 31, 2025.

The following table presents total loans as of March 31, 2026 according to maturity distribution and/or repricing opportunity on adjustable rate loans.

		After one year	After five
	One year	through five	years through	After fifteen
(dollars in thousands)	or less	years	fifteen years	years	Total
Construction, land & land development	$240,993	$36,929	$25,963	$5,276	$309,161
Other commercial real estate	370,568	602,405	262,568	4,669	1,240,210
Total commercial real estate	611,561	639,334	288,531	9,945	1,549,371
Residential real estate	129,232	180,618	75,908	97,489	483,247
Commercial, financial & agricultural	143,649	49,869	27,415	—	220,933
Consumer and other	8,698	48,041	49,401	53,774	159,914
Total loans, net of unearned fees	$893,140	$917,862	$441,255	$161,208	$2,413,465

The following table presents the maturity distribution of the Company’s loans at March 31, 2026 split between loans that have fixed interest rates or loans with variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

		After One	After Five
	Due in One	Year, but	Years, but
	Year or	within	within Fifteen	After Fifteen
(dollars in thousands)	Less	Five Years	Years	Years	Total
Loans with fixed interest rates:
Construction, land & land development	$5,251	$31,829	$12,629	$5,276	$54,985
Other commercial real estate	107,912	520,897	259,041	4,669	892,519
Total commercial real estate	113,163	552,726	271,670	9,945	947,504
Residential real estate	22,054	61,903	22,709	97,489	204,155
Commercial, financial & agricultural	27,605	45,616	27,415	—	100,636
Consumer and other	8,168	48,028	49,401	53,774	159,371
Total loans with fixed interest rates, net of unearned fees	170,990	708,273	371,195	161,208	1,411,666

Loans with floating interest rates:
Construction, land & land development	235,742	5,100	13,334	—	254,176
Other commercial real estate	262,656	81,508	3,527	—	347,691
Total commercial real estate	498,398	86,608	16,861	—	601,867
Residential real estate	107,178	118,715	53,199	—	279,092
Commercial, financial & agricultural	116,044	4,253	—	—	120,297
Consumer and other	530	13	—	—	543
Total loans with floating interest rates, net of unearned fees	722,150	209,589	70,060	—	1,001,799

Total loans, net of unearned fees	$893,140	$917,862	$441,255	$161,208	$2,413,465

The Company’s risk mitigation processes include an independent loan review designed to evaluate the credit risk in the loan portfolio and to ensure credit grade accuracy. The analysis serves as a tool to assist management in assessing the overall credit quality of the loan portfolio and the adequacy of the allowance for credit losses. Loans classified as “substandard” are loans which are inadequately protected by the current credit worthiness and paying capacity of the borrower and/or the collateral pledged. These assets exhibit well-defined weaknesses or are showing signs there is a distinct possibility the Company will sustain some loss if the deficiencies are not corrected. These weaknesses may be characterized by past due performance, operating losses and/or questionable collateral values. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but have an increased risk of loss. Loans classified as “loss” are those loans which are considered uncollectible and are in the process of being charged off.

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

The allowance for credit losses on loans was $21.7 million at March 31, 2026 compared to $20.0 million at March 31, 2025, an increase of $1.7 million, or 8.5%. The allowance for credit losses on loans as a percentage of loans was 0.90% and 1.04% at March 31, 2026 and 2025, respectively. The provision for credit losses was $1.75 million compared to $1.5 million for the three months ended March 31, 2026 and March 31, 2025, respectively. The provision for credit losses for the quarter ended March 31, 2026 includes $1.5 million in credit losses on loans and $250,000 in credit losses on unfunded commitments. The provision for credit losses for the quarter ended March 31, 2025 includes $1.6 million in credit losses on loans and a release of $123,000 in credit losses on unfunded commitments. For the three month period ended March 31, 2026, we experienced increases in net charge-offs primarily related to SBA loans in our SBSL portfolio which represented 55.1% of total net charge-offs for the period along with increases in commercial, financial & agricultural and consumer loans. Accordingly, the amount of provision expense recorded in each period was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, that was sufficient to cover expected credit losses on loans over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur.

Additional information about the Company’s allowance for credit losses is provided in Note 4 to our consolidated financial statements as of March 31, 2026, included elsewhere in this Quarterly Report on Form 10-Q.

The following table presents an analysis of the allowance for credit losses on loans as of and for the three months ended March 31, 2026 and 2025:

Table 6 - Analysis of Allowance for Credit Losses on Loans

	March 31, 2026		March 31, 2025
(dollars in thousands)	Reserve	%*	Reserve	%*
Construction, land & land development	$2,252	12.8%	$1,078	10.9%
Other commercial real estate	6,309	51.4%	6,515	54.8%
Residential real estate	5,475	20.0%	5,753	18.0%
Commercial, financial & agricultural	4,112	9.2%	3,545	11.1%
Consumer and other	3,557	6.6%	3,106	5.2%
	$21,705	100%	$19,997	100%
*	Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

The following table presents a summary of allowance for credit loss for the three months ended March 31, 2026 and 2025.

Table 7 - Summary of Allowance for Credit Losses on Loans

	Three Months Ended
	March 31,	March 31,
(dollars in thousands)	2026	2025
Allowance for credit losses on loans - beginning balance	$23,014	$18,980
Adjustment on acquired loans	(1,100)	—
Charge-offs:	—
Other commercial real estate	475	180
Residential real estate	50	1
Commercial, financial & agricultural	741	262
Consumer and other	519	276
Total charge-offs	1,785	719
Recoveries:
Construction, land & land development	1	1
Other commercial real estate	—	5
Residential real estate	1	40
Commercial, financial & agricultural	42	55
Consumer and other	32	12
Total recoveries	76	113
Net charge-offs	1,709	606
Provision for credit losses on loans	1,500	1,623
Allowance for credit losses on loans- ending balance	$21,705	$19,997

Net charge-offs to average loans (annualized)	0.29%	0.13%
Allowance for credit losses on loans to total loans	0.90	1.04
Allowance to nonperforming loans	122.10	160.26

Management believes the allowance for credit losses for loans is adequate to provide for losses expected in the loan portfolio as of March 31, 2026.

Nonperforming Assets

Asset quality experienced improvement during the first three months of 2026. Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned (“OREO”). Nonaccrual loans totaled $17.6 million at March 31, 2026, a decrease of $5.8 million, or 24.7%, from $23.4 million at December 31, 2025. There were fourteen loans contractually past due 90 days or more and still accruing totaling $178,000 at March 31, 2026, compared to eight loans totaling $95,000 at December 31, 2025. There was $205,000 in repossessed personal property at March 31, 2026, and $190,000 at December 31, 2025. OREO totaled $1.9 million at March 31, 2026, compared to $1.0 million at December 31, 2025, which represents the addition of seven properties totaling $1.7 million and the sale of two properties which totaled $659,000. As of March 31, 2026, total nonperforming assets as a percent of total assets decreased to 0.53% compared with 0.66% at December 31, 2025. The decrease in nonperforming assets was primarily the result of decreases in all loan segments except residential real estate loans, partially offset by repayments, payoffs and charged off loans.

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

Nonperforming assets at March 31, 2026 and December 31, 2025 were as follows:

Table 8 - Nonperforming Assets

(dollars in thousands)	March 31, 2026	December 31, 2025
Nonaccrual loans	$17,599	$23,380
Loans past due 90 days and accruing	178	95
Total nonperforming loans	17,777	23,475
Other real estate owned	1,873	1,048
Repossessed assets	205	190
Total nonperforming assets	$19,855	$24,713
Nonperforming loans by loan segment
Construction, land & land development	$92	$1,132
Commercial real estate	6,629	9,663
Residential real estate	4,662	4,501
Commercial, financial & agricultural	5,985	7,883
Consumer & other	409	296
Total nonperforming loans	$17,777	$23,475
Nonperforming assets as a percentage of:
Total loans, OREO and foreclosed assets	0.82%	1.04%
Total assets	0.53%	0.66%
Nonperforming loans as a percentage of total loans	0.74%	0.99%

The Company had no loans modified due to financial difficulty during the three month period ended March 31, 2026. See Note 3 - Loans, included elsewhere in this Quarterly Report on Form 10-Q for additional details on loan modifications.

Deposits

Deposits at March 31, 2026 and December 31, 2025 were as follows:

Table 9 - Deposits

(dollars in thousands)	March 31, 2026	December 31, 2025
Noninterest-bearing demand	$495,234	$526,803
Interest-bearing demand	927,768	932,262
Savings and money market	806,434	787,811
Time, $250,000 and over	237,311	239,175
Other time	581,672	581,470
Total deposits	$3,048,419	$3,067,521

Total deposits decreased $19.1 million to $3.05 billion at March 31, 2026 from $3.07 billion at December 31, 2025. As of March 31, 2026, 16.2% of total deposits were comprised of noninterest-bearing accounts and 83.8% were comprised of interest-bearing deposit accounts, compared to 17.2% and 82.8% as of December 31, 2025, respectively. The overall decrease in our deposits was primarily due to a decrease in noninterest-bearing deposits, partially offset by increases in savings and money market deposits due to seasonality in customer deposit balances.

We had $136.9 million in brokered deposits at March 31, 2026 and $131.9 million at December 31, 2025. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors, and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the FHLB.

The Company’s estimated uninsured deposits were $989.4 million at March 31, 2026, or 32.21% of total Bank deposits, compared to $980.0 million at December 31, 2025, or 31.65% of total Bank deposits. Adjusted uninsured deposit estimate (which excludes deposits collateralized by public funds and internal accounts) were $625.1 million at March 31, 2026, or 20.35% of total Bank deposits, compared to $576.5 million at December 31, 2025, or 18.62% of total Bank deposits. Adjusted uninsured deposits represent a small percentage of our overall deposits, which increases the stability of our deposit base and lowers our overall funding risk.

The following table presents average deposits outstanding and the average rate paid on deposits by the Company at March 31, 2026 and March 31, 2025.

(dollars in thousands)	March 31, 2026		March 31, 2025
Noninterest-bearing demand	$487,298	—	$455,277	—
Interest-bearing demand and savings	1,725,632	1.40%	1,549,509	1.69%
Time deposits	812,531	3.43	601,920	3.57
Total deposits	$3,025,461	1.72%	$2,606,706	1.83%

The following table presents the maturities of the Company’s time deposits as of March 31, 2026.

	Time	Time
	Deposits	Deposits
	$250,000	Less than
(dollars in thousands)	or Greater	$250,000	Total
Months to Maturity
3 months or less	$110,993	$228,199	$339,192
Over 3 months through 6 months	64,516	178,175	242,691
Over 6 months through 12 months	53,812	124,275	178,087
Over 12 months	7,990	51,023	59,013
	$237,311	$581,672	$818,983

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

See Note 8 to our consolidated financial statements as of March 31, 2026, included elsewhere in this Form 10-Q, for a table setting forth the financial instruments that were outstanding whose contract amounts represent credit risk and more information regarding our off-balance sheet arrangements as of March 31, 2026 and December 31, 2025.

Liquidity

An important part of the Bank’s liquidity resides in the asset portion of the balance sheet, which provides liquidity primarily through loan interest and principal repayments and the maturities and sales of securities, as well as the ability to use these assets as collateral for borrowings on a secured basis.

The Bank’s main source of liquidity is customer interest-bearing and noninterest-bearing deposit accounts. Liquidity is also available from wholesale funding sources consisting primarily of federal funds purchased, FHLB advances and brokered deposits. These sources of liquidity are generally short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs.

To manage long-term liquidity, the Bank may utilize long-term FHLB advances, subordinated debt issuances, or the sale of investment securities to support structural balance sheet growth and satisfy extended funding requirements.

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, the Company and the Bank have established multiple borrowing sources to augment their funds management. The Company has borrowing capacity through membership in the FHLB program. The Bank has also established overnight borrowing for federal funds purchased through various correspondent banks. There were no outstanding balances of federal funds purchased at March 31, 2026 and December 31, 2025, respectively.

Cash and cash equivalents at March 31, 2026 and December 31, 2025 were $295.8 million and $257.6 million, respectively. Cash and cash equivalents have increased since year end 2025, partially due to maturities and paydowns of investment securities and loan maturities and payoffs. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs without any material adverse impact on our operating results.

Liquidity management involves the matching of cash flow requirements of customers and the ability of the Company to manage those requirements. These requirements of customers include, but are not limited to, deposits being withdrawn or providing assurance to borrowers that sufficient funds are available to meet their credit needs. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term assets at any given time will adequately cover any reasonably anticipated need for funds. Additionally, we maintain relationships with correspondent banks, which could provide funds on short notice, if needed. We have also invested in FHLB stock for the purpose of establishing credit lines with the FHLB. At March 31, 2026 and December 31, 2025, we had $195.0 million of outstanding advances from the FHLB for both periods. Based on the values of loans pledged as collateral, we had $921.2 million and $747.0 million of additional borrowing availability with the FHLB at March 31, 2026 and December 31, 2025, respectively.

Other sources of liquidity include availability from the Federal Reserve Discount Window of $121.8 million of which there was no outstanding balance at March 31, 2026. The Company also had unencumbered securities of $369.8 million, $242.8 million in FRB Reserves and $51.6 million in other cash and due from banks as of March 31, 2026. Unencumbered investment securities provide the ability to either be pledged as collateral with borrowing sources or sold and converted to cash.

The Company’s material cash requirements consist primarily of unfunded loan commitments, trust preferred securities payments and dividends to shareholders.  We believe our current cash and cash equivalents, expected cash flows from operations and existing liquidity will be sufficient to meet these requirements. However, external financing from our funding sources mentioned above may be utilized if necessary.

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

The liquidity position of the Company is continuously monitored, and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material adverse effect on the Company.

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

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of March 31, 2026 and December 31, 2025. The Company and the Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of March 31, 2026 and December 31, 2025. There have been no conditions or events since March 31, 2026 that management believes would change this classification.

Table 10 - Capital Ratio Requirements

	Minimum
	Requirement	Well-capitalized
Risk-based ratios:
Common equity tier 1 capital (CET1)	4.5%	6.5%
Tier 1 capital	6.0	8.0
Total capital	8.0	10.0
Leverage ratio	4.0	5.0

Table 11 - Capital Ratios

Company	March 31, 2026	December 31, 2025
CET1 risk-based capital ratio	12.53%	12.67%
Tier 1 risk-based capital ratio	13.44	13.60
Total risk-based capital ratio	15.75	15.95
Leverage ratio	9.84	10.78

Colony Bank
CET1 risk-based capital ratio	13.59%	13.61%
Tier 1 risk-based capital ratio	13.59	13.61
Total risk-based capital ratio	14.45	14.48
Leverage ratio	9.95	10.78

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures are credit risk, interest rate risk, and to a lesser degree, liquidity risk. The Bank operates under an Asset Liability Management Policy which is approved by the Asset/Liability Management Committee, which is a Board committee that meets regularly. The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a simulation model which projects the impact of changes in interest rates on the Bank’s assets and liabilities. The policy also outlines responsibility for monitoring interest rate risk and the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Bank’s interest rate risk objectives.

The following table presents our interest sensitivity position at the dates indicated.

Table 12 - Interest Sensitivity

	Increase (Decrease) in Net Interest Income from Base Scenario at
	March 31, 2026	December 31, 2025
Changes in rates
200 basis point increase	6.75%	8.10%
100 basis point increase	3.37	4.33
100 basis point decrease	0.51	(0.63)
200 basis point decrease	0.48	(1.72)

See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s 2025 Form 10-K for additional disclosures related to market and interest rate risk.

There are no material changes during the period covered by this Report to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” previously disclosed in the Company’s 2025 Form 10-K.

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s senior management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2026, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Part I - Item IA - Risk Factors” of the Company’s 2025 Form 10-K, which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

There are no material changes during the period covered by this Report to the risk factors previously disclosed in the Company’s 2025 Form 10-K.

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	There were no unregistered shares of the Company’s common stock sold during the three-month period ended March 31, 2026.
(b)	Not applicable.
(c)	The table below sets forth information regarding repurchases of our common stock during the first quarter of 2026.

			Total Number of Shares	Maximum Approximate Dollar
			Purchased as Part of	Value of Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced Plans	Purchased Under the Plans or
(dollars in thousands, except per share data)	Shares Repurchased	per Share	or Programs	Programs
January 1, 2026 to January 31, 2026	—	$—	—	$—
February 1, 2026 to February 28, 2026	35,672	19.97	35,672	6,674
March 1, 2026 to March 31, 2026	53,437	19.66	53,437	5,624
Total	89,109	$19.78	89,109	$5,624

On December 18, 2025, the Board of Directors of the Company authorized the extension of the stock buyback program approved in October 2022, under which the Company may repurchase up to $12 million of its outstanding common stock. Repurchases under this program may be made from time to time through open market purchases, privately negotiated transactions or such other manners as will comply with applicable laws and regulations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The buyback program does not obligate the Company to purchase any particular number of shares and there is no guarantee as to the exact number of shares that will be repurchased by the Company. An extension was previously authorized by the Board in December 2024 which extended the program through the end of 2025. This authorization extends the program until the end of 2026 but may be suspended, modified or terminated by the Company at any time and for any reason, without prior notice.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Pursuant to Item 408(a) of Regulation S-K, none of the Company’s directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2026.

ITEM 6 – EXHIBITS

2.1

Agreement and Plan of Merger, dated July 23, 2025, by and between Colony Bankcorp, Inc. and TC Bancshares, Inc. - filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 23, 2025 and incorporated herein by reference.

3.1	Articles of Incorporation, As Amended -filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2014 and incorporated herein by reference.

3.2

Articles of Amendment to Articles of Incorporation, As Amended, filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 12, 2022 and incorporated herein by reference.

3.3	Amended and Restated Bylaws -filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 18, 2020 and incorporated herein by reference.

10.1

Employment Agreement between Colony Bankcorp, Inc. and Derek Shelnutt, filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K, filed with the Commission on January 28, 2026 and incorporated herein by reference.

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Income for the Three months ended March 31, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three months ended March 31, 2026 and 2025; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three months ended March 31, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

104	The cover page from Colony Bankcorp, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colony Bankcorp, Inc.

/s/ T. Heath Fountain
Date: May 8, 2026	T. Heath Fountain
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	/s/ Derek Shelnutt
Derek Shelnutt
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)