Form 10-Q
period 2026-06-30
COLONY BANKCORP INC
filed 2026-08-05
CIK 711669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 3, 2026, the registrant had 21,220,965 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COLONY BANKCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$25,257	$27,307
Interest-bearing deposits in banks and federal funds sold	134,362	230,333
Cash and cash equivalents	159,619	257,640
Investment securities available-for-sale, at fair value (amortized cost $400,194 and $412,395 respectively)	370,821	383,817
Investment securities held-to-maturity, at amortized cost (fair value $331,123 and $354,290, respectively)	365,251	386,618
Other investments	17,864	19,176
Loans held for sale	24,218	78,990
Loans, net of unearned income	2,464,834	2,381,224
Allowance for credit losses	(22,034)	(23,014)
Loans, net	2,442,800	2,358,210
Premises and equipment	37,139	37,045
Other real estate owned	1,829	1,048
Goodwill	63,047	63,873
Other intangible assets	6,971	7,851
Bank-owned life insurance	68,693	68,457
Deferred income taxes, net	17,986	19,582
Other assets	51,345	53,094
Total assets	$3,627,583	$3,735,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Noninterest-bearing	$464,062	$526,803
Interest-bearing	2,508,114	2,540,718
Total deposits	2,972,176	3,067,521
Federal Home Loan Bank advances	169,989	194,972
Other borrowings	63,179	63,132
Other liabilities	32,273	33,856
Total liabilities	3,237,617	3,359,481

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued or outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, par value $1.00 per share; 50,000,000 shares authorized, 21,158,353 and 21,251,695 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	21,158	21,252
Paid-in capital	227,246	228,577
Retained earnings	174,558	160,584
Accumulated other comprehensive loss, net of tax	(32,996)	(34,493)
Total stockholders’ equity	389,966	375,920
Total liabilities and stockholders’ equity	$3,627,583	$3,735,401

See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest income
Loans, including fees	$39,114	$30,361	$77,088	$58,337
Investment securities	4,837	5,148	9,760	10,375
Deposits with other banks and short term investments	1,830	1,326	3,823	3,648
Total interest income	45,781	36,835	90,671	72,360

Interest expense
Deposits	13,237	11,632	26,051	23,405
Federal Home Loan Bank advances	1,784	1,889	3,769	3,762
Other borrowings	891	929	1,779	1,856
Total interest expense	15,912	14,450	31,599	29,023

Net interest income	29,869	22,385	59,072	43,337
Provision for credit losses	1,900	450	3,650	1,950
Net interest income after provision for credit losses	27,969	21,935	55,422	41,387

Noninterest income
Service charges on deposits	2,561	2,219	5,122	4,391
Mortgage fee income	2,141	1,984	4,076	3,563
Gain on sales of SBA loans	506	1,550	1,468	2,585
Other SBA income	692	595	1,406	1,251
Loss on sales of securities	(186)	—	(186)	—
Interchange fees	2,400	2,073	4,586	4,011
BOLI income	1,217	423	1,694	819
Insurance commissions	922	766	1,766	1,235
Other	1,905	488	2,919	1,287
Total noninterest income	12,158	10,098	22,851	19,142

Noninterest expense
Salaries and employee benefits	15,539	12,865	31,462	24,770
Occupancy and equipment	2,109	1,683	4,066	3,263
Acquisition related expenses	943	—	2,580	—
Information technology expense	2,902	2,592	5,675	5,069
Professional fees	939	742	2,059	1,490
Advertising and public relations	982	942	2,088	1,747
Communications	235	188	460	393
Other	2,782	2,992	5,716	5,493
Total noninterest expense	26,431	22,004	54,106	42,225
Income before income taxes	13,696	10,029	24,167	18,304
Income taxes	2,839	2,051	5,106	3,713
Net income	$10,857	$7,978	$19,061	$14,591
Earnings per common share:
Basic	$0.51	$0.46	$0.90	$0.83
Diluted	0.51	0.46	0.90	0.83
Dividends declared per share	0.1200	0.1150	0.2400	0.2300
Weighted average common shares outstanding:
Basic	21,160,128	17,448,945	21,191,011	17,478,836
Diluted	21,160,128	17,448,945	21,191,011	17,478,836

See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$10,857	$7,978	$19,061	$14,591
Other comprehensive income:
Net unrealized gains (losses) on securities arising during the period	110	1,393	(479)	6,280
Tax effect	(24)	(355)	104	(1,599)
Reclassification adjustment for amortization of unrealized holding losses from the transfer of securities from available-for-sale to held-to-maturity	845	1,084	1,751	2,226
Tax effect	(183)	(276)	(379)	(567)
Realized losses on sales of securities included in net income	186	—	186	—
Tax effect	(40)	—	(40)	—
Unrealized gains (losses) on derivative instruments designated as cash flow hedges	268	(63)	535	(422)
Tax effect	(58)	16	(116)	107
Realized gains on derivative instruments recognized in net income	(42)	(77)	(83)	(156)
Tax effect	9	20	18	40
Total other comprehensive income	1,071	1,742	1,497	5,909
Comprehensive income	$11,928	$9,720	$20,558	$20,500

See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

					Accumulated
					Other
(dollars in thousands, except per share data)	Common Stock		Paid-In	Retained	Comprehensive
Three Months Ended	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, March 31, 2026	21,162,104	$21,162	$227,071	$166,237	$(34,067)	$380,403
Other comprehensive income	—	—	—	—	1,071	1,071
Dividends on common shares ($0.1200 per share)	—	—	—	(2,536)	—	(2,536)
Issuance of restricted stock, net of forfeitures	(3,751)	(4)	4	—	—	—
Stock-based compensation expense, net	—	—	171	—	—	171
Net income	—	—	—	10,857	—	10,857
Balance, June 30, 2026	21,158,353	$21,158	$227,246	$174,558	$(32,996)	$389,966

Balance, March 31, 2025	17,481,709	$17,482	$167,876	$144,967	$(43,400)	$286,925
Other comprehensive income	—	—	—	—	1,742	1,742
Dividends on common shares ($0.1150 per share)	—	—	—	(2,007)	—	(2,007)
Issuance of restricted stock, net of forfeitures	(2,990)	(3)	3	—	—	—
Repurchase and retirement of shares	(62,017)	(62)	(897)	—	—	(959)
Stock-based compensation expense, net	—	—	178	—	—	178
Net income	—	—	—	7,978	—	7,978
Balance, June 30, 2025	17,416,702	$17,417	$167,160	$150,938	$(41,658)	$293,857

					Accumulated
					Other
(dollars in thousands, except per share data)	Common Stock		Paid-In	Retained	Comprehensive
Six Months Ended	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2025	21,251,695	$21,252	$228,577	$160,584	$(34,493)	$375,920
Other comprehensive income	—	—	—	—	1,497	1,497
Dividends on common shares ($0.2400 per share)	—	—	—	(5,087)	—	(5,087)
Issuance of restricted stock, net of forfeitures	(2,962)	(3)	3	—	—	—
Tax withholding related to vesting of restricted stock	(1,271)	(2)	(21)	—	—	(23)
Repurchase and retirement of shares	(89,109)	(89)	(1,677)	—	—	(1,766)
Stock-based compensation expense	—	—	364	—	—	364
Net income	—	—	—	19,061	—	19,061
Balance, June 30, 2026	21,158,353	$21,158	$227,246	$174,558	$(32,996)	$389,966

Balance, December 31, 2024	17,519,884	$17,520	$168,353	$140,369	$(47,567)	$278,675
Other comprehensive income	—	—	—	—	5,909	5,909
Dividends on common shares ($0.2300 per share)	—	—	—	(4,022)	—	(4,022)
Issuance of restricted stock, net of forfeitures	1,890	2	(2)	—	—	—
Tax withholding related to vesting of restricted stock	(4,748)	(5)	(72)	—	—	(77)
Repurchase and retirement of shares	(100,324)	(100)	(1,489)	—	—	(1,589)
Stock-based compensation expense	—	—	370	—	—	370
Net income	—	—	—	14,591	—	14,591
Balance, June 30, 2025	17,416,702	$17,417	$167,160	$150,938	$(41,658)	$293,857

COLONY BANKCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
(dollars in thousands)	June 30, 2026	June 30, 2025
Operating Activities
Net income	$19,061	$14,591
Adjustments reconciling net income to net cash provided by operating activities:
Provision for credit losses	3,650	1,950
Depreciation, amortization, and accretion	6,074	3,556
Equity method investment income	(29)	(195)
Stock-based compensation expense	364	370
Net change in servicing asset	96	289
Loss on sales of securities	186	—
Gain on sales of SBA loans	(1,468)	(2,585)
Loss on sales of other real estate owned and repossessions	41	136
Gain on sales of premises & equipment	(13)	—
Originations of loans held for sale	(110,091)	(130,990)
Proceeds from sales of loans held for sale	144,657	151,198
Change in bank-owned life insurance	(995)	(841)
Deferred tax expense	788	470
Change in other assets	1,776	(5,846)
Change in other liabilities	(729)	1,685
Net cash provided by operating activities	63,368	33,788
Investing Activities
Purchases of investment securities, available-for-sale	(12,722)	(28,210)
Proceeds from maturities, calls, and paydowns of investment securities, available-for-sale	22,767	27,129
Proceeds from sales of investment securities, available-for-sale	1,632	—
Proceeds from maturities, calls and paydowns of securities, held-to-maturity	18,584	21,532
Proceeds from sales of investment securities, held-to-maturity	3,485	—
Change in loans, net	(69,563)	(153,101)
Purchase of premises and equipment	(1,374)	(431)
Proceeds from sales of premises and equipment	35	—
Proceeds from insurance related to fire at bank branch	—	803
Proceeds from sales of other real estate owned and repossessions	888	540
Proceeds from bank-owned life insurance	759	—
Redemption of Federal Home Loan Bank Stock	1,121	(38)
Redemption of equity securities	220	—
Cash paid - Insurance acquisition	—	(3,500)
Net cash used in investing activities	(34,168)	(135,276)
Financing Activities
Change in noninterest-bearing customer deposits	(62,741)	(27,498)
Change in interest-bearing customer deposits	(32,604)	15,785
Dividends paid for common stock	(5,087)	(4,022)
Repayments on Federal Home Loan Bank advances	(125,000)	(100,000)
Proceeds from Federal Home Loan Bank advances	100,000	100,000
Repurchase and retirement of shares	(1,766)	(1,589)
Tax withholding related to vesting of restricted stock	(23)	(77)
Net cash used in financing activities	(127,221)	(17,401)
Net decrease in cash and cash equivalents	(98,021)	(118,889)
Cash and cash equivalents at beginning of period	257,640	231,034
Cash and cash equivalents at end of period	$159,619	$112,145

COLONY BANKCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flow (unaudited)

	Six Months Ended
(dollars in thousands)	June 30, 2026	June 30, 2025
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$31,655	$28,654
Cash paid during the period for income taxes	2,515	2,020
Noncash Investing and Financing Activities
Transfers to other real estate	1,506	810
Adjustments to goodwill	(826)	—

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

The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results which may be expected for the year ending December 31, 2026. These statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”).

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

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At June 30, 2026, approximately 83% of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Management continues to monitor these concentrations and has considered these concentrations in its allowance for credit loss analysis.

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

(2) Investment Securities

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity along with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized
June 30, 2026	Cost	Gains	Losses	Fair Value
Securities Available-for-Sale:
U.S. treasury securities	$4,841	$—	$(46)	$4,795
U.S. agency securities	3,051	—	(135)	2,916
Asset backed securities	13,422	9	(160)	13,271
State, county & municipal securities	117,631	3	(11,000)	106,634
Corporate debt securities	42,551	111	(2,992)	39,670
Mortgage-backed securities	218,698	156	(15,319)	203,535
Total	$400,194	$279	$(29,652)	$370,821

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2026	Cost	Gains	Losses	Fair Value
Securities Held-to-Maturity:
U.S. treasury securities	$53,888	$—	$(1,244)	$52,644
U.S. agency securities	8,876	—	(741)	8,135
State, county & municipal securities	137,787	68	(12,275)	125,580
Mortgage-backed securities	164,700	—	(19,936)	144,764
Total	$365,251	$68	$(34,196)	$331,123

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2025	Cost	Gains	Losses	Fair Value
Securities Available-for-Sale:
U.S. treasury securities	$5,570	$12	$—	$5,582
U.S. agency securities	3,304	—	(108)	3,196
Asset backed securities	14,622	6	(145)	14,483
State, county & municipal securities	118,204	58	(11,032)	107,230
Corporate debt securities	52,660	336	(4,189)	48,807
Mortgage-backed securities	218,035	525	(14,041)	204,519
Total	$412,395	$937	$(29,515)	$383,817

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2025	Cost	Gains	Losses	Fair Value
Securities Held-to-Maturity:
U.S. treasury securities	$65,408	$—	$(958)	$64,450
U.S. agency securities	8,991	—	(682)	8,309
State, county & municipal securities	137,591	76	(11,675)	125,992
Mortgage-backed securities	174,628	—	(19,089)	155,539
Total	$386,618	$76	$(32,404)	$354,290

The Company elected to exclude accrued interest receivable from the amortized cost basis of available-for-sale and held-to-maturity securities disclosed throughout this note. As of June 30, 2026 and December 31, 2025, accrued interest receivable for available-for-sale and held-to-maturity securities totaled $2.2 million and $2.3 million, and $1.6 million and $1.7 million, respectively, and is included in the “Other assets” line item on the Company’s consolidated balance sheet.

The amortized cost and fair value of investment securities as of June 30, 2026, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$504	$502	$4,873	$4,825
Due after one year through five years	43,342	41,262	60,217	58,579
Due after five years through ten years	89,236	80,498	78,438	71,567
Due after ten years	48,414	45,024	57,023	51,388
	$181,496	$167,286	$200,551	$186,359

Mortgage-backed securities	218,698	203,535	164,700	144,764
	$400,194	$370,821	$365,251	$331,123

For both the three and six month periods ended June 30, 2026, the Company had proceeds from the sale of investment securities of $5.1 million, which resulted in gross realized losses of $186,000. These sales included the sale of one held-to-maturity security which had a maturity date within the next three months which met the exception guidance under ASC 320-10-25-14(a). Therefore, the sales do not impact our ability to hold the remaining investment securities, and we are not in a position to be required to sell any remaining securities at this time. The purpose of the sales was to restructure underperforming assets and reinvest in assets with higher yields. The Company had no sales of investment securities for the three and six month periods ended June 30, 2025.

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Investment securities having a carrying value of approximately $357.6 million and $397.2 million were pledged to secure public deposits and for other purposes as of June 30, 2026 and December 31, 2025, respectively.

Information pertaining to available-for-sale securities with gross unrealized losses at June 30, 2026 and December 31, 2025 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
(dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2026	Value	Losses	Value	Losses	Value	Losses
U.S. treasury securities	$4,795	$(46)	$—	$—	$4,795	$(46)
U.S. agency securities	1,119	(9)	1,797	(126)	2,916	(135)
Asset backed securities	3,155	(2)	7,006	(158)	10,161	(160)
State, county & municipal securities	10,251	(392)	95,598	(10,608)	105,849	(11,000)
Corporate debt securities	1,517	(132)	31,431	(2,860)	32,948	(2,992)
Mortgage-backed securities	67,335	(791)	119,801	(14,528)	187,136	(15,319)
	$88,172	$(1,372)	$255,633	$(28,280)	$343,805	$(29,652)

December 31, 2025
U.S. treasury securities	—	—	—	—	—	—
U.S. agency securities	1,182	(2)	2,014	(106)	3,196	(108)
Asset backed securities	5,001	(8)	8,265	(137)	13,266	(145)
State, county & municipal securities	5,219	(545)	94,080	(10,487)	99,299	(11,032)
Corporate debt securities	3,955	(45)	34,550	(4,144)	38,505	(4,189)
Mortgage-backed securities	27,089	(134)	125,920	(13,907)	153,009	(14,041)
	$42,446	$(734)	$264,829	$(28,781)	$307,275	$(29,515)

Information pertaining to held-to-maturity securities with gross unrealized losses at June 30, 2026 and December 31, 2025 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
(dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2026	Value	Losses	Value	Losses	Value	Losses
U.S. treasury securities	$—	$—	$52,644	$(1,244)	$52,644	$(1,244)
U.S. agency securities	—	—	8,135	(741)	8,135	(741)
State, county & municipal securities	3,953	(46)	108,628	(12,229)	112,581	(12,275)
Mortgage-backed securities	—	—	144,764	(19,936)	144,764	(19,936)
	$3,953	$(46)	$314,171	$(34,150)	$318,124	$(34,196)

December 31, 2025
U.S. treasury securities	$—	$—	$64,450	$(958)	$64,450	$(958)
U.S. agency securities	—	—	8,309	(682)	8,309	(682)
State, county & municipal securities	441	(3)	116,706	(11,672)	117,147	(11,675)
Mortgage-backed securities	—	—	155,539	(19,089)	155,539	(19,089)
	$441	$(3)	$345,004	$(32,401)	$345,445	$(32,404)

Management evaluates available-for-sale securities in an unrealized loss position at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities in an unrealized loss position as of June 30, 2026, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on management’s review, the Company’s available-for-sale securities have no expected credit losses and no related allowance for credit losses has been established.

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

At June 30, 2026, there were 276 available-for-sale securities and 138 held-to-maturity securities that had unrealized losses. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are due to reasons of credit quality.

As part of the Company’s calculated credit losses, the allowance for credit losses on investment securities was determined to be de minimis due to the high credit quality of the portfolio, which includes securities issued or guaranteed by the U.S. treasury and U.S. government agencies and high quality municipalities. Therefore, no allowance for credit losses was recorded as of June 30, 2026. See Note 1 for additional details on the allowance for credit losses as it relates to the securities portfolio.

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3) Loans

The following table presents the composition of loans, segregated by class of loans, as of June 30, 2026 and December 31, 2025.

(dollars in thousands)	June 30, 2026	December 31, 2025
Construction, land & land development	$285,508	$302,512
Other commercial real estate	1,272,574	1,249,720
Total commercial real estate	1,558,082	1,552,232
Residential real estate	499,015	459,549
Commercial, financial & agricultural	230,364	218,532
Consumer and other	177,373	150,911
Total loans	$2,464,834	$2,381,224

Included in the above table are government guaranteed loans totaling $80.9 million at June 30, 2026 and $84.9 million at December 31, 2025. The following table presents the composition of government guaranteed loans segregated by class of loans for each respective period.

(dollars in thousands)	June 30, 2026	December 31, 2025
Construction, land & land development	$198	$2,277
Other commercial real estate	44,326	43,251
Total commercial real estate	44,524	45,528
Residential real estate	9,896	10,050
Commercial, financial & agricultural	26,444	29,350
Total loans	$80,864	$84,928

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of June 30, 2026 and December 31, 2025, accrued interest receivable for loans totaled $10.5 million and $11.4 million, respectively, and is included in the “Other assets” line item on the Company’s consolidated balance sheet.

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

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

For smaller commercial loans (under $500,000) and consumer loans, the Company uses behavioral based risk grades. These loans are assigned risk grades of 98 or 99 based on payment performance with the Company.

o	Grade 98 - Loans assigned this risk grade indicates a “pass” credit.
o	Grade 99 - Loans assigned this risk grade indicates a “substandard” credit and is moved to a nonaccrual status.

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the loan portfolio segregated by class of loans and the risk category of term loans by vintage year, which is the year of origination or most recent renewal, as of June 30, 2026 and December 31, 2025. Those loans with a risk grade of 1, 2, 3, 4, 5 and 98 have been combined in the pass line for presentation purposes. Loans with a risk grade of 7, 8 and 99 have been combined in the substandard line. There were no loans with a risk rating of “doubtful” or “loss” at June 30, 2026 or December 31, 2025.

								Revolvers
	Term Loans Amortized Cost Basis by Origination Year							converted
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolvers	to term loans	Total
June 30, 2026
Construction, land & land development
Risk rating
Pass	$80,889	$142,174	$26,646	$2,993	$8,132	$7,773	$10,024	$526	$279,157
Special Mention	1,693	2,484	815	—	594	384	—	—	5,970
Substandard	84	44	38	116	83	16	—	—	381
Total Construction, land & land development	82,666	144,702	27,499	3,109	8,809	8,173	10,024	526	285,508

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate
Risk rating
Pass	80,314	253,184	116,714	95,796	340,429	308,808	17,709	1,596	1,214,550
Special Mention	3,330	2,356	10,734	4,706	3,615	12,890	—	526	38,157
Substandard	884	4,467	3,722	4,284	2,871	3,536	—	103	19,867
Total Other commercial real estate	84,528	260,007	131,170	104,786	346,915	325,234	17,709	2,225	1,272,574

Current period gross write offs	—	475	—	475	—	—	—	—	950

Residential real estate
Risk rating
Pass	52,304	61,785	44,993	63,054	108,882	110,824	45,875	774	488,491
Special Mention	—	366	92	—	—	4,030	167	—	4,655
Substandard	217	33	522	2,739	1,291	901	166	—	5,869
Total Residential real estate	52,521	62,184	45,607	65,793	110,173	115,755	46,208	774	499,015

Current period gross write offs	—	—	—	—	45	5	—	—	50

Commercial, financial & agricultural
Risk rating
Pass	23,191	39,678	21,472	24,095	20,219	18,272	71,288	709	218,924
Special Mention	—	—	—	75	107	—	4,091	—	4,273
Substandard	180	130	2,434	2,870	1,175	93	285	—	7,167
Total Commercial, financial & agricultural	23,371	39,808	23,906	27,040	21,501	18,365	75,664	709	230,364

Current period gross write offs	—	279	533	605	8	1	—	—	1,426

Consumer and other
Risk rating
Pass	53,772	68,236	28,826	24,422	737	171	849	17	177,030
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	33	77	233	—	—	—	—	343
Total Consumer and other	53,772	68,269	28,903	24,655	737	171	849	17	177,373

Current period gross write offs	99	383	675	154	25	—	—	—	1,336

Total Loans
Risk rating
Pass	290,470	565,057	238,651	210,360	478,399	445,848	145,745	3,622	2,378,152
Special Mention	5,023	5,206	11,641	4,781	4,316	17,304	4,258	526	53,055
Substandard	1,365	4,707	6,793	10,242	5,420	4,546	451	103	33,627
Total Loans	$296,858	$574,970	$257,085	$225,383	$488,135	$467,698	$150,454	$4,251	$2,464,834

Total current period gross write offs	$99	$1,137	$1,208	$1,234	$78	$6	$—	$—	$3,762

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

								Revolvers
	Term Loans Amortized Cost Basis by Origination Year							converted
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolvers	to term loans	Total
December 31, 2025
Construction, land & land development
Risk rating
Pass	$190,131	$63,730	$8,065	$12,914	$8,517	$1,440	$110	$—	$284,907
Special Mention	16,167	—	—	—	—	—	—	—	16,167
Substandard	54	122	1,132	92	—	38	—	—	1,438
Total Construction, land & land development	206,352	63,852	9,197	13,006	8,517	1,478	110	—	302,512

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate
Risk rating
Pass	235,989	121,779	113,731	351,954	191,620	177,904	15,173	1,498	1,209,648
Special Mention	6,452	—	4,680	3,110	—	2,441	—	518	17,201
Substandard	5,135	6,327	4,117	3,036	799	2,638	616	203	22,871
Total Other commercial real estate	247,576	128,106	122,528	358,100	192,419	182,983	15,789	2,219	1,249,720

Current period gross write offs	—	—	206	278	5	20	—	—	509

Residential real estate
Risk rating
Pass	21,212	62,992	79,928	121,472	58,367	72,633	30,633	799	448,036
Special Mention	777	94	247	—	1,283	2,803	195	—	5,399
Substandard	566	52	2,534	1,674	261	1,027	—	—	6,114
Total Residential real estate	22,555	63,138	82,709	123,146	59,911	76,463	30,828	799	459,549

Current period gross write offs	—	—	—	140	—	43	—	—	183

Commercial, financial & agricultural
Risk rating
Pass	46,062	26,351	32,121	26,463	6,811	16,282	48,395	849	203,334
Special Mention	1,666	—	95	132	—	—	3,448	—	5,341
Substandard	123	2,291	3,277	1,571	2,173	136	286	—	9,857
Total Commercial, financial & agricultural	47,851	28,642	35,493	28,166	8,984	16,418	52,129	849	218,532

Current period gross write offs	178	597	1,206	915	433	60	—	—	3,389

Consumer and other
Risk rating
Pass	83,905	35,690	28,544	1,272	150	408	589	22	150,580
Special Mention	—	131	—	—	—	—	—	—	131
Substandard	—	114	86	—	—	—	—	—	200
Total Consumer and other	83,905	35,935	28,630	1,272	150	408	589	22	150,911

Current period gross write offs	244	1,071	274	17	—	12	—	—	1,618

Total Loans
Risk rating
Pass	577,299	310,542	262,389	514,075	265,465	268,667	94,900	3,168	2,296,505
Special Mention	25,062	225	5,022	3,242	1,283	5,244	3,643	518	44,239
Substandard	5,878	8,906	11,146	6,373	3,233	3,839	902	203	40,480
Total Loans	$608,239	$319,673	$278,557	$523,690	$269,981	$277,750	$99,445	$3,889	$2,381,224

Total current period gross write offs	$422	$1,668	$1,686	$1,350	$438	$135	$—	$—	$5,699

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

Loans are classified as collateral-dependent when the borrower is experiencing financial difficulty, and we expect repayment to be provided substantially through the operation or sale of collateral. Our commercial loans have collateral that is comprised of real estate and business assets. Our consumer loans have collateral that is substantially comprised of residential real estate. The Company had $10.0 million and $7.2 million, net of related credit losses, in collateral-dependent loans at June 30, 2026 and December 31, 2025, respectively.

There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the three and six month periods ended June 30, 2026 and June 30, 2025.

The following table presents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of June 30, 2026 and December 31, 2025:

			Total
		90 Days	Accruing
	30‑89 Days	or More	Loans Past	Nonaccrual	Current	Total
(dollars in thousands)	Past Due	Past Due	Due	Loans	Loans	Loans
June 30, 2026
Construction, land & land development	$35	$—	$35	$260	$285,213	$285,508
Other commercial real estate	1,085	—	1,085	7,225	1,264,264	1,272,574
Total commercial real estate	1,120	—	1,120	7,485	1,549,477	1,558,082
Residential real estate	1,166	—	1,166	5,316	492,533	499,015
Commercial, financial & agricultural	1,127	—	1,127	5,768	223,469	230,364
Consumer and other	569	71	640	343	176,390	177,373
Total Loans	$3,982	$71	$4,053	$18,912	$2,441,869	$2,464,834

December 31, 2025
Construction, land & land development	$269	$—	$269	$1,132	$301,111	$302,512
Other commercial real estate	4,183	—	4,183	9,663	1,235,874	1,249,720
Total commercial real estate	4,452	—	4,452	10,795	1,536,985	1,552,232
Residential real estate	3,558	—	3,558	4,501	451,490	459,549
Commercial, financial & agricultural	925	—	925	7,883	209,724	218,532
Consumer and other	915	95	1,010	201	149,700	150,911
Total Loans	$9,850	$95	$9,945	$23,380	$2,347,899	$2,381,224

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables display a summary of the Company’s nonaccrual loans by major categories for the periods indicated.

	June 30, 2026
	Nonaccrual	Nonaccrual Loans	Total
	Loans with No	with a Related	Nonaccrual
(dollars in thousands)	Related ACL	ACL	Loans
Construction, land & land development	$—	$260	$260
Other commercial real estate	5,792	1,433	7,225
Total commercial real estate	5,792	1,693	7,485
Residential real estate	1,807	3,509	5,316
Commercial, financial & agricultural	2,227	3,541	5,768
Consumer and other	—	343	343
Total Loans	$9,826	$9,086	$18,912

	December 31, 2025
	Nonaccrual Loans	Nonaccrual Loans	Total
	with No Related	with a Related	Nonaccrual
(dollars in thousands)	ACL	ACL	Loans
Construction, land & land development	$—	$1,132	$1,132
Other commercial real estate	8,231	1,432	9,663
Total commercial real estate	8,231	2,564	10,795
Residential real estate	1,807	2,694	4,501
Commercial, financial & agricultural	4,296	3,587	7,883
Consumer and other	—	201	201
Total Loans	$14,334	$9,046	$23,380

As of June 30, 2026 and June 30, 2025, the Company had no loans in the process of foreclosure.

Interest income recorded on nonaccrual loans during the three months ended June 30, 2026 and 2025 was $413,000 and $145,000, respectively. Interest income recorded on nonaccrual loans during the six months ended June 30, 2026 and 2025 was $654,000 and $379,000, respectively.

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

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

There were no loans modified due to a financial difficulty under the above terms during the three and six month periods ended June 30, 2026 and June 30, 2025.

There were no loans that subsequently defaulted during the three and six month periods ended June 30, 2026. The Company had no loans that subsequently defaulted during the three month period ended June 30, 2025 and one commercial, financial & agricultural loan that subsequently defaulted during the six month period ended June 30, 2025 due to late payments. This loan had been given a payment delay as well as a term extension.

(4) Allowance for Credit Losses

The ACL for loans represents management’s estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet. The following tables present the balance sheet activity in the ACL by portfolio segment for loans for the three and six month periods ended June 30, 2026 and June 30, 2025.

				Provision for	Balance,
	Balance			credit losses	June 30,
(dollars in thousands)	March 31, 2026	Charge-Offs	Recoveries	on loans	2026
Three Months Ended June 30, 2026
Construction, land & land development	$2,252	$—	$25	$(275)	$2,002
Other commercial real estate	6,309	(475)	—	2,068	7,902
Total commercial real estate	8,561	(475)	25	1,793	9,904
Residential real estate	5,475	—	18	(863)	4,630
Commercial, financial & agricultural	4,112	(685)	62	622	4,111
Consumer and other	3,557	(817)	91	558	3,389
Total allowance for credit losses on loans	$21,705	$(1,977)	$196	$2,110	$22,034

				Provision for	Balance,
	Balance			credit losses	June 30,
(dollars in thousands)	March 31, 2025	Charge-Offs	Recoveries	on loans	2025
Three Months Ended June 30, 2025
Construction, land & land development	$1,078	$—	$—	$453	$1,531
Other commercial real estate	6,515	(46)	5	(1,046)	5,428
Total commercial real estate	7,593	(46)	5	(593)	6,959
Residential real estate	5,753	(181)	88	(208)	5,452
Commercial, financial & agricultural	3,545	(652)	8	159	3,060
Consumer and other	3,106	(278)	7	847	3,682
Total allowance for credit losses on loans	$19,997	$(1,157)	$108	$205	$19,153

	Balance			Adjustment	Provision for	Balance,
	December 31,			on acquired	credit losses	June 30,
(dollars in thousands)	2025	Charge-Offs	Recoveries	loans	on loans	2026
Six Months Ended June 30, 2026
Construction, land & land development	$2,474	$—	$26	$—	$(498)	2,002
Other commercial real estate	7,715	(950)	—	(1,092)	2,229	7,902
Total commercial real estate	10,189	(950)	26	(1,092)	1,731	9,904
Residential real estate	5,488	(50)	19	(8)	(819)	4,630
Commercial, financial & agricultural	3,894	(1,426)	104	—	1,539	4,111
Consumer and other	3,443	(1,336)	123	—	1,159	3,389
Total allowance for credit losses on loans	$23,014	$(3,762)	$272	$(1,100)	$3,610	$22,034

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	Balance			Provision for	Balance,
	December 31,			credit losses	June 30,
(dollars in thousands)	2024	Charge-Offs	Recoveries	on loans	2025
Six Months Ended June 30, 2025
Construction, land & land development	$1,306	$—	$1	$224	$1,531
Other commercial real estate	6,459	(226)	10	(815)	5,428
Total commercial real estate	7,765	(226)	11	(591)	6,959
Residential real estate	5,502	(182)	128	4	5,452
Commercial, financial & agricultural	2,904	(914)	63	1,007	3,060
Consumer and other	2,809	(554)	19	1,408	3,682
Total allowance for loan losses	$18,980	$(1,876)	$221	$1,828	$19,153

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

Colony used a one-year reasonable and supportable forecast period. The changes in loss rates used as the basis for the estimate of credit losses during this period were modeled using historical data from peer banks and macroeconomic forecast data obtained from a third party vendor, which were then applied to Colony’s recent default experience as a starting point. As of June 30, 2026, the Company expects that the markets in which it operates will experience stable economic and unemployment conditions with the trend of delinquencies returning to more normalized levels, over the next year. Management adjusted the historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company’s estimate was a cumulative loss rate covering the expected contractual term of the portfolio.

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

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the balance and activity in the allowance for credit losses for unfunded commitments for the three and six month periods ended June 30, 2026 and June 30, 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
Beginning balance	$1,200	$690	$950	$813
Provision for (recovery of) unfunded commitments	(210)	245	40	122
Ending balance	$990	$935	$990	$935

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

The Company had derivatives of $327,000 recorded in “Other assets” on the Company’s balance sheet at June 30, 2026, which represents $106,000 in cash flow hedges and $221,000 in fair value hedges. There were no derivatives recorded in “Other liabilities” on the Company’s balance sheet at June 30, 2026.

Gains were recorded on the swap transactions, which totaled $42,000 and $77,000 for the three months ended June 30, 2026 and 2025, respectively and $83,000 and $156,000 for the six months ended June 30, 2026 and 2025, respectively, as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to swaps are reclassified to interest income or expense as interest payments are made on the Bank’s fixed rate assets and variable rate liabilities.

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the amounts recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to the interest rate swaps for the three and six month periods ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
Cash flow hedging relationships
Amount of gain(loss) recognized in OCI, net of tax	$177	$(104)	$354	$(431)
Amount of gain reclassified from OCI to interest expense, net of tax	33	57	65	116

Fair value hedging relationships
Amount of gain(loss) recognized in OCI, net of tax	155	(175)	364	(533)
Amount recognized in interest income, net of tax	5	76	10	146

(6) Borrowings

The following table presents information regarding the Company’s outstanding borrowings at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Federal Home Loan Bank advances	$169,989	$194,972
Other borrowings	63,179	63,132
	$233,168	$258,104

Advances from the Federal Home Loan Bank (“FHLB”) have maturities ranging from 2026 to 2029 and interest rates ranging from 3.69% to 4.73%. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans, commercial real estate loans, farmland loans, multifamily loans and HELOC loans. At June 30, 2026, the lendable collateral value of those loans pledged is $259.6 million. At June 30, 2026, the Company had remaining credit availability from the FHLB of $941.5 million. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

The Company’s debentures issued in connection with trust preferred securities are recorded as other borrowings on the consolidated balance sheets, but, subject to certain limitations, qualify as Tier 1 capital for regulatory capital purposes. At June 30, 2026 and December 31, 2025, $24.2 million of debentures underlying trust preferred securities were outstanding. The proceeds from the offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the bank subsidiary. The debentures underlying the trust preferred securities require quarterly interest payments.

The Company also has fixed-to-floating rate subordinated notes which are due 2032 (the “Notes”). The Notes bear a fixed rate of 5.25% for the first five years and reset quarterly thereafter to the then current three-month SOFR, as published by the Federal Reserve Bank of New York, plus 265 basis points for the five-year floating term. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after May 20, 2027, or at any time, in whole but not in part, upon certain other specified events. At June 30, 2026 and December 31, 2025, $39.0 million and $38.9 million, respectively, of the Notes, net of debt issuance costs were outstanding. The Notes are recorded as other borrowings on the consolidated balance sheets and, subject to certain limitations, qualify as Tier 2 capital for regulatory capital purposes.

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The aggregate stated maturities, net of offering costs, of other borrowed money at June 30, 2026 are as follows:

(dollars in thousands)
Year	Amount
2026	$59,989
2027	15,000
2028	65,000
2029	30,000
2030	—
2031 and After	63,179
$233,168

The Company also has available federal funds lines of credit with various financial institutions totaling $143.0 million, with no outstanding balance at June 30, 2026.

The Company has the ability to borrow funds from the Federal Reserve Bank (“FRB”) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At June 30, 2026, the Company had $134.4 million borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

(7) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock.

The following table presents earnings per share for the three and six month periods ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Numerator
Net income available to common stockholders	$10,857	$7,978	$19,061	$14,591

Denominator
Weighted average number of common shares outstanding for basic earnings per common share	21,160,128	17,448,945	21,191,011	17,478,836
Weighted average number of common shares outstanding for diluted earnings per common share	21,160,128	17,448,945	21,191,011	17,478,836

Earnings per share - basic	$0.51	$0.46	$0.90	$0.83
Earnings per share – diluted	$0.51	$0.46	$0.90	$0.83

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

At June 30, 2026 and December 31, 2025 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	June 30,	December 31,
(dollars in thousands)	2026	2025
Loan commitments	$444,624	$334,149
Letters of credit	6,957	6,158

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

Legal Contingencies. In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. As of June 30, 2026, the aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Wire Fraud Incident and Insurance Recovery Contingency: In March 2025, the Company was the target of a wire fraud incident. Upon discovery, the Company promptly implemented enhanced internal controls and notified law enforcement and regulatory authorities. After an investigation, it was determined that the incident did not impact any customer accounts or compromise any customer data. The Company maintains insurance coverage for such incidents through both commercial insurance and through a captive insurance company that covers losses and deductibles. Based on discussions in the third quarter of 2025 with the Company’s attorneys and insurance carriers and review of applicable insurance policies, it was determined that $1.25 million would not be recoverable and therefore was recognized as an expense in the Company’s financial statements during the third quarter of 2025. As of June 30, 2026, the insurance claim was fully resolved and there are no more expected losses.

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

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2026 and December 31, 2025 are as follows:

	Fair Value Measurements
	Carrying	Estimated
(dollars in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Assets
Cash and short-term investments	$159,619	$159,619	$159,619	$—	$—
Investment securities available-for-sale	370,821	370,821	—	364,176	6,645
Investment securities held-to-maturity	365,251	331,123	—	331,123	—
Other investments	17,864	17,864	—	17,864	—
Loans held for sale	24,218	24,218	—	24,218	—
Loans, net	2,464,834	2,372,217	—	—	2,372,217
Derivative assets	327	327	—	327	—

Liabilities
Deposits	2,972,176	2,968,363	—	2,968,363	—
Federal Home Loan Bank advances	169,989	170,492	—	170,492	—
Other borrowings	63,179	56,698	—	56,698	—

	Fair Value Measurements
	Carrying	Estimated
(dollars in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Cash and short-term investments	$257,640	$257,640	$257,640	$—	$—
Investment securities available-for-sale	383,817	383,817	—	377,302	6,515
Investment securities held-to-maturity	386,618	354,290	—	354,290	—
Other investments	19,176	19,176	—	19,176	—
Loans held for sale	78,990	78,990	—	78,990	—
Loans, net	2,358,210	2,274,712	—	—	2,274,712

Liabilities
Deposits	3,067,521	3,065,312	—	3,065,312	—
Federal Home Loan Bank advances	194,972	193,998	—	193,998	—
Other borrowings	63,132	55,692	—	55,692	—
Derivative liabilities	636	636	—	636	—

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

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis – The following tables present the recorded amount of the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2026 and December 31, 2025, aggregated by the level in the fair value hierarchy within which those measurements fall. The tables below include collateral dependent impaired loans and other real estate properties at June 30, 2026 and December 31, 2025. Those collateral dependent impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
	Total Fair
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2026
Recurring
Investment securities available-for-sale
U.S. treasury securities	$4,795	$—	$4,795	$—
U.S. agency securities	2,916	—	2,916	—
Asset backed securities	13,271	—	13,271	—
State, county & municipal securities	106,634	—	106,634	—
Corporate debt securities	39,670	—	33,025	6,645
Mortgage-backed securities	203,535	—	203,535	—
Total investment securities available-for-sale	370,821	—	364,176	6,645
Loans held for sale	24,218	—	24,218	—
Derivative assets	327		327
Total recurring assets	$395,366	$—	$388,721	$6,645

Collateral dependent loans	$9,973	$—	$—	$9,973
Other real estate owned	1,829	—	—	1,829
Total nonrecurring assets	$11,802	$—	$—	$11,802

		Fair Value Measurements at Reporting Date Using
	Total Fair
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2025
Recurring
Investment securities available-for-sale
U.S. treasury securities	$5,582	$—	$5,582	$—
U.S. agency securities	3,196	—	3,196	—
Asset backed securities	14,483	—	14,483	—
State, county & municipal securities	107,230	—	107,230	—
Corporate debt securities	48,807	—	42,292	6,515
Mortgage-backed securities	204,519	—	204,519	—
Total investment securities available-for-sale	383,817	—	377,302	6,515
Loans held for sale	78,990	—	78,990	—
Total recurring assets	$462,807	$—	$456,292	$6,515

Derivative liabilities	$636	$—	$636	$—
Total recurring liabilities	$636	$—	$636	$—

Nonrecurring
Collateral dependent loans	$7,194	$—	$—	$7,194
Other real estate owned	1,048	—	—	1,048
Total nonrecurring assets	$8,242	$—	$—	$8,242

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at June 30, 2026 and December 31, 2025. This table is comprised of collateral dependent impaired loans and other real estate owned:

	June 30,	Valuation	Unobservable	Discount
(dollars in thousands)	2026	Techniques	Inputs	rate
Collateral dependent loans	$9,973	Appraised Value	Discounts to reflect estimated costs to sell	10%
Other real estate owned	1,829	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	10%

	December 31,	Valuation	Unobservable	Discount
(dollars in thousands)	2025	Techniques	Inputs	rate
Collateral dependent loans	$7,194	Appraised Value	Discounts to reflect estimated costs to sell	10%
Other real estate owned	1,048	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	10%

The following table presents quantitative information about recurring level 3 fair value measurements as of June 30, 2026 and December 31, 2025.

	As of June 30, 2026
		Valuation	Unobservable	Range
(dollars in thousands)	Fair Value	Techniques	Inputs	(Weighted Avg)
Available-for-sale securities	$6,645	Discounted Cash Flow	Discount Rate or Yield	N/A

	As of December 31, 2025
		Valuation	Unobservable	Range
(dollars in thousands)	Fair Value	Techniques	Inputs	(Weighted Avg)
Available-for-sale securities	$6,515	Discounted Cash Flow	Discount Rate or Yield	N/A

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three and six months ended June 30, 2026 and June 30, 2025.

	Available-for-sale securities
	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Balance, Beginning	$6,724	$9,108	$6,515	$8,921
Additions/Accretion	10	—	19	—
Redemptions/Payments	(400)	(2,365)	(400)	(2,380)
Fair value adjustments	311	68	511	270
Balance, Ending	$6,645	$6,811	$6,645	$6,811

The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers between levels for the three and six months ended June 30, 2026 and 2025.

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10) Segment Information

ASC Topic 820 - Segment Reporting identifies operating segments as components of an enterprise which are evaluated regularly by the Company’s Chief Operating Decision Maker, our Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company has applied the aggregation criterion set forth in this codification to the results of its operations. The Company’s operating segments include banking, mortgage banking and small business specialty lending division. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. The Small Business Specialty Lending Division segment derives its revenue from the origination, sales and servicing of Small Business Administration loans and other government guaranteed loans. Segment performance is evaluated using net interest income and noninterest income. Income taxes are assessed based on income before income taxes, and indirect expenses (including management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. The following tables present information reported internally for performance assessment for the three and six months ended June 30, 2026 and 2025:

			Small
			Business
			Specialty
		Mortgage	Lending
(dollars in thousands)	Bank	Banking	Division	Totals
Three Months Ended June 30, 2026
Net Interest Income	$28,435	$78	$1,356	$29,869
Provision for Credit Losses	801	—	1,099	1,900
Net Interest Income after Provision for Credit Losses	27,634	78	257	27,969
Mortgage Fee Income	(41)	2,182	—	2,141
Gain on Sales of SBA Loans	—	—	506	506
Other SBA income	—	—	692	692
Other (1)	8,818	—	1	8,819
Total Noninterest Income	8,777	2,182	1,199	12,158
Salaries and Employee Benefits	12,061	2,092	1,386	15,539
Other (2)	11,274	(264)	(118)	10,892
Total Noninterest Expense	23,335	1,828	1,268	26,431
Income Taxes	2,703	95	41	2,839
Net Income	$10,373	$337	$147	$10,857

(1)	Includes service charges on deposits, interchange fees, BOLI income, insurance commissions and other noninterest income.

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2)	Includes occupancy and equipment, acquisition related expenses, information technology expenses, professional fees, advertising and public relations, communications and other noninterest expenses.

			Small
			Business
			Specialty
		Mortgage	Lending
(dollars in thousands)	Bank	Banking	Division	Totals
Three Months Ended June 30, 2025
Net Interest Income	$21,319	$44	$1,022	$22,385
Provision for Credit Losses	(330)	—	780	450
Net Interest Income after Provision for Credit Losses	21,649	44	242	21,935
Mortgage Fee Income	—	1,984	—	1,984
Gain on Sales of SBA Loans	—	—	1,550	1,550
Other SBA income	—	—	595	595
Other (1)	5,969	—	—	5,969
Total Noninterest Income	5,969	1,984	2,145	10,098
Salaries and Employee Benefits	9,619	1,764	1,482	12,865
Other (2)	8,650	(54)	543	9,139
Total Noninterest Expense	18,269	1,710	2,025	22,004
Income Taxes	1,908	69	74	2,051
Net Income	$7,441	$249	$288	$7,978
(1)	Includes service charges on deposits, interchange fees, BOLI income, insurance commissions and other noninterest income.
(2)	Includes occupancy and equipment, information technology expenses, professional fees, advertising and public relations, communications and other noninterest expenses.

			Small
			Business
			Specialty
		Mortgage	Lending
(dollars in thousands)	Bank	Banking	Division	Totals
Six Months Ended June 30, 2026
Net Interest Income	$56,658	$116	$2,298	$59,072
Provision for Credit Losses	1,581	—	2,069	3,650
Net Interest Income after Provision for Credit Losses	55,077	116	229	55,422
Mortgage Fee Income	8	4,068	—	4,076
Gain on Sale of SBA Loans	—	—	1,468	1,468
Other SBA income	—	—	1,406	1,406
Other (1)	15,901	—	—	15,901
Total Noninterest Income	15,909	4,068	2,874	22,851
Salaries and Employee Benefits	24,804	3,896	2,762	31,462
Other (2)	22,952	(366)	58	22,644
Total Noninterest Expense	47,756	3,530	2,820	54,106
Income Taxes	4,897	147	62	5,106
Net Income	$18,333	$507	$221	$19,061
Total Assets at June 30, 2026	$3,521,331	$15,077	$91,175	$3,627,583
Full time employees June 30, 2026	441	53	34	528
(1)	Includes service charges on deposits, interchange fees, BOLI income, insurance commissions and other noninterest income.

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2)	Includes occupancy and equipment, acquisition related expenses, information technology expenses, professional fees, advertising and public relations, communications and other noninterest expenses.

			Small
			Business
			Specialty
		Mortgage	Lending
(dollars in thousands)	Bank	Banking	Division	Totals
Six Months Ended June 30, 2025
Net Interest Income	$41,308	$97	$1,932	$43,337
Provision for Credit Losses	891	—	1,059	1,950
Net Interest Income after Provision for Credit Losses	40,417	97	873	41,387
Mortgage Fee Income	—	3,563	—	3,563
Gain on Sale of SBA Loans	—	—	2,585	2,585
Other SBA income	—	—	1,251	1,251
Other (1)	11,743	—	—	11,743
Total Noninterest Income	11,743	3,563	3,836	19,142
Salaries and Employee Benefits	18,507	3,218	3,045	24,770
Other (2)	16,552	93	810	17,455
Total Noninterest Expense	35,059	3,311	3,855	42,225
Income Taxes	3,459	79	175	3,713
Net Income	$13,642	$270	$679	$14,591
Total Assets at June 30, 2025	$3,010,416	$14,296	$90,905	$3,115,617
Full time employees June 30, 2025	390	43	34	467
(1)	Includes service charges on deposits, interchange fees, BOLI income, insurance commissions and other noninterest income.
(2)	Includes occupancy and equipment, information technology expenses, professional fees, advertising and public relations, communications and other noninterest expenses.

(11) Regulatory Capital Matters

The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies. Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations.

As of June 30, 2026, the Company and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized, the Company and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the tables below, and have met certain other requirements. Management believes that the Company and the Bank exceeded all well-capitalized requirements at June 30, 2026, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize regulatory capital information as of June 30, 2026 and December 31, 2025 on a consolidated basis and for the subsidiary, as defined. Regulatory capital ratios for June 30, 2026 and December 31, 2025 were calculated in accordance with the Basel III rules.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2026
Total Capital to Risk-Weighted Assets
Consolidated	$432,970	16.18%	$214,077	8.00%	$267,596	10.00%
Colony Bank	384,234	14.42	213,167	8.00	266,459	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	370,996	13.87	160,489	6.00	213,985	8.00
Colony Bank	361,210	13.56	159,827	6.00	213,103	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	346,767	12.96	120,405	4.50	173,919	6.50
Colony Bank	361,210	13.56	119,871	4.50	173,146	6.50

Tier 1 Capital to Average Assets
Consolidated	370,996	10.20	145,489	4.00	181,861	5.00
Colony Bank	361,210	9.97	144,919	4.00	181,148	5.00

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025
Total Capital to Risk-Weighted Assets
Consolidated	$418,386	15.95%	$209,849	8.00%	$262,311	10.00%
Colony Bank	378,421	14.48	209,072	8.00	261,340	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	356,702	13.60	157,369	6.00	209,825	8.00
Colony Bank	355,640	13.61	156,785	6.00	209,046	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	332,473	12.67	118,084	4.50	170,566	6.50
Colony Bank	355,640	13.61	117,589	4.50	169,850	6.50

Tier 1 Capital to Average Assets
Consolidated	356,702	10.78	132,357	4.00	165,446	5.00
Colony Bank	355,640	10.78	131,963	4.00	164,954	5.00

(12) Subsequent Events

Dividend

On July 22, 2026, the Board of Directors declared a quarterly cash dividend of $0.12 per share, to be paid on its common stock on August 19, 2026, to shareholders of record as of the close of business on August 5, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Colony Bankcorp, Inc. and our wholly owned subsidiary, Colony Bank, from December 31, 2025 through June 30, 2026 and on our results of operations for the three and six months ended June 30, 2026 and 2025. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto in the Company’s 2025 Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance, statements regarding the proposed merger of First Reliance Bancshares, Inc. (“First Reliance”) with the Company (the “Proposed Merger”) and expectations with regard to the benefits of the Proposed Merger, and statements regarding the completed acquisition of TC Bancshares, Inc. (“TC Bancshares”). These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this Quarterly Report on Form 10-Q and the following:

●	the impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within the Company’s primary market areas, including the effects of continued inflationary pressures, changes in interest rates, tariffs or trade wars (including reduced consumer spending, supply chain issues, and adverse impacts to credit quality), a sustained increase in commodity prices, slowdowns in economic growth or recession, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior and credit risk as a result of the foregoing;
●	the potential adverse developments in the banking industry highlighted by high-profile bank failures and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and the increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
●	governmental monetary and fiscal policies, including interest rate policies of the FRB, as well as risks related to legislative, tax and regulatory change, including those that impact the value of the U.S. Dollar in relation to the currencies of other advanced and emerging market countries, the money supply and inflation;

●	the risk of continued changes in interest rates on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities;
●	interest rate risks (including the impact of interest rates on macroeconomic conditions, customer and client behavior, and on our net interest income), sensitivities, and the shape of the yield curve, and its impact on our financial projections and models;
●	prolonged periods of inflation and their effects on our business, profitability, and our stock price;
●	changes in borrower credit risks and payment behaviors, including the ability for borrowers under deferred payment programs to return to making full payments;
●	changes in the availability and cost of credit and capital in the financial markets;
●	changes in the prices, values and sales volumes of residential and commercial real estate, especially as they relate to the value of collateral supporting the Company’s loans;
●	the concentration of our business within our geographic areas of operation in Georgia, Alabama, Florida and neighboring markets;
●	the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
●	the risk that our asset quality may deteriorate or that our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures;
●	factors that negatively impact our mortgage banking services, including declines in our mortgage originations or profitability due to rising or elevated interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, loan modifications, the effects of judicial or regulatory requirements or guidance, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;
●	the effects of competition (including the inability to grow, or attrition of, deposits, customers and employees) from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, non-bank financial technology providers, securities brokerage firms, insurance companies, private credit funds, money market and other mutual funds and other financial institutions;
●	our ability to realize the expected benefits from our strategic initiatives or other operational and executive goals in the time period expected, which could negatively affect our future profitability;

●	the risks related to the Proposed Merger, without limitation: (a) the risk that the cost savings and any revenue synergies from the Proposed Merger is less than or different from expectations, (b) disruption from the Proposed Merger with customer, supplier, or employee relationships, (c) the occurrence of any event, change, or other circumstances that could give rise to the termination of the Agreement and Plan of Merger by and between the Company and First Reliance, (d) the failure to obtain necessary regulatory approvals for the Proposed Merger, (e) the failure to obtain the approval of the Company's and First Reliance 's shareholders in connection with the Proposed Merger, (f) the possibility that the costs, fees, expenses and charges related to the Proposed Merger may be greater than anticipated, including as a result of unexpected or unknown factors, events, or liabilities, (g) the failure of the conditions to the Proposed Merger to be satisfied, (h) the risks related to the integration of the combined businesses, including the risk that the integration will be materially delayed or will be more costly or difficult than expected, (i) the diversion of management time on merger-related issues, (j) the ability of the Company to effectively manage the larger and more complex operations of the combined company following the Proposed Merger, (k) the risks associated with the Company's pursuit of future acquisitions, (l) the risk of expansion into new geographic or product markets, (m) reputational risk and the reaction of the parties' customers to the Proposed Merger, (n) the Company's ability to successfully execute its various business strategies, including its ability to execute on potential acquisition opportunities, (o) the risk of potential litigation or regulatory action related to the Proposed Merger, and (p) general competitive, economic, political, and market conditions;
●	risks relating to bank acquisitions, including the recent acquisition of TC Bancshares, including, without limitation; the diversion of management’s time on issues related to the integration; unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following acquisitions being lower than expected; the risk of deposit and customer attrition; regulatory enforcement and litigation risk; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectations; the risks of customer and employee loss and business disruptions, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures and solicitations of customers by competitors; as well as the difficulties and risks inherent with entering new markets;
●	the risk that we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize the anticipated benefits from such acquisitions;
●	the Company’s ability to comply with any regulatory requirements and the risk that the regulatory environment may not be conducive to or may prohibit or delay the consummation of future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and may reduce the anticipated benefit;
●	risks related to our implementation of new lines of business, new products and services, new technologies, and expansion of our existing business opportunities;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	our ability to attract sufficient loans that meet prudent credit standards;
●	our ability to successfully execute our business strategy to achieve profitable growth;

●	our ability to manage our growth;
●	our ability to increase our operating efficiency;
●	the impact on the valuation of the Company’s investments due to market volatility or counterparty payment risk, as well as the effect of a decline in stock market prices;
●	inability of the risk management framework to manage risks associated with our business;
●	our ability to maintain expenses in line with current projections;
●	statutory and regulatory dividend restrictions;
●	our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;
●	restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of the Bank;
●	our ability to maintain adequate internal controls over financial reporting;
●	our dependence on our management team and our ability to motivate and retain our management team;
●	our ability to attract and retain qualified employees;
●	our ability to identify and address potential cybersecurity risks, which may be exacerbated by recent developments in generative artificial intelligence, including brute force attacks (i.e., credential stuffing), ransomware or other malware, “denial-of-service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
●	risks and costs related to the development and use of artificial intelligence in our industry and generally;
●	our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service, security breaches, financial difficulties with or other adverse events affecting a third-party vendor or business relationship;
●	our ability to oversee the performance of third-party service providers that provide material services to our business;
●	failure to keep pace with technological change or difficulties when implementing new technologies;
●	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

●	fraudulent and negligent acts by our clients, employees or vendors, which we may not be able to prevent, detect or mitigate;
●	increased credit losses or impairment of goodwill and other intangibles;
●	potential or actual claims, damages, penalties, fines, costs, unexpected outcomes, and reputational damage resulting from new, existing, pending, or future litigation, regulatory proceedings and enforcement actions;
●	negative publicity and the impact on our reputation; including the speed and scale at which information can spread through social media or digital channels, which could amplify adverse market or customer reactions;
●	changes in accounting policies, rules and practices;
●	the impact of recent and future legislative and regulatory changes;
●	uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy, which continue to impact the outlook for future economic growth, including the U.S. continuing to impose tariffs and consideration of responsive actions by the impacted nations and/or the expansion of import fees and tariffs among a larger group of nations, which may bring greater ambiguity to the outlook for future economic growth;
●	the effects of war, regime change, civil unrest, or other conflicts, acts of terrorism, natural disasters, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions and/or increase costs;
●	risks related to the development and execution of corporate strategies and initiatives, which could impact the Company’s reputation, stakeholder relationships, or expose the Company to legal, regulatory, or compliance challenges;
●	action or inaction by the federal government, including as a result of any prolonged government shutdown (including a partial shutdown) or government intervention in the U.S. financial system and those related to credit card interest rates;
●	a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget; and
●	other risks and factors identified in our 2025 Form 10-K, this Quarterly Report on Form 10-Q for the period ended June 30, 2026, and in any of the Company’s other reports filed with the U.S. Securities and Exchange Commission and available on its website at www.sec.gov.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Quarterly Report on Form 10-Q. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward-looking statements in this Quarterly Report on Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Proposed Acquisition of First Reliance Bancshares, Inc. and First Reliance Bank

The Company and First Reliance Bancshares, Inc. (OTCQX: FSRL) (“First Reliance”), the holding company for First Reliance Bank, on June 24, 2026, jointly announced the signing of an Agreement and Plan of Merger under which the Company has agreed to acquire 100% of the common stock and preferred stock of First Reliance in a combined stock-and-cash transaction valued at approximately $163 million. Upon completion of the transaction, the combined organization is expected to have approximately $5 billion in total assets, $3.2 billion in total loans and $4 billion in total deposits. The transaction is expected to be immediately accretive to the Company's earnings per share, excluding transaction costs.

The Agreement and Plan of Merger has been approved by the Boards of Directors of the Company and First Reliance. The closing of the transaction, which is expected to occur in the fourth quarter of 2026, is subject to customary conditions, including regulatory approval and approval by the shareholders of the Company and First Reliance.

Under the terms of the Agreement and Plan of Merger, each First Reliance shareholder will have the right to elect to receive either $19.75 in cash or 0.94 shares of the Company's common stock in exchange for each share of First Reliance stock, subject to customary proration and allocation procedures such that approximately 20% of First Reliance stock will be converted to cash consideration and the remaining 80% of First Reliance stock will be converted to Company common stock.

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of June 30, 2026 and December 31, 2025, and results of operations for the three and six month periods ended June 30, 2026 and 2025. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

At June 30, 2026, the Company had total consolidated assets of $3.6 billion, total loans, net of $2.5 billion, total deposits of $3.0 billion, and stockholders’ equity of $390.0 million. The Company reported net income of $10.9 million, or $0.51 per diluted share, for the three months ended June 30, 2026 and $19.1 million, or $0.90 per diluted share, for the six months ended June 30, 2026 compared to net income of $8.0 million, or $0.46 per diluted share, for the three months ended June 30, 2025 and $14.6 million, or $0.83 per diluted share, for the six months ended June 30, 2025. The increases in net income for the three and six month periods ended June 30, 2026 compared to the three and six month periods ended June 30, 2025 were a result of increases in interest income on loans and increases in noninterest income, partially offset by an increase in interest expense and an increase in noninterest expense as well as the impact from the acquisition of TC Bancshares in December 2025.

Net interest income on a tax equivalent basis was $30.0 million for the second quarter of 2026 compared to $22.6 million for the second quarter of 2025, an increase of $7.4 million. Net interest income on a tax equivalent basis for the six months ended June 30, 2026 was $59.4 million, compared to $43.7 million for the six months ended June 30, 2025, an increase of $15.7 million. These increases are the result of an increase in income on interest earning assets slightly offset with an increase in expense on interest bearing liabilities. Income on interest earning assets increased $8.9 million to $45.9 million for the second quarter of 2026 compared to the respective period in 2025. Expense on interest bearing liabilities increased $1.5 million to $15.9 million for the second quarter of 2026 compared to the respective period in 2025. Income on interest earning assets increased $18.2 million to $91.0 million for the first six months of 2026 compared to the respective period in 2025. Expense on interest bearing liabilities increased $2.6 million to $31.6 million for the first six months of 2026 compared to the respective period in 2025.

Provision for credit losses for the three and six months ended June 30, 2026 was $1.9 million and $3.7 million, which represents $2.1 million and $3.6 million in provision for credit losses on loans and $210,000 in release and $40,000 in provision for credit losses on unfunded commitments, respectively. This is compared to $450,000 and $2.0 million for the three and six months ended June 30, 2025, which represents $205,000 and $1.8 million in provision for credit losses on loans and $245,000 and $122,000 in provision for credit losses on unfunded commitments, respectively. For the second quarter of 2026, there were net charge-offs of $1.8 million compared to $1.0 million for the same period in 2025. Net charge-offs for the first six months of 2026 were $3.5 million compared to $1.7 million for the same period in 2025. Colony’s allowance for credit losses on loans was $22.0 million, or 0.89% of total loans at June 30, 2026, compared to $23.0 million, or 0.97% of total loans, at December 31, 2025. The increase in net charge-offs was primarily due to SBA loans in the Small Business Specialty Lending (“ SBSL”) portfolio as well as increases in commercial, financial & agricultural and consumer loans. At June 30, 2026 and December 31, 2025, nonperforming assets were $20.9 million and $24.7 million, or 0.58% and 0.66% of total assets, respectively.

Noninterest income of $12.2 million for the second quarter of 2026 represents an increase of $2.1 million, or 20.4%, from the second quarter of 2025. Noninterest income of $22.9 million for the six months ended June 30, 2026 represents an increase of $3.7 million, or 19.4% from the six months ended June 30, 2025. These increases are a result of increases in service charges on deposits, mortgage fee income, insurance commissions, interchange fees, and income from Colony Financial Advisors, which is included in other noninterest income. See “Table 3 - Noninterest Income” for more detail and discussion on the primary drivers to the increase in noninterest income.

For the three months ended June 30, 2026, noninterest expense was $26.4 million, an increase of $4.4 million, or 20.1%, from the same period in 2025. For the six months ended June 30, 2026, noninterest expense was $54.1 million, an increase of $11.9 million, or 28.1%, from the same period in 2025. Increases in noninterest expense for both periods were a result of increases in salaries and employee benefits, occupancy and equipment, acquisition related expenses, information technology expenses, and professional fees. See “Table 4 - Noninterest Expense” for more detail and discussion on the primary drivers to the increase in noninterest expense.

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

Liquidity sources and capital ratios

The Company’s uninsured deposits represented 32.45% of total Bank deposits at June 30, 2026 compared to 31.65% of total Bank deposits at December 31, 2025. Adjusted uninsured deposits (which excludes deposits collateralized by public funds and internal accounts) represented 20.66% of total Bank deposits at June 30, 2026 compared to 18.62% of total Bank deposits at December 31, 2025. The Company continues to maintain strong liquidity with available sources of funding of approximately $1.8 billion at June 30, 2026. Furthermore, the Company’s capital remains strong with common equity Tier 1 and total capital ratios of 13.0% and 16.2%, respectively, as of June 30, 2026.

Results of Operations

We reported net income and diluted earnings per share of $10.9 million and $0.51, respectively, for the second quarter of 2026. This compares to net income and diluted earnings per share of $8.0 million and $0.46, respectively, for the same period in 2025. We reported net income and diluted earnings per share of $19.1 million and $0.90, respectively, for the first six months of 2026. This compares to net income and diluted earnings per share of $14.6 million and $0.83, respectively, for the same period in 2025.

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

Fully taxable equivalent net interest income for the three months ended June 30, 2026 compared to June 30, 2025, was $30.0 million and $22.6 million, respectively. Fully taxable equivalent net interest income for the six months ended June 30, 2026 compared to June 30, 2025, was $59.4 million and $43.7 million, respectively. These increases for both periods can be seen in increases in rates and volume on loans as well as decreases in rates paid on deposits and other borrowings. The net interest margin for the three months ended June 30, 2026 compared to 2025, was 3.52% and 3.12%, respectively. For the six months ended June 30, 2026 compared to June 30, 2025, the net interest margin was 3.50% and 3.02%, respectively. These increases for each respective period are the result of a combination of increased earnings asset yields through loan growth, repricing, and accretion income on acquired loans, which was partially accelerated due to prepayments of acquired loans during the quarter. Additionally, a reduction in the overall cost of funds contributed to the increase in net interest margin when compared to the same periods in 2025.

The following tables indicate the relationship between interest income and interest expense and the average amounts of assets and liabilities for the periods indicated. As shown in the tables below, both average assets and average liabilities increased for the three months ended June 30, 2026 compared to the same period in 2025. The increase in average assets was primarily driven by the increase in loans of $472.7 million and deposits in banks of $88.1 million, which was partially offset by decreases in investment securities of $51.5 million. The increase in average liabilities was primarily attributed to an increase in interest-bearing deposits of $410.5 million, which was partially offset by a decrease of $13.6 million in Federal Home Loan Bank advances. For the six months ended June 30, 2026 compared to the same period in 2025, both average assets and average liabilities increased. The increase in average assets was primarily driven by the increase in loans of $501.4 million and deposits in banks of $50.0 million, which was partially offset by decreases in investment securities of $46.4 million. The increase in average liabilities was primarily attributed to an increase in interest-bearing deposits of $398.7 million, which was partially offset by a decrease of $1.9 million in Federal Home Loan Bank advances. The increases for the above periods were also impacted by the TC Bancshares acquisition in December 2025. The net interest spread, as well as the net interest margin, will continue to be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.

The yield on total interest-bearing liabilities decreased from 2.42% in the second quarter of 2025 to 2.29% in the second quarter of 2026. The yield on total interest-bearing liabilities decreased from 2.44% in the first six months of 2025 to 2.28% in the first six months of 2026. These decreases were primarily due to decreases in the federal funds interest rate of 75 basis points during the fourth quarter of 2025, along with the addition of deposits from the TC Bancshares merger in December 2025.

Table 1 - Average Balance Sheet and Net Interest Analysis

	Three Months Ended June 30,
	2026			2025
	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-earning assets:
Loans held for sale	$20,802	$367	7.08%	$22,495	$325	5.79%
Loans, net of unearned income(1)	2,432,676	38,800	6.40	1,960,025	30,139	6.17
Investment securities, taxable	646,072	4,452	2.76	698,416	4,759	2.73
Investment securities, tax-exempt(2)	93,939	487	2.08	93,082	492	2.12
Deposits in banks and short term investments	222,877	1,830	3.29	134,807	1,326	3.95
Total interest-earning assets	3,416,366	45,936	5.39%	2,908,825	37,041	5.11%
Noninterest-earning assets	268,672			229,300
Total assets	$3,685,038			$3,138,125
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$1,711,126	6,166	1.45%	$1,529,608	6,310	1.65%
Other time	844,296	7,071	3.36	615,303	5,322	3.47
Total interest-bearing deposits	2,555,422	13,237	2.08	2,144,911	11,632	2.18
Federal Home Loan Bank advances	171,374	1,784	4.18	185,000	1,889	4.10
Other borrowings	63,165	891	5.66	63,072	929	5.91
Total other interest-bearing liabilities	234,539	2,675	4.57	248,072	2,818	4.56
Total interest-bearing liabilities	2,789,961	15,912	2.29%	2,392,983	14,450	2.42%
Noninterest-bearing liabilities:
Demand deposits	475,839			441,709
Other liabilities	34,724			16,108
Stockholders' equity	384,514			287,325
Total noninterest-bearing liabilities and stockholders' equity	895,077			745,142
Total liabilities and stockholders' equity	$3,685,038			$3,138,125
Interest rate spread			3.10%			2.69%
Net interest income		$30,024			$22,591
Net interest margin			3.52%			3.12%
1.	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on a cash basis. Taxable-equivalent adjustments totaling $53,000 and $102,000 for the three months ended June 30, 2026 and 2025, respectively, are calculated using the statutory federal tax rate and are included in income and fees on loans. Accretion income of $1.1 million and $17,000 for the three months ended June 30, 2026 and 2025, respectively, are also included in income and fees on loans.

2.	Taxable-equivalent adjustments totaling $102,000 and $103,000 for the three months ended June 30, 2026 and 2025, respectively, are calculated using the statutory federal tax rate and are included in tax-exempt interest on investment securities.

	Six Months Ended June 30,
	2026			2025
	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-earning assets:
Loans held for sale	$21,330	$821	7.76%	$22,872	$653	5.76%
Loans, net of unearned income(3)	2,416,413	76,368	6.37	1,915,001	57,854	6.09
Investment securities, taxable	657,385	8,989	2.76	704,322	9,595	2.75
Investment securities, tax-exempt(4)	94,262	976	2.09	93,727	986	2.12
Deposits in banks and short term investments	231,613	3,823	3.33	181,651	3,648	4.05
Total interest-earning assets	3,421,003	90,977	5.36%	2,917,573	72,736	5.03%
Noninterest-earning assets	270,810			226,120
Total assets	$3,691,813			$3,143,693
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$1,718,339	12,117	1.42%	$1,539,504	12,779	1.67%
Other time	828,501	13,934	3.39	608,648	10,627	3.52
Total interest-bearing deposits	2,546,840	26,051	2.06	2,148,152	23,406	2.20
Federal Home Loan Bank advances	183,122	3,769	4.15	185,000	3,762	4.10
Other borrowings	63,153	1,779	5.68	63,060	1,856	5.94
Total other interest-bearing liabilities	246,275	5,548	4.54	248,060	5,618	4.57
Total interest-bearing liabilities	2,793,115	31,599	2.28%	2,396,212	29,024	2.44%
Noninterest-bearing liabilities:
Demand deposits	481,537			448,457
Other liabilities	35,100			16,062
Stockholders' equity	382,061			282,962
Total noninterest-bearing liabilities and stockholders' equity	898,698			747,481
Total liabilities and stockholders' equity	$3,691,813			$3,143,693
Interest rate spread			3.08%			2.59%
Net interest income		$59,378			$43,712
Net interest margin			3.50%			3.02%
3.	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on a cash basis. Taxable-equivalent adjustments totaling $101,000 and $170,000 for the six months ended June 30, 2026 and 2025, respectively, are calculated using the statutory federal tax rate and are included in income and fees on loans. Accretion income of $2.4 million and $36,000 for the six months ended June 30, 2026 and 2025, respectively, are also included in income and fees on loans.
4.	Taxable-equivalent adjustments totaling $205,000 and $207,000 for the six months ended June 30, 2026 and 2025, respectively, are calculated using the statutory federal tax rate and are included in tax-exempt interest on investment securities.

The following table presents the effect of net interest income for changes in the average outstanding volume amounts of interest-earning assets and interest-bearing liabilities and the rates earned and paid on these assets and liabilities for the three and six month periods ended June 30, 2026 compared to the three and six month periods ended June 30, 2025.

Table 2 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Compared to Three Months			Compared to Six Months
	Ended June 30, 2025			Ended June 30, 2025
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in

(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans held for sale	$(3,183)	$3,225	$42	$(2,971)	$3,139	$168
Loans, net of unearned fees	3,966	4,695	8,661	7,880	10,634	18,514
Investment securities, taxable	(28,513)	28,206	(307)	(12,064)	11,458	(606)
Investment securities, tax-exempt	1,395	(1,400)	(5)	898	(908)	(10)
Deposits in banks and short term investments	110,365	(109,861)	504	76,929	(76,754)	175
Total interest-earning assets (FTE)	84,030	(75,135)	8,895	70,672	(52,431)	18,241
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	237,166	(237,310)	(144)	252,344	(253,006)	(662)
Time deposits	133,394	(131,645)	1,749	146,800	(143,493)	3,307
Federal Home Loan Bank advances	(13,720)	13,615	(105)	(3,116)	3,123	7
Other borrowings	185	(223)	(38)	185	(262)	(77)
Total interest-bearing liabilities	357,025	(355,563)	1,462	396,213	(393,638)	2,575
Increase (decrease) in net interest income (FTE)	$(272,995)	$280,428	$7,433	$(325,541)	$341,207	$15,666

Provision for Credit Losses

The provision for credit losses recorded in each period is based on the amount required such that the total allowance for credit losses reflects the appropriate balance, in the estimation of management, sufficient to cover expected credit losses over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur. Provision for credit losses for the three and six months ended June 30, 2026 was $1.9 million and $3.7 million, respectively, compared to $450,000 and $2.0 million, respectively, for the same period in 2025. The provision for credit losses for the three and six months ended June 30, 2026 includes $2.1 million and $3.6 million, respectively, in credit losses on loans and a release of $210,000 and provision of $40,000 in credit losses on unfunded commitments. The provision for credit losses for the three and six months ended June 30, 2025 includes $205,000 and $1.8 million in credit losses on loans and $245,000 and $122,000 in credit losses on unfunded commitments. See the section captioned “Loans and Allowance for Credit Losses” elsewhere in this discussion for further analysis of the provision for credit losses.

Noninterest Income

The following table represents the major components of noninterest income for the periods indicated.

Table 3 - Noninterest Income

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollars in thousands)	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Service charges on deposits	$2,561	$2,219	$342	15.42%	$5,122	$4,391	$731	16.65%
Mortgage fee income	2,141	1,984	157	7.89	4,076	3,563	513	14.39
Gain on sales of SBA loans	506	1,550	(1,044)	(67.38)	1,468	2,585	(1,117)	(43.21)
Other SBA income	692	595	97	16.30	1,406	1,251	155	12.39
Loss on sales of securities	(186)	—	(186)	—	(186)	—	(186)	—
Interchange fees	2,400	2,073	327	15.78	4,586	4,011	575	14.34
BOLI income	1,217	423	794	187.65	1,694	819	875	106.84
Insurance commissions	922	766	156	20.34	1,766	1,235	531	42.99
Other	1,905	488	1,417	290.32	2,919	1,287	1,632	126.80
Total noninterest income	$12,158	$10,098	$2,060	20.40%	$22,851	$19,142	$3,709	19.38%

Noninterest income increased for the three and six month periods ended June 30, 2026 as compared to the same periods in 2025. These increases were primarily a result of increases in service charges on deposits, mortgage fee income, insurance commissions, interchange fees and other noninterest income partially offset by a decrease in gain on sales of SBA loans.

Service charges on deposits. For the three and six months ended June 30, 2026, service charges on deposits increased compared to the same periods ended June 30, 2025. These increases were related to increases in deposit account fees implemented during the last half of 2025 as well as the impact of the TC Bancshares acquisition.

Mortgage Fee Income. For the three and six months ended June 30, 2026, mortgage fee income increased compared to the same periods ended June 30, 2025. These increases in mortgage fee income was the result of higher mortgage production in the second quarter and the first six months of 2026 compared to the prior respective periods in 2025.

Gain on sales of SBA loans. For the three and six months ended June 30, 2026, net realized gains on the sale of the guaranteed portion of SBA loans decreased as compared to the same periods ended June 30, 2025. These decreases were related to decreased loan production and sales in the second quarter and the first six months of 2026 in the SBSL division.

Other SBA income. For the three and six months ended June 30, 2026, other SBA income increased slightly as compared to the same periods ended June 30, 2025, primarily related to an increase in servicing fee income.

BOLI income. For the three and six months ended June 30, 2026, BOLI income increased when compared to the same periods ended June 30, 2025. These increases were primarily the result of a tax-free gain received on a BOLI claim in the second quarter of 2026 along with normal fluctuations in cash surrender value as well as the addition of BOLI policies from the TC Bancshares acquisition.

Interchange fees. For the three and six months ended June 30, 2026, interchange fee income was higher than the same periods ended June 30, 2025. These increases in interchange fees are the result of customer use of our card programs and fluctuating purchasing habits between periods.

Insurance commissions. For the three and six months ended June 30, 2026, insurance commissions increased compared to the same periods ended June 30, 2025. These variances are volume driven by activity in the Company’s insurance division and were also impacted by the acquisition of the Ellerbee Insurance Agency in the second quarter of 2025.

Other noninterest income. For the three and six months ended June 30, 2026, other noninterest income increased as compared to the same periods ended June 30, 2025. The increases in other noninterest income was primarily attributable to increases in wealth advisory and merchant services as well as income received from a fintech distribution, partially offset by a decrease in equity investment market valuation gains.

Noninterest Expense

The following table represents the major components of noninterest expense for the periods indicated.

Table 4 - Noninterest Expense

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollars in thousands)	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Salaries and employee benefits	$15,539	$12,865	$2,674	20.79%	$31,462	$24,770	$6,692	27.02%
Occupancy and equipment	2,109	1,683	426	25.33	4,066	3,263	803	24.62
Acquisition related expenses	943	—	943	100.00	2,580	—	2,580	100.00
Information technology expenses	2,902	2,592	310	11.95	5,675	5,069	606	11.96
Professional fees	939	742	197	26.54	2,059	1,490	569	38.19
Advertising and public relations	982	942	40	4.29	2,088	1,747	341	19.54
Communications	235	188	47	25.26	460	393	67	17.04
Other	2,782	2,992	(210)	(7.03)	5,716	5,493	223	4.06
Total noninterest expense	$26,431	$22,004	$4,427	20.12%	$54,106	$42,225	$11,881	28.14%

Noninterest expense increased for the three and six months ended June 30, 2026 compared to the same periods in 2025.

Salaries and employee benefits. Salaries and employee benefits for the three and six months ended June 30, 2026 increased as compared to the same periods ended June 30, 2025. These increases were primarily due to increases in salaries and employee benefits expenses attributed to the additional employees from the TC Bancshares acquisition in December 2025 along with increases in commissions paid in 2026 related to SBSL and Colony Financial Advisors.

Occupancy and equipment. Occupancy and equipment expenses increased for the three and six months ended June 30, 2026 compared to the same periods ended June 30, 2025. Increases for both periods occurred in utilities and lease expenses primarily due to the impact of the above listed acquisition in 2025 as well as increases in repairs and maintenance.

Acquisition related expenses. Acquisition related expenses increased for the three and six months ended June 30, 2026 compared to the same periods ended June 30, 2025 and consists primarily of professional fees, information technology expenses, advertising, and costs associated with a lease buyout, all attributable to the merger with TC Bancshares. In addition, the Company recorded professional fees during June 2026 related to the recently announced proposed acquisition of First Reliance.

Information technology expenses. Information technology expenses increased for the three and six months ended June 30, 2026 compared to the same periods ended June 30, 2025. These increases relate primarily to increases in software, data processing and ATM expenses, which were all impacted by the above listed acquisition of TC Bancshares in 2025.

Professional fees. Professional fees increased for the three and six months ended June 30, 2026 compared to the same periods ended June 30, 2025. These increases relate to increases in legal and consulting fees impacted by the TC Bancshares acquisition.

Advertising and public relations. Advertising and public relations expenses increased for the three and six months ended June 30, 2026 compared to the same periods ended June 30, 2025. These increases were related to increases in subscriptions, marketing and advertising, which were all impacted by the TC Bancshares acquisition.

Communications. Communications expense increased for the three and six months ended June 30, 2026 compared to the same periods ended June 30, 2025. The change is related to fluctuations in data circuit fees.

Other noninterest expense. Other noninterest expense decreased for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. This decrease was primarily due to a decrease in the valuation of the SBSL servicing asset along with a decrease in other losses. Other noninterest expense increased for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This increase was primarily related to increases in travel, meals and entertainment, insurance, postage and stationery and supplies, all impacted by the above listed acquisition of TC Bancshares in 2025.

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2026 was $2.8 million and $5.1 million, respectively, compared to $2.1 million and $3.7 million, respectively, for the same periods in 2025. The Company’s effective tax rate for the three and six months ended June 30, 2026 was 20.7% and 21.1%, respectively, compared to 20.5% and 20.3%, respectively, for the three and six months ended June 30, 2025. The largest driver of the difference is the tax-exempt income primarily from BOLI and tax-exempt interest as well as the impact related to the acquisition of TC Bancshares in the fourth quarter of 2025.

Balance Sheet Review

Total assets were $3.6 billion at June 30, 2026 and $3.7 billion at December 31, 2025.

Loans and Allowance for Credit Losses

At June 30, 2026, gross loans outstanding (excluding loans held for sale) were $2.46 billion, an increase of $83.6 million, or 3.51%, compared to $2.38 billion at December 31, 2025.

At June 30, 2026, approximately 63.2% of our loans were secured by commercial real estate. Our construction, land & land development loans have decreased slightly since December 31, 2025 while all other categories of loans experienced increases. We continue to maintain loan growth at disciplined pricing levels which has contributed to an improved net interest margin.

The following table presents a summary of the loan portfolio as of June 30, 2026 and December 31, 2025.

Table 5 - Loans Outstanding

(dollars in thousands)	June 30, 2026	December 31, 2025
Construction, land & land development	$285,508	$302,512
Other commercial real estate	1,272,574	1,249,720
Total commercial real estate	1,558,082	1,552,232
Residential real estate	499,015	459,549
Commercial, financial & agricultural	230,364	218,532
Consumer and other	177,373	150,911
Total loans	$2,464,834	$2,381,224

Loans totaled $2.46 billion at June 30, 2026, an increase of 3.5% from $2.38 billion at December 31, 2025, which was primarily attributable to organic loan growth. The majority of the Company’s loan portfolio is comprised of real estate loans. Commercial and residential real estate loans which is primarily for 1-4 family residential properties, nonfarm nonresidential properties and real estate construction loans made up 83.5% and 84.5% of total loans at June 30, 2026 and December 31, 2025, respectively. Commercial, financial and agricultural loans represent 9.3% of total loans at June 30, 2026 and 9.2% at December 31, 2025. Consumer and other loans increased to 7.2% of total loans at June 30, 2026 from 6.3% at December 31, 2025.

The following table presents total loans as of June 30, 2026 according to maturity distribution and/or repricing opportunity on adjustable rate loans.

		After one year	After five
	One year	through five	years through	After fifteen
(dollars in thousands)	or less	years	fifteen years	years	Total
Construction, land & land development	$228,403	$24,452	$24,802	$7,851	$285,508
Other commercial real estate	416,921	546,032	304,983	4,638	1,272,574
Total commercial real estate	645,324	570,484	329,785	12,489	1,558,082
Residential real estate	131,251	176,776	79,686	111,302	499,015
Commercial, financial & agricultural	146,342	49,581	34,441	—	230,364
Consumer and other	10,201	52,181	54,883	60,108	177,373
Total loans, net of unearned fees	$933,118	$849,022	$498,795	$183,899	$2,464,834

The following table presents the maturity distribution of the Company’s loans at June 30, 2026 split between loans that have fixed interest rates or loans with variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

		After One	After Five
	Due in One	Year, but	Years, but
	Year or	within	within Fifteen	After Fifteen
(dollars in thousands)	Less	Five Years	Years	Years	Total
Loans with fixed interest rates:
Construction, land & land development	$6,370	$23,732	$4,933	$7,851	$42,886
Other commercial real estate	118,977	508,535	258,046	4,638	890,196
Total commercial real estate	125,347	532,267	262,979	12,489	933,082
Residential real estate	11,831	59,297	19,290	111,302	201,720
Commercial, financial & agricultural	24,074	46,989	26,102	—	97,165
Consumer and other	9,636	52,181	54,883	60,108	176,808
Total loans with fixed interest rates, net of unearned fees	170,888	690,734	363,254	183,899	1,408,775

Loans with floating interest rates:
Construction, land & land development	222,033	720	19,869	—	242,622
Other commercial real estate	297,944	37,497	46,937	—	382,378
Total commercial real estate	519,977	38,217	66,806	—	625,000
Residential real estate	119,420	117,479	60,396	—	297,295
Commercial, financial & agricultural	122,268	2,592	8,339	—	133,199
Consumer and other	565	—	—	—	565
Total loans with floating interest rates, net of unearned fees	762,230	158,288	135,541	—	1,056,059

Total loans, net of unearned fees	$933,118	$849,022	$498,795	$183,899	$2,464,834

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

The allowance for credit losses on loans was $22.0 million at June 30, 2026 compared to $19.2 million at June 30, 2025, an increase of $2.8 million, or 15.0%. The allowance for credit losses on loans as a percentage of loans was 0.89% and 0.96% at June 30, 2026 and 2025, respectively. The provision for credit losses was $1.9 million compared to $450,000 for the three months ended June 30, 2026 and June 30, 2025, respectively. The provision for credit losses for the three months ended June 30, 2026 includes $2.1 million in credit losses on loans and a release of $210,000 in credit losses on unfunded commitments. The provision for credit losses for the three months ended June 30, 2025 includes $205,000 in credit losses on loans and $245,000 in credit losses on unfunded commitments. The provision for credit losses was $3.7 million compared to $2.0 million for the six months ended June 30, 2026 compared to the same period in 2025. The provision for credit losses for the six months ended June 30, 2026 includes $3.6 million in credit losses on loans and $40,000 in credit losses on unfunded commitments. The provision for credit losses for the six months ended June 30, 2025 includes $1.8 million in credit losses on loans and $122,000 in credit losses on unfunded commitments. For the three and six month periods ended June 30, 2026, we experienced increases in net charge-offs primarily related to SBA loans in our SBSL portfolio along with increases in commercial, financial & agricultural and consumer loans. Accordingly, the amount of provision expense recorded in each period was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, that was sufficient to cover expected credit losses on loans over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur.

Additional information about the Company’s allowance for credit losses is provided in Note 4 to our consolidated financial statements as of June 30, 2026, included elsewhere in this Quarterly Report on Form 10-Q.

The following table presents an analysis of the allowance for credit losses on loans as of June 30, 2026 and June 30, 2025:

Table 6 - Analysis of Allowance for Credit Losses on Loans

	June 30, 2026		June 30, 2025
(dollars in thousands)	Reserve	%*	Reserve	%*
Construction, land & land development	$2,002	11.6%	$1,531	11.9%
Other commercial real estate	7,902	51.6%	5,428	53.1%
Residential real estate	4,630	20.2%	5,452	17.9%
Commercial, financial & agricultural	4,111	9.4%	3,060	10.7%
Consumer and other	3,389	7.2%	3,682	6.4%
	$22,034	100%	$19,153	100%
*	Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

The following table presents a summary of allowance for credit loss for the three and six months ended June 30, 2026 and 2025.

Table 7 - Summary of Allowance for Credit Losses on Loans

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2026	2025	2026	2025
Allowance for credit losses on loans - beginning balance	$21,705	$19,997	$23,014	$18,980
Adjustment on acquired loans	—	—	(1,100)	—
Charge-offs:
Other commercial real estate	475	46	950	226
Residential real estate	—	181	50	182
Commercial, financial & agricultural	685	652	1,426	914
Consumer and other	817	278	1,336	554
Total charge-offs	1,977	1,157	3,762	1,876
Recoveries:
Construction, land & land development	25	—	26	1
Other commercial real estate	—	5	—	10
Residential real estate	18	88	19	128
Commercial, financial & agricultural	62	8	104	63
Consumer and other	91	7	123	19
Total recoveries	196	108	272	221
Net charge-offs	1,781	1,049	3,490	1,655
Provision for credit losses on loans	2,110	205	3,610	1,828
Allowance for credit losses on loans- ending balance	$22,034	$19,153	$22,034	$19,153

Net charge-offs to average loans (annualized)	0.29%	0.21%	0.29%	0.17%
Allowance for credit losses on loans to total loans	0.89	0.96	0.89	0.96
Allowance to nonaccrual loans	116.51	180.96	116.51	180.96
Allowance to nonperforming loans	116.07	179.15	116.07	179.15

Management believes the allowance for credit losses for loans is adequate to provide for losses expected in the loan portfolio as of June 30, 2026.

Nonperforming Assets

Asset quality experienced improvement during the first six months of 2026. Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned (“OREO”). Nonaccrual loans totaled $18.9 million at June 30, 2026, a decrease of $4.5 million, or 19.1%, from $23.4 million at December 31, 2025. There were five loans contractually past due 90 days or more and still accruing totaling $71,000 at June 30, 2026, compared to eight loans totaling $95,000 at December 31, 2025. There was $129,000 in repossessed personal property at June 30, 2026, and $190,000 at December 31, 2025. OREO totaled $1.8 million at June 30, 2026, compared to $1.0 million at December 31, 2025, which primarily represents the addition of seven properties totaling $1.7 million and the sale of three properties which totaled $681,000. As of June 30, 2026, total nonperforming assets as a percent of total assets decreased to 0.58% compared with 0.66% at December 31, 2025. The decrease in nonperforming assets was primarily the result of decreases in all loan segments except residential real estate loans and consumer loans, partially offset by repayments, payoffs and charged off loans.

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

Nonperforming assets at June 30, 2026 and December 31, 2025 were as follows:

Table 8 - Nonperforming Assets

(dollars in thousands)	June 30, 2026	December 31, 2025
Nonaccrual loans	$18,912	$23,380
Loans past due 90 days and accruing	71	95
Total nonperforming loans	18,983	23,475
Other real estate owned	1,829	1,048
Repossessed assets	129	190
Total nonperforming assets	$20,941	$24,713
Nonperforming loans by loan segment
Construction, land & land development	$260	$1,132
Commercial real estate	7,225	9,663
Residential real estate	5,316	4,501
Commercial, financial & agricultural	5,768	7,883
Consumer & other	414	296
Total nonperforming loans	$18,983	$23,475
Nonperforming assets as a percentage of:
Total loans, OREO and foreclosed assets	0.85%	1.04%
Total assets	0.58%	0.66%
Nonaccrual loans as a percentage of total loans	0.77%	0.98%
Nonperforming loans as a percentage of total loans	0.77%	0.99%

The Company had no loans modified due to financial difficulty during the three and six month periods ended June 30, 2026. See Note 3 - Loans, included elsewhere in this Quarterly Report on Form 10-Q for additional details on loan modifications.

Deposits

Deposits at June 30, 2026 and December 31, 2025 were as follows:

Table 9 - Deposits

(dollars in thousands)	June 30, 2026	December 31, 2025
Noninterest-bearing demand	$464,062	$526,803
Interest-bearing demand	900,546	932,262
Savings and money market	779,890	787,811
Time, $250,000 and over	264,968	239,175
Other time	562,710	581,470
Total deposits	$2,972,176	$3,067,521

Total deposits decreased $95.3 million to $2.97 billion at June 30, 2026 from $3.07 billion at December 31, 2025. As of June 30, 2026, 15.6% of total deposits were comprised of noninterest-bearing accounts and 84.4% were comprised of interest-bearing deposit accounts, compared to 17.2% and 82.8% as of December 31, 2025, respectively. The overall decrease in our deposits was primarily due to seasonality in customer deposit balances that is normal for this time of year.

We had $123.5 million in brokered deposits at June 30, 2026 and $131.9 million at December 31, 2025. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors, and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the FHLB.

The Company’s estimated uninsured deposits were $975.4 million at June 30, 2026, or 32.45% of total Bank deposits, compared to $980.0 million at December 31, 2025, or 31.65% of total Bank deposits. Adjusted uninsured deposits estimate (which excludes deposits collateralized by public funds and internal accounts) were $621.0 million at June 30, 2026, or 20.66% of total Bank deposits, compared to $576.5 million at December 31, 2025, or 18.62% of total Bank deposits. Adjusted uninsured deposits represent a small percentage of our overall deposits, which increases the stability of our deposit base and lowers our overall funding risk.

The following table presents average deposits outstanding, and the average rate paid on deposits by the Company at June 30, 2026 and June 30, 2025.

(dollars in thousands)	June 30, 2026		June 30, 2025
Noninterest-bearing demand deposits	$481,537	—	$448,457	—
Interest-bearing demand and savings deposits	1,718,339	1.42%	1,539,504	1.67%
Time deposits	828,501	3.39	608,648	3.52
Total deposits	$3,028,377	1.73%	$2,596,609	1.82%

The following table presents the maturities of the Company’s time deposits as of June 30, 2026.

	Time	Time
	Deposits	Deposits
	$250,000	Less than
(dollars in thousands)	or Greater	$250,000	Total
Months to Maturity
3 months or less	$86,829	$225,585	$312,414
Over 3 months through 6 months	79,536	163,649	243,185
Over 6 months through 12 months	93,513	124,665	218,178
Over 12 months	5,090	48,811	53,901
	$264,968	$562,710	$827,678

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

See Note 8 to our consolidated financial statements as of June 30, 2026, included elsewhere in this Form 10-Q, for a table setting forth the financial instruments that were outstanding whose contract amounts represent credit risk and more information regarding our off-balance sheet arrangements as of June 30, 2026 and December 31, 2025.

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

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, the Company and the Bank have established multiple borrowing sources to augment their funds management. The Company has borrowing capacity through membership in the FHLB program. The Bank has also established overnight borrowing for federal funds purchased through various correspondent banks. There were no outstanding balances of federal funds purchased at June 30, 2026 and December 31, 2025, respectively.

Cash and cash equivalents at June 30, 2026 and December 31, 2025 were $159.6 million and $257.6 million, respectively. Cash and cash equivalents have decreased since year end 2025, partially due to increases in loans and decreases in deposits. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs without any material adverse impact on our operating results.

Liquidity management involves the matching of cash flow requirements of customers and the ability of the Company to manage those requirements. These requirements of customers include, but are not limited to, deposits being withdrawn or providing assurance to borrowers that sufficient funds are available to meet their credit needs. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term assets at any given time will adequately cover any reasonably anticipated need for funds. Additionally, we maintain relationships with correspondent banks, which could provide funds on short notice, if needed. We have also invested in FHLB stock for the purpose of establishing credit lines with the FHLB. At June 30, 2026 and December 31, 2025, we had $170.0 million and $190.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $941.5 million and $747.0 million of additional borrowing availability with the FHLB at June 30, 2026 and December 31, 2025, respectively.

Other sources of liquidity include availability from the Federal Reserve Discount Window of $134.4 million of which there was no outstanding balance at June 30, 2026. The Company also had unencumbered securities of $375.4 million, $118.5 million in FRB Reserves and $39.7 million in other cash and due from banks as of June 30, 2026. Unencumbered investment securities provide the ability to either be pledged as collateral with borrowing sources or sold and converted to cash.

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

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of June 30, 2026 and December 31, 2025. The Company and the Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of June 30, 2026 and December 31, 2025. There have been no conditions or events since June 30, 2026 that management believes would change this classification.

Table 10 - Capital Ratio Requirements

	Minimum
	Requirement	Well-capitalized
Risk-based ratios:
Common equity tier 1 capital (CET1)	4.5%	6.5%
Tier 1 capital	6.0	8.0
Total capital	8.0	10.0
Leverage ratio	4.0	5.0

Table 11 - Capital Ratios

Company	June 30, 2026	December 31, 2025
CET1 risk-based capital ratio	12.96%	12.67%
Tier 1 risk-based capital ratio	13.87	13.60
Total risk-based capital ratio	16.18	15.95
Leverage ratio	10.20	10.78

Colony Bank
CET1 risk-based capital ratio	13.56%	13.61%
Tier 1 risk-based capital ratio	13.56	13.61
Total risk-based capital ratio	14.42	14.48
Leverage ratio	9.97	10.78

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

The following table presents our interest sensitivity position at the dates indicated.

Table 12 - Interest Sensitivity

	Increase (Decrease) in Net Interest Income from Base Scenario at
	June 30, 2026	December 31, 2025
Changes in rates
200 basis point increase	6.32%	8.10%
100 basis point increase	3.18	4.33
100 basis point decrease	0.54	(0.63)
200 basis point decrease	0.70	(1.72)

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

During the quarter ended June 30, 2026, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There are no material changes during the period covered by this Report to the risk factors previously disclosed in the Company’s 2025 Form 10-K.

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	There were no unregistered shares of the Company’s common stock sold during the three-month period ended June 30, 2026.
(b)	Not applicable.
(c)	The Company had no repurchases of its common stock during the second quarter of 2026.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Pursuant to Item 408(a) of Regulation S-K, none of the Company’s directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2026.

ITEM 6 – EXHIBITS

2.1

Agreement and Plan of Merger, dated June 24, 2026, by and between Colony Bankcorp, Inc. and First Reliance Bancshares, Inc. - filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2026 and incorporated herein by reference.

2.2

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Income for the Three and Six months ended June 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six months ended June 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six months ended June 30, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

104	The cover page from Colony Bankcorp, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026 (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colony Bankcorp, Inc.

/s/ T. Heath Fountain
Date: August 5, 2026	T. Heath Fountain
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2026	/s/ Derek Shelnutt
Derek Shelnutt
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)