Form 10-Q
period 2026-09-30
COLONY BANKCORP INC
filed 2026-11-06
CIK 711669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 4, 2026, the registrant had 27,296,540 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COLONY BANKCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$27,938	$27,307
Interest-bearing deposits in banks and federal funds sold	161,370	230,333
Cash and cash equivalents	189,308	257,640
Investment securities available-for-sale, at fair value (amortized cost $380,296 and $412,395 respectively)	341,342	383,817
Investment securities held-to-maturity, at amortized cost (fair value $313,004 and $354,290, respectively)	361,870	386,618
Other investments	18,878	19,176
Loans held for sale	28,143	78,990
Loans, net of unearned income	2,477,091	2,381,224
Allowance for credit losses	(22,495)	(23,014)
Loans, net	2,454,596	2,358,210
Premises and equipment	38,567	37,045
Other real estate owned	3,647	1,048
Goodwill	63,622	63,873
Other intangible assets	6,586	7,851
Bank-owned life insurance	69,181	68,457
Deferred income taxes, net	19,820	19,582
Other assets	52,359	53,094
Total assets	$3,647,919	$3,735,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Noninterest-bearing	$457,225	$526,803
Interest-bearing	2,500,455	2,540,718
Total deposits	2,957,680	3,067,521
Federal Home Loan Bank advances	199,997	194,972
Other borrowings	63,203	63,132
Other liabilities	35,222	33,856
Total liabilities	3,256,103	3,359,481

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued or outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, par value $1.00 per share; 50,000,000 shares authorized, 21,220,148 and 21,251,695 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	21,220	21,252
Paid-in capital	227,196	228,577
Retained earnings	182,535	160,584
Accumulated other comprehensive loss, net of tax	(39,135)	(34,493)
Total stockholders’ equity	391,816	375,920
Total liabilities and stockholders’ equity	$3,647,919	$3,735,401

See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest income
Loans, including fees	$40,489	$31,535	$117,578	$89,872
Investment securities	4,669	4,518	14,428	14,893
Deposits with other banks and short term investments	1,303	839	5,125	4,487
Total interest income	46,461	36,892	137,131	109,252

Interest expense
Deposits	13,416	11,332	39,467	34,737
Federal Home Loan Bank advances	1,769	1,909	5,537	5,671
Other borrowings	899	952	2,679	2,808
Total interest expense	16,084	14,193	47,683	43,216

Net interest income	30,377	22,699	89,448	66,036
Provision for credit losses	1,650	900	5,300	2,850
Net interest income after provision for credit losses	28,727	21,799	84,148	63,186

Noninterest income
Service charges on deposits	2,756	2,640	7,878	7,031
Mortgage fee income	2,041	1,851	6,117	5,414
Gain on sales of SBA loans	1,133	1,411	2,601	3,996
Other SBA income	734	686	2,140	1,937
Loss on sales of securities	(887)	(1,039)	(1,073)	(1,039)
Interchange fees	2,529	2,273	7,115	6,284
BOLI income	488	396	2,182	1,215
Insurance commissions	866	874	2,632	2,109
Other	2,606	999	5,525	2,286
Total noninterest income	12,266	10,091	35,117	29,233

Noninterest expense
Salaries and employee benefits	15,883	13,532	47,345	38,302
Occupancy and equipment	2,099	1,732	6,166	4,995
Acquisition related expenses	1,210	732	3,790	732
Information technology expense	2,783	2,680	8,458	7,749
Professional fees	869	998	2,928	2,488
Advertising and public relations	1,026	1,130	3,115	2,877
Communications	232	218	692	611
Other	3,548	3,590	9,262	9,083
Total noninterest expense	27,650	24,612	81,756	66,837
Income before income taxes	13,343	7,278	37,509	25,582
Income taxes	2,822	1,459	7,927	5,172
Net income	$10,521	$5,819	$29,582	$20,410
Earnings per common share:
Basic	$0.50	$0.33	$1.40	$1.17
Diluted	0.50	0.33	1.40	1.17
Dividends declared per share	0.1200	0.1150	0.3600	0.3450
Weighted average common shares outstanding:
Basic	21,220,709	17,461,434	21,201,019	17,472,972
Diluted	21,220,709	17,461,434	21,201,019	17,472,972

See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$10,521	$5,819	$29,582	$20,410
Other comprehensive income:
Net unrealized gains (losses) on securities arising during the period	(9,901)	3,268	(10,489)	10,492
Tax effect	2,196	(832)	2,409	(2,672)
Reclassification adjustment for amortization of unrealized holding losses from the transfer of securities from available-for-sale to held-to-maturity	906	2,145	2,747	3,289
Tax effect	(231)	(546)	(700)	(838)
Realized losses on sales of securities included in net income	887	1,039	1,073	1,039
Tax effect	(193)	(265)	(233)	(265)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges	271	(86)	827	(370)
Tax effect	(69)	22	(210)	94
Realized gains on derivative instruments recognized in net income	(5)	(80)	(88)	(235)
Tax effect	1	20	22	60
Total other comprehensive income	(6,139)	4,685	(4,642)	10,594
Comprehensive income	$4,383	$10,504	$24,940	$31,004

See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

					Accumulated
					Other
(dollars in thousands, except per share data)	Common Stock		Paid-In	Retained	Comprehensive
Three Months Ended	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, June 30, 2026	21,158,353	$21,158	$227,246	$174,558	$(32,996)	$389,966
Other comprehensive income	—	—	—	—	(6,139)	(6,139)
Dividends on common shares ($0.1200 per share)	—	—	—	(2,544)	—	(2,544)
Issuance of restricted stock, net of forfeitures	74,369	74	(74)	—	—	—
Tax withholding related to vesting of restricted stock	(12,574)	(12)	(245)	—	—	(257)
Stock-based compensation expense, net	—	—	269	—	—	269
Net income	—	—	—	10,521	—	10,521
Balance, September 30, 2026	21,220,148	$21,220	$227,196	$182,535	$(39,135)	$391,816

Balance, June 30, 2025	17,416,702	$17,417	$167,160	$150,938	$(41,658)	$293,857
Other comprehensive income	—	—	—	—	4,685	4,685
Dividends on common shares ($0.1150 per share)	—	—	—	(2,009)	—	(2,009)
Issuance of restricted stock, net of forfeitures	58,336	58	(58)	—	—	—
Tax withholding related to vesting of restricted stock	(13,754)	(14)	(210)	—	—	(224)
Stock-based compensation expense, net	—	—	204	—	—	204
Net income	—	—	—	5,819	—	5,819
Balance, September 30, 2025	17,461,284	$17,461	$167,096	$154,748	$(36,973)	$302,332

					Accumulated
					Other
(dollars in thousands, except per share data)	Common Stock		Paid-In	Retained	Comprehensive
Nine Months Ended	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2025	21,251,695	$21,252	$228,577	$160,584	$(34,493)	$375,920
Other comprehensive income	—	—	—	—	(4,642)	(4,642)
Dividends on common shares ($0.3600 per share)	—	—	—	(7,631)	—	(7,631)
Issuance of restricted stock, net of forfeitures	71,407	71	(71)	—	—	—
Tax withholding related to vesting of restricted stock	(13,845)	(14)	(266)	—	—	(280)
Repurchase and retirement of shares	(89,109)	(89)	(1,677)	—	—	(1,766)
Stock-based compensation expense	—	—	633	—	—	633
Net income	—	—	—	29,582	—	29,582
Balance, September 30, 2026	21,220,148	$21,220	$227,196	$182,535	$(39,135)	$391,816

Balance, December 31, 2024	17,519,884	$17,520	$168,353	$140,369	$(47,567)	$278,675
Other comprehensive income	—	—	—	—	10,594	10,594
Dividends on common shares ($0.3450 per share)	—	—	—	(6,031)	—	(6,031)
Issuance of restricted stock, net of forfeitures	60,226	60	(60)	—	—	—
Tax withholding related to vesting of restricted stock	(18,502)	(19)	(282)	—	—	(301)
Repurchase and retirement of shares	(100,324)	(100)	(1,489)	—	—	(1,589)
Stock-based compensation expense	—	—	574	—	—	574
Net income	—	—	—	20,410	—	20,410
Balance, September 30, 2025	17,461,284	$17,461	$167,096	$154,748	$(36,973)	$302,332

COLONY BANKCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(dollars in thousands)	September 30, 2026	September 30, 2025
Operating Activities
Net income	$29,582	$20,410
Adjustments reconciling net income to net cash provided by operating activities:
Provision for credit losses	5,300	2,850
Depreciation, amortization, and accretion	1,998	5,419
Equity method investment (income) expense	33	(267)
Stock-based compensation expense	633	574
Net change in servicing asset	60	(59)
Loss on sales of securities	1,073	1,039
Gain on sales of SBA loans	(2,601)	(3,996)
Loss on sales of other real estate owned and repossessions	42	134
Gain on insurance claim-bank branch fire	(813)	—
Gain on sales of premises & equipment	(13)	—
Originations of loans held for sale	(194,839)	(209,977)
Proceeds from sales of loans held for sale	226,613	234,473
Change in bank-owned life insurance	(1,483)	(1,237)
Gain related to bank-owned life insurance claim	(706)	—
Deferred tax expense	1,053	1,041
Change in other assets	891	(4,223)
Change in other liabilities	2,162	2,018
Net cash provided by operating activities	68,985	48,199
Investing Activities
Purchases of investment securities, available-for-sale	(23,712)	(30,971)
Proceeds from maturities, calls, and paydowns of investment securities, available-for-sale	36,937	46,662
Proceeds from sales of investment securities, available-for-sale	17,349	55,550
Proceeds from maturities, calls and paydowns of securities, held-to-maturity	22,294	24,556
Proceeds from sales of investment securities, held-to-maturity	3,485	17,877
Change in loans, net	(79,528)	(198,429)
Purchase of premises and equipment	(2,291)	(782)
Proceeds from sales of premises and equipment	35	—
Proceeds from insurance related to fire at bank branch	—	803
Proceeds from sales of other real estate owned and repossessions	902	540
Proceeds from settlement of bank-owned life insurance policies	1,465	—
Purchase of Federal Home Loan Bank Stock	(304)	(38)
Redemption of equity securities	569	—
Cash paid - Insurance acquisition	—	(3,500)
Net cash used in investing activities	(22,799)	(87,732)
Financing Activities
Change in noninterest-bearing customer deposits	(69,578)	(20,141)
Change in interest-bearing customer deposits	(40,263)	36,527
Dividends paid for common stock	(7,631)	(6,031)
Repayments on Federal Home Loan Bank advances	(175,000)	(150,000)
Proceeds from Federal Home Loan Bank advances	180,000	150,000
Repayments on other borrowings	—	(75,000)
Proceeds from other borrowings	—	75,000
Repurchase and retirement of shares	(1,766)	(1,589)
Tax withholding related to vesting of restricted stock	(280)	(301)
Net cash used in financing activities	(114,518)	8,465
Net decrease in cash and cash equivalents	(68,332)	(31,068)
Cash and cash equivalents at beginning of period	257,640	231,034
Cash and cash equivalents at end of period	$189,308	$199,966

COLONY BANKCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(dollars in thousands)	September 30, 2026	September 30, 2025
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$47,728	$42,980
Cash paid during the period for income taxes	7,133	3,787
Noncash Investing and Financing Activities
Transfers to other real estate	3,339	810
Adjustments to goodwill	(251)	—

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

The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results which may be expected for the year ending December 31, 2026. These statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”).

Nature of Operations

Colony Bank provides a full range of banking solutions for personal and business customers. In addition to traditional banking services, the Bank provides specialized solutions including mortgage lending, government guaranteed lending, consumer insurance, wealth management, credit cards and merchant services. The Bank conducts its business through full-service banking centers and loan production offices located throughout Georgia and northern Florida. The Bank is headquartered in Fitzgerald, Georgia with locations in the Georgia cities of Albany, Ashburn, Athens, Atlanta, Augusta, Broxton, Cedartown, Centerville, Chickamauga, Columbus, Cordele, Covington, Douglas, Eastman, Fayetteville, Fitzgerald, Greensboro, LaGrange, Leesburg, Macon, Manchester, Monroe, Moultrie, Quitman, Rochelle, Rockmart, Savannah, Statesboro, Sylvester, Thomaston, Thomasville, Tifton, Valdosta and Warner Robins. The Bank also operates locations in Jacksonville, Santa Rosa Beach and Tallahassee, Florida.

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

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At September 30, 2026, approximately 83% of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Management continues to monitor these concentrations and has considered these concentrations in its allowance for credit loss analysis.

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

(2) Investment Securities

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity along with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized
September 30, 2026	Cost	Gains	Losses	Fair Value
Securities Available-for-Sale:
U.S. treasury securities	$7,444	$—	$(85)	$7,359
U.S. agency securities	2,931	—	(218)	2,713
Asset backed securities	12,637	21	(147)	12,511
State, county & municipal securities	109,416	—	(15,383)	94,033
Corporate debt securities	36,798	68	(2,170)	34,696
Mortgage-backed securities	211,070	3	(21,043)	190,030
Total	$380,296	$92	$(39,046)	$341,342

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2026	Cost	Gains	Losses	Fair Value
Securities Held-to-Maturity:
U.S. treasury securities	$54,095	$—	$(1,443)	$52,652
U.S. agency securities	8,819	—	(912)	7,907
State, county & municipal securities	137,883	—	(20,687)	117,196
Mortgage-backed securities	161,073	—	(25,824)	135,249
Total	$361,870	$—	$(48,866)	$313,004

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2025	Cost	Gains	Losses	Fair Value
Securities Available-for-Sale:
U.S. treasury securities	$5,570	$12	$—	$5,582
U.S. agency securities	3,304	—	(108)	3,196
Asset backed securities	14,622	6	(145)	14,483
State, county & municipal securities	118,204	58	(11,032)	107,230
Corporate debt securities	52,660	336	(4,189)	48,807
Mortgage-backed securities	218,035	525	(14,041)	204,519
Total	$412,395	$937	$(29,515)	$383,817

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2025	Cost	Gains	Losses	Fair Value
Securities Held-to-Maturity:
U.S. treasury securities	$65,408	$—	$(958)	$64,450
U.S. agency securities	8,991	—	(682)	8,309
State, county & municipal securities	137,591	76	(11,675)	125,992
Mortgage-backed securities	174,628	—	(19,089)	155,539
Total	$386,618	$76	$(32,404)	$354,290

The Company elected to exclude accrued interest receivable from the amortized cost basis of available-for-sale and held-to-maturity securities disclosed throughout this note. As of September 30, 2026 and December 31, 2025, accrued interest receivable for available-for-sale and held-to-maturity securities totaled $1.7 million and $2.3 million, and $1.7 million and $1.7 million, respectively, and is included in the “Other assets” line item on the Company’s consolidated balance sheet.

The amortized cost and fair value of investment securities as of September 30, 2026, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,159	$3,156	$16,697	$16,452
Due after one year through five years	48,589	44,677	58,762	55,746
Due after five years through ten years	69,601	61,471	71,931	62,378
Due after ten years	47,877	42,008	53,407	43,179
	$169,226	$151,312	$200,797	$177,755

Mortgage-backed securities	211,070	190,030	161,073	135,249
	$380,296	$341,342	$361,870	$313,004

For the three and nine month periods ended September 30, 2026, the Company had proceeds from the sale of investment securities of $15.7 million and $20.8 million, respectively, which resulted in gross realized losses of $887,000 and $1.1 million for each respective period. For both the three and nine month periods ended September 30, 2025, the Company had proceeds from the sale of investment securities of $73.4 million which resulted in gross realized losses of $1.0 million. The sales in 2026 included the sale of one held-to-maturity security during the second quarter of 2026, which had a maturity date within the next three months which met the exception guidance under ASC 320-10-25-14(a). Therefore, the sales do not impact our ability to hold the remaining investment securities, and we are not in a position to

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

be required to sell any remaining securities at this time. The purpose of the sales was to restructure underperforming assets and reinvest in assets with higher yields.

Investment securities having a carrying value of approximately $344.9 million and $397.2 million were pledged to secure public deposits and for other purposes as of September 30, 2026 and December 31, 2025, respectively.

Information pertaining to available-for-sale securities with gross unrealized losses at September 30, 2026 and December 31, 2025 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
(dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2026	Value	Losses	Value	Losses	Value	Losses
U.S. treasury securities	$7,359	$(85)	$—	$—	$7,359	$(85)
U.S. agency securities	996	(47)	1,717	(171)	2,713	(218)
Asset backed securities	—	—	6,724	(147)	6,724	(147)
State, county & municipal securities	10,802	(661)	83,231	(14,722)	94,033	(15,383)
Corporate debt securities	4,476	(182)	26,303	(1,988)	30,779	(2,170)
Mortgage-backed securities	82,932	(3,841)	106,256	(17,202)	189,188	(21,043)
	$106,565	$(4,816)	$224,231	$(34,230)	$330,796	$(39,046)

December 31, 2025
U.S. treasury securities	—	—	—	—	—	—
U.S. agency securities	1,182	(2)	2,014	(106)	3,196	(108)
Asset backed securities	5,001	(8)	8,265	(137)	13,266	(145)
State, county & municipal securities	5,219	(545)	94,080	(10,487)	99,299	(11,032)
Corporate debt securities	3,955	(45)	34,550	(4,144)	38,505	(4,189)
Mortgage-backed securities	27,089	(134)	125,920	(13,907)	153,009	(14,041)
	$42,446	$(734)	$264,829	$(28,781)	$307,275	$(29,515)

Information pertaining to held-to-maturity securities with gross unrealized losses at September 30, 2026 and December 31, 2025 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
(dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2026	Value	Losses	Value	Losses	Value	Losses
U.S. treasury securities	$—	$—	$52,652	$(1,443)	$52,652	$(1,443)
U.S. agency securities	—	—	7,907	(912)	7,907	(912)
State, county & municipal securities	16,085	(822)	101,111	(19,865)	117,196	(20,687)
Mortgage-backed securities	—	—	135,249	(25,824)	135,249	(25,824)
	$16,085	$(822)	$296,919	$(48,044)	$313,004	$(48,866)

December 31, 2025
U.S. treasury securities	$—	$—	$64,450	$(958)	$64,450	$(958)
U.S. agency securities	—	—	8,309	(682)	8,309	(682)
State, county & municipal securities	441	(3)	116,706	(11,672)	117,147	(11,675)
Mortgage-backed securities	—	—	155,539	(19,089)	155,539	(19,089)
	$441	$(3)	$345,004	$(32,401)	$345,445	$(32,404)

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Management evaluates available-for-sale securities in an unrealized loss position at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. As of September 30, 2026, the Company does not intend to sell these investment securities in an unrealized loss position, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on management’s review, the Company’s available-for-sale securities have no expected credit losses and no related allowance for credit losses has been established.

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

At September 30, 2026, there were 273 available-for-sale securities and 145 held-to-maturity securities that had unrealized losses. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are due to reasons of credit quality.

As part of the Company’s calculated credit losses, the allowance for credit losses on investment securities was determined to be de minimis due to the high credit quality of the portfolio, which includes securities issued or guaranteed by the U.S. treasury and U.S. government agencies and high quality municipalities. Therefore, no allowance for credit losses was recorded as of September 30, 2026 and December 31, 2025. See Note 1 for additional details on the allowance for credit losses as it relates to the securities portfolio.

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(3) Loans

The following table presents the composition of loans, segregated by class of loans, as of September 30, 2026 and December 31, 2025.

(dollars in thousands)	September 30, 2026	December 31, 2025
Construction, land & land development	$295,329	$302,512
Other commercial real estate	1,257,851	1,249,720
Total commercial real estate	1,553,180	1,552,232
Residential real estate	508,483	459,549
Commercial, financial & agricultural	225,751	218,532
Consumer and other	189,677	150,911
Total loans	$2,477,091	$2,381,224

Included in the above table are government guaranteed loans totaling $82.1 million at September 30, 2026 and $84.9 million at December 31, 2025. The following table presents the composition of government guaranteed loans segregated by class of loans for each respective period.

(dollars in thousands)	September 30, 2026	December 31, 2025
Construction, land & land development	$704	$2,277
Other commercial real estate	45,464	43,251
Total commercial real estate	46,168	45,528
Residential real estate	10,236	10,050
Commercial, financial & agricultural	25,686	29,350
Total loans	$82,090	$84,928

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of September 30, 2026 and December 31, 2025, accrued interest receivable for loans totaled $11.9 million and $11.4 million, respectively, and is included in the “Other assets” line item on the Company’s consolidated balance sheet.

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

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the loan portfolio segregated by class of loans and the risk category of term loans by vintage year, which is the year of origination or most recent renewal, as of September 30, 2026 and December 31, 2025. Those loans with a risk grade of 1, 2, 3, 4, 5 and 98 have been combined in the pass line for presentation purposes. Loans with a risk grade of 7, 8 and 99 have been combined in the substandard line. There were no loans with a risk rating of “doubtful” or “loss” at September 30, 2026 or December 31, 2025.

								Revolvers
	Term Loans Amortized Cost Basis by Origination Year							converted
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolvers	to term loans	Total
September 30, 2026
Construction, land & land development
Risk rating
Pass	$104,176	$114,224	$26,382	$3,386	$6,385	$7,054	$10,428	$901	$272,936
Special Mention	2,208	2,599	811	—	585	—	—	—	6,203
Substandard	84	15,853	37	216	—	—	—	—	16,190
Total Construction, land & land development	106,468	132,676	27,230	3,602	6,970	7,054	10,428	901	295,329

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate
Risk rating
Pass	119,346	236,891	107,455	84,354	330,742	298,075	15,433	1,320	1,193,616
Special Mention	2,180	3,325	3,338	4,587	522	21,862	—	776	36,590
Substandard	984	2,936	6,419	6,726	5,091	5,372	—	117	27,645
Total Other commercial real estate	122,510	243,152	117,212	95,667	336,355	325,309	15,433	2,213	1,257,851

Current period gross write offs	—	475	—	515	76	—	—	—	1,066

Residential real estate
Risk rating
Pass	82,289	61,296	23,067	44,791	127,979	113,852	45,619	1,112	500,005
Special Mention	—	364	91	—	—	4,006	—	—	4,461
Substandard	—	246	522	1,217	1,172	698	162	—	4,017
Total Residential real estate	82,289	61,906	23,680	46,008	129,151	118,556	45,781	1,112	508,483

Current period gross write offs	—	—	—	—	77	5	—	—	82

Commercial, financial & agricultural
Risk rating
Pass	38,248	35,690	19,234	21,726	18,332	17,185	66,446	863	217,724
Special Mention	—	—	103	535	670	265	699	—	2,272
Substandard	—	102	1,427	2,682	1,252	166	126	—	5,755
Total Commercial, financial & agricultural	38,248	35,792	20,764	24,943	20,254	17,616	67,271	863	225,751

Current period gross write offs	—	445	1,371	786	8	3	—	—	2,613

Consumer and other
Risk rating
Pass	76,929	62,393	25,906	22,680	513	112	843	15	189,391
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	9	62	141	74	—	—	—	—	286
Total Consumer and other	76,938	62,455	26,047	22,754	513	112	843	15	189,677

Current period gross write offs	101	536	881	268	49	10	—	—	1,845

Total Loans
Risk rating
Pass	420,988	510,494	202,044	176,937	483,951	436,278	138,769	4,211	2,373,672
Special Mention	4,388	6,288	4,343	5,122	1,777	26,133	699	776	49,526
Substandard	1,077	19,199	8,546	10,915	7,515	6,236	288	117	53,893
Total Loans	$426,453	$535,981	$214,933	$192,974	$493,243	$468,647	$139,756	$5,104	$2,477,091

Total current period gross write offs	$101	$1,456	$2,252	$1,569	$210	$18	$—	$—	$5,606

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

								Revolvers
	Term Loans Amortized Cost Basis by Origination Year							converted
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolvers	to term loans	Total
December 31, 2025
Construction, land & land development
Risk rating
Pass	$190,131	$63,730	$8,065	$12,914	$8,517	$1,440	$110	$—	$284,907
Special Mention	16,167	—	—	—	—	—	—	—	16,167
Substandard	54	122	1,132	92	—	38	—	—	1,438
Total Construction, land & land development	206,352	63,852	9,197	13,006	8,517	1,478	110	—	302,512

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other commercial real estate
Risk rating
Pass	235,989	121,779	113,731	351,954	191,620	177,904	15,173	1,498	1,209,648
Special Mention	6,452	—	4,680	3,110	—	2,441	—	518	17,201
Substandard	5,135	6,327	4,117	3,036	799	2,638	616	203	22,871
Total Other commercial real estate	247,576	128,106	122,528	358,100	192,419	182,983	15,789	2,219	1,249,720

Current period gross write offs	—	—	206	278	5	20	—	—	509

Residential real estate
Risk rating
Pass	21,212	62,992	79,928	121,472	58,367	72,633	30,633	799	448,036
Special Mention	777	94	247	—	1,283	2,803	195	—	5,399
Substandard	566	52	2,534	1,674	261	1,027	—	—	6,114
Total Residential real estate	22,555	63,138	82,709	123,146	59,911	76,463	30,828	799	459,549

Current period gross write offs	—	—	—	140	—	43	—	—	183

Commercial, financial & agricultural
Risk rating
Pass	46,062	26,351	32,121	26,463	6,811	16,282	48,395	849	203,334
Special Mention	1,666	—	95	132	—	—	3,448	—	5,341
Substandard	123	2,291	3,277	1,571	2,173	136	286	—	9,857
Total Commercial, financial & agricultural	47,851	28,642	35,493	28,166	8,984	16,418	52,129	849	218,532

Current period gross write offs	178	597	1,206	915	433	60	—	—	3,389

Consumer and other
Risk rating
Pass	83,905	35,690	28,544	1,272	150	408	589	22	150,580
Special Mention	—	131	—	—	—	—	—	—	131
Substandard	—	114	86	—	—	—	—	—	200
Total Consumer and other	83,905	35,935	28,630	1,272	150	408	589	22	150,911

Current period gross write offs	244	1,071	274	17	—	12	—	—	1,618

Total Loans
Risk rating
Pass	577,299	310,542	262,389	514,075	265,465	268,667	94,900	3,168	2,296,505
Special Mention	25,062	225	5,022	3,242	1,283	5,244	3,643	518	44,239
Substandard	5,878	8,906	11,146	6,373	3,233	3,839	902	203	40,480
Total Loans	$608,239	$319,673	$278,557	$523,690	$269,981	$277,750	$99,445	$3,889	$2,381,224

Total current period gross write offs	$422	$1,668	$1,686	$1,350	$438	$135	$—	$—	$5,699

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

Loans are classified as collateral-dependent when the borrower is experiencing financial difficulty, and we expect repayment to be provided substantially through the operation or sale of collateral. Our commercial loans have collateral that is comprised of real estate and business assets. Our consumer loans have collateral that is substantially comprised of residential real estate. The Company had $12.2 million and $7.2 million, net of related credit losses, in collateral-dependent loans at September 30, 2026 and December 31, 2025, respectively.

There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the three and nine month periods ended September 30, 2026 and September 30, 2025.

The following table presents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of September 30, 2026 and December 31, 2025:

			Total
		90 Days	Accruing
	30‑89 Days	or More	Loans Past	Nonaccrual	Current	Total
(dollars in thousands)	Past Due	Past Due	Due	Loans	Loans	Loans
September 30, 2026
Construction, land & land development	$15,963	$—	$15,963	$159	$279,207	$295,329
Other commercial real estate	59	—	59	12,308	1,245,484	1,257,851
Total commercial real estate	16,022	—	16,022	12,467	1,524,691	1,553,180
Residential real estate	923	—	923	3,610	503,950	508,483
Commercial, financial & agricultural	1,397	—	1,397	4,559	219,795	225,751
Consumer and other	894	162	1,056	287	188,334	189,677
Total Loans	$19,236	$162	$19,398	$20,923	$2,436,770	$2,477,091

December 31, 2025
Construction, land & land development	$269	$—	$269	$1,132	$301,111	$302,512
Other commercial real estate	4,183	—	4,183	9,663	1,235,874	1,249,720
Total commercial real estate	4,452	—	4,452	10,795	1,536,985	1,552,232
Residential real estate	3,558	—	3,558	4,501	451,490	459,549
Commercial, financial & agricultural	925	—	925	7,883	209,724	218,532
Consumer and other	915	95	1,010	201	149,700	150,911
Total Loans	$9,850	$95	$9,945	$23,380	$2,347,899	$2,381,224

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables display a summary of the Company’s nonaccrual loans by major categories for the periods indicated.

	September 30, 2026
	Nonaccrual	Nonaccrual Loans	Total
	Loans with No	with a Related	Nonaccrual
(dollars in thousands)	Related ACL	ACL	Loans
Construction, land & land development	$—	$159	$159
Other commercial real estate	10,625	1,683	12,308
Total commercial real estate	10,625	1,842	12,467
Residential real estate	—	3,610	3,610
Commercial, financial & agricultural	1,354	3,205	4,559
Consumer and other	—	287	287
Total Loans	$11,979	$8,944	$20,923

	December 31, 2025
	Nonaccrual Loans	Nonaccrual Loans	Total
	with No Related	with a Related	Nonaccrual
(dollars in thousands)	ACL	ACL	Loans
Construction, land & land development	$—	$1,132	$1,132
Other commercial real estate	8,231	1,432	9,663
Total commercial real estate	8,231	2,564	10,795
Residential real estate	1,807	2,694	4,501
Commercial, financial & agricultural	4,296	3,587	7,883
Consumer and other	—	201	201
Total Loans	$14,334	$9,046	$23,380

As of September 30, 2026 and September 30, 2025, the Company had no loans in the process of foreclosure.

Interest income recorded on nonaccrual loans during the three months ended September 30, 2026 and 2025 was $359,000 and $356,000, respectively. Interest income recorded on nonaccrual loans during the nine months ended September 30, 2026 and 2025 was $1.0 million and $735,000, respectively.

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

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

There were no loans modified due to a financial difficulty under the above terms during the three and nine month periods ended September 30, 2026.

There was one commercial, financial & agricultural loan for $888,000, which was given a payment delay during the three and nine month periods ended September 30, 2025.

There were no loans that subsequently defaulted during the three and nine month periods ended September 30, 2026.

The Company had no loans that subsequently defaulted during the three month period ended September 30, 2025 and one commercial, financial & agricultural loan that subsequently defaulted during the nine month period ended September 30, 2025 due to late payments. This loan had been given a payment delay as well as a term extension.

(4) Allowance for Credit Losses

The ACL for loans represents management’s estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet. The following tables present the balance sheet activity in the ACL by portfolio segment for loans for the three and nine month periods ended September 30, 2026 and September 30, 2025.

				Adjustment	Provision for	Balance,
	Balance			on acquired	credit losses	September 30,
(dollars in thousands)	June 30, 2026	Charge-Offs	Recoveries	loans	on loans	2026
Three Months Ended September 30, 2026
Construction, land & land development	$2,002	$—	$19	$—	$526	$2,547
Other commercial real estate	7,902	(116)	—	—	(146)	7,640
Total commercial real estate	9,904	(116)	19	—	380	10,187
Residential real estate	4,630	(32)	2	—	25	4,625
Commercial, financial & agricultural	4,111	(1,186)	63	575	437	4,000
Consumer and other	3,389	(510)	54	—	750	3,683
Total allowance for credit losses on loans	$22,034	$(1,844)	$138	$575	$1,592	$22,495

				Provision for	Balance,
	Balance			credit losses	September 30,
(dollars in thousands)	June 30, 2025	Charge-Offs	Recoveries	on loans	2025
Three Months Ended September 30, 2025
Construction, land & land development	$1,531	$—	$—	$256	$1,787
Other commercial real estate	5,428	(283)	10	(13)	5,142
Total commercial real estate	6,959	(283)	10	243	6,929
Residential real estate	5,452	(1)	37	(1,458)	4,030
Commercial, financial & agricultural	3,060	(1,235)	25	1,956	3,806
Consumer and other	3,682	(385)	5	19	3,321
Total allowance for credit losses on loans	$19,153	$(1,904)	$77	$760	$18,086

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	Balance			Adjustment	Provision for	Balance,
	December 31,			on acquired	credit losses	September 30,
(dollars in thousands)	2025	Charge-Offs	Recoveries	loans	on loans	2026
Nine Months Ended September 30, 2026
Construction, land & land development	$2,474	$—	$46	$—	$27	2,547
Other commercial real estate	7,715	(1,066)	—	(1,092)	2,083	7,640
Total commercial real estate	10,189	(1,066)	46	(1,092)	2,110	10,187
Residential real estate	5,488	(82)	21	(8)	(794)	4,625
Commercial, financial & agricultural	3,894	(2,612)	166	575	1,977	4,000
Consumer and other	3,443	(1,846)	177	—	1,909	3,683
Total allowance for credit losses on loans	$23,014	$(5,606)	$410	$(525)	$5,202	$22,495

	Balance			Provision for	Balance,
	December 31,			credit losses	September 30,
(dollars in thousands)	2024	Charge-Offs	Recoveries	on loans	2025
Nine Months Ended September 30, 2025
Construction, land & land development	$1,306	$—	$1	$480	$1,787
Other commercial real estate	6,459	(509)	20	(828)	5,142
Total commercial real estate	7,765	(509)	21	(348)	6,929
Residential real estate	5,502	(183)	165	(1,454)	4,030
Commercial, financial & agricultural	2,904	(2,149)	88	2,963	3,806
Consumer and other	2,809	(939)	24	1,427	3,321
Total allowance for loan losses	$18,980	$(3,780)	$298	$2,588	$18,086

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

During the three months ended September 30, 2026, the Company identified new information regarding facts and circumstances that existed as of the acquisition date of TC Federal related to a specific commercial loan relationship. The Company discovered that certain accounts receivable previously believed to be pledged as collateral had been transferred by the borrower to a separate entity in June 2025, prior to the legal merger date. Consequently, these assets were not legally part of the acquired collateral package at the time of acquisition. In accordance with ASC 805, Business Combinations, the Company recorded a measurement period adjustment during the third quarter of 2026 to reflect this pre-existing collateral deficiency. This adjustment resulted in a $574,623 increase to Goodwill and a corresponding reduction to the acquisition-date fair value of the acquired loan. Concurrently, because the acquired loan is collateral-dependent and the remaining valid collateral is insufficient to recover the adjusted carrying amount, the Company recorded a charge-off of $574,623 against the allowance for credit losses during the current period.

Colony used a one-year reasonable and supportable forecast period. The changes in loss rates used as the basis for the estimate of credit losses during this period were modeled using historical data from peer banks and macroeconomic forecast data obtained from a third party vendor, which were then applied to Colony’s recent default experience as a starting point. As of September 30, 2026, the Company expects that the markets in which it operates will experience stable economic and unemployment conditions with the trend of delinquencies returning to more normalized levels, over

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

the next year. Management adjusted the historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company’s estimate was a cumulative loss rate covering the expected contractual term of the portfolio.

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

The following table presents the balance and activity in the allowance for credit losses for unfunded commitments for the three and nine month periods ended September 30, 2026 and September 30, 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025
Beginning balance	$990	$935	$950	$813
Provision for (recovery of) unfunded commitments	58	140	98	262
Ending balance	$1,048	$1,075	$1,048	$1,075

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

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Company had derivatives of $769,000 recorded in “Other assets” on the Company’s balance sheet at September 30, 2026, which represents $371,000 in cash flow hedges and $398,000 in fair value hedges. There were no derivatives recorded in “Other liabilities” on the Company’s balance sheet at September 30, 2026.

Gains were recorded on the swap transactions, which totaled $5,000 and $80,000 for the three months ended September 30, 2026 and 2025, respectively and $88,000 and $235,000 for the nine months ended September 30, 2026 and 2025, respectively, as a component of interest expense in the consolidated statements of income. Amounts reported in accumulated OCI related to swaps are reclassified to interest income or expense as interest payments are made on the Bank’s fixed rate assets and variable rate liabilities.

The following table presents the amounts recorded in the consolidated statements of income and the consolidated statements of comprehensive income relating to the interest rate swaps for the three and nine month periods ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025
Cash flow hedging relationships
Amount of gain(loss) recognized in OCI, net of tax	$198	$(124)	$551	$(451)
Amount of gain reclassified from OCI to interest expense, net of tax	4	60	66	175

Fair value hedging relationships
Amount of gain(loss) recognized in OCI, net of tax	129	(204)	494	(562)
Amount recognized in interest income, net of tax	8	74	18	220

(6) Borrowings

The following table presents information regarding the Company’s outstanding borrowings at September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(dollars in thousands)	2026	2025
Federal Home Loan Bank advances	$199,997	$194,972
Other borrowings	63,203	63,132
	$263,200	$258,104

Advances from the Federal Home Loan Bank (“FHLB”) have maturities ranging from 2026 to 2029 and interest rates ranging from 3.69% to 4.73%. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans, commercial real estate loans, farmland loans, multifamily loans and HELOC loans. At September 30, 2026, the lendable collateral value of those loans pledged is $270.4 million. At September 30, 2026, the Company had remaining credit availability from the FHLB of $884.0 million. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

The Company’s debentures issued in connection with trust preferred securities are recorded as other borrowings on the consolidated balance sheets, but, subject to certain limitations, qualify as Tier 1 capital for regulatory capital purposes. At September 30, 2026 and December 31, 2025, $24.2 million of debentures underlying trust preferred securities were outstanding. The proceeds from the offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the bank subsidiary. The debentures underlying the trust preferred securities require quarterly interest payments.

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Company also has fixed-to-floating rate subordinated notes which are due 2032 (the “Notes”). The Notes bear a fixed rate of 5.25% for the first five years and reset quarterly thereafter to the then current three-month SOFR, as published by the Federal Reserve Bank of New York, plus 265 basis points for the five-year floating term. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after May 20, 2027, or at any time, in whole but not in part, upon certain other specified events. At September 30, 2026 and December 31, 2025, $39.0 million and $38.9 million, respectively, of the Notes, net of debt issuance costs were outstanding. The Notes are recorded as other borrowings on the consolidated balance sheets and, subject to certain limitations, qualify as Tier 2 capital for regulatory capital purposes.

The aggregate stated maturities, net of offering costs, of other borrowed money at September 30, 2026 are as follows:

(dollars in thousands)
Year	Amount
2026	$59,997
2027	45,000
2028	65,000
2029	30,000
2030	—
2031 and After	63,203
$263,200

The Company also has available federal funds lines of credit with various financial institutions totaling $133.5 million, with no outstanding balance at September 30, 2026.

The Company has the ability to borrow from the Federal Reserve Bank (“FRB”) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At September 30, 2026, the Company had $135.8 million borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

(7) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock.

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents earnings per share for the three and nine month periods ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Numerator
Net income available to common stockholders	$10,521	$5,819	$29,582	$20,410

Denominator
Weighted average number of common shares outstanding for basic earnings per common share	21,220,709	17,461,434	21,201,019	17,472,972
Weighted average number of common shares outstanding for diluted earnings per common share	21,220,709	17,461,434	21,201,019	17,472,972

Earnings per share - basic	$0.50	$0.33	$1.40	$1.17
Earnings per share – diluted	$0.50	$0.33	$1.40	$1.17

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

At September 30, 2026 and December 31, 2025 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	September 30,	December 31,
(dollars in thousands)	2026	2025
Loan commitments	$412,048	$422,592
Letters of credit	6,275	5,382

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

Legal Contingencies. In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. As of September 30, 2026, the aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.

Wire Fraud Incident and Insurance Recovery Contingency: In March 2025, the Company was the target of a wire fraud incident. Upon discovery, the Company promptly implemented enhanced internal controls and notified law enforcement and regulatory authorities. After an investigation, it was determined that the incident did not impact any customer accounts or compromise any customer data. The Company maintains insurance coverage for such incidents through both commercial insurance and through a captive insurance company that covers losses and deductibles. Based on discussions in the third quarter of 2025 with the Company’s attorneys and insurance carriers and review of applicable insurance policies, it was determined that $1.25 million would not be recoverable and therefore was recognized as an expense in the Company’s financial statements during the third quarter of 2025. As of June 30, 2026, the insurance claim was fully resolved and there are no more expected losses. There were no further developments with respect to this matter during the three months ended September 30, 2026.

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

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2026 and December 31, 2025 are as follows:

	Fair Value Measurements
	Carrying	Estimated
(dollars in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Assets
Cash and short-term investments	$189,308	$189,308	$189,308	$—	$—
Investment securities available-for-sale	341,342	341,342	—	334,598	6,744
Investment securities held-to-maturity	361,870	313,004	—	313,004	—
Other investments	18,878	18,878	—	18,878	—
Loans held for sale	28,143	28,143	—	28,143	—
Loans, net	2,454,596	2,407,602	—	—	2,407,602
Derivative assets	769	769	—	769	—

Liabilities
Deposits	2,957,680	2,952,364	—	2,952,364	—
Federal Home Loan Bank advances	199,997	201,666	—	201,666	—
Other borrowings	63,203	57,961	—	57,961	—

	Fair Value Measurements
	Carrying	Estimated
(dollars in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Cash and short-term investments	$257,640	$257,640	$257,640	$—	$—
Investment securities available-for-sale	383,817	383,817	—	377,302	6,515
Investment securities held-to-maturity	386,618	354,290	—	354,290	—
Other investments	19,176	19,176	—	19,176	—
Loans held for sale	78,990	78,990	—	78,990	—
Loans, net	2,358,210	2,274,712	—	—	2,274,712

Liabilities
Deposits	3,067,521	3,065,312	—	3,065,312	—
Federal Home Loan Bank advances	194,972	193,998	—	193,998	—
Other borrowings	63,132	55,692	—	55,692	—
Derivative liabilities	636	636	—	636	—

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

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis – The following tables present the recorded amount of the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2026 and December 31, 2025, aggregated by the level in the fair value hierarchy within which those measurements fall. The tables below include collateral dependent impaired loans and other real estate properties at September 30, 2026 and December 31, 2025. Those collateral dependent impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
	Total Fair
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2026
Recurring
Investment securities available-for-sale
U.S. treasury securities	$7,359	$—	$7,359	$—
U.S. agency securities	2,713	—	2,713	—
Asset backed securities	12,511	—	12,511	—
State, county & municipal securities	94,033	—	94,033	—
Corporate debt securities	34,696	—	27,952	6,744
Mortgage-backed securities	190,030	—	190,030	—
Total investment securities available-for-sale	341,342	—	334,598	6,744
Loans held for sale	28,143	—	28,143	—
Derivative assets	769		769
Total recurring assets	$370,254	$—	$363,510	$6,744

Collateral dependent loans	$12,170	$—	$—	$12,170
Other real estate owned	3,647	—	—	3,647
Total nonrecurring assets	$15,817	$—	$—	$15,817

		Fair Value Measurements at Reporting Date Using
	Total Fair
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2025
Recurring
Investment securities available-for-sale
U.S. treasury securities	$5,582	$—	$5,582	$—
U.S. agency securities	3,196	—	3,196	—
Asset backed securities	14,483	—	14,483	—
State, county & municipal securities	107,230	—	107,230	—
Corporate debt securities	48,807	—	42,292	6,515
Mortgage-backed securities	204,519	—	204,519	—
Total investment securities available-for-sale	383,817	—	377,302	6,515
Loans held for sale	78,990	—	78,990	—
Total recurring assets	$462,807	$—	$456,292	$6,515

Derivative liabilities	$636	$—	$636	$—
Total recurring liabilities	$636	$—	$636	$—

Nonrecurring
Collateral dependent loans	$7,194	$—	$—	$7,194
Other real estate owned	1,048	—	—	1,048
Total nonrecurring assets	$8,242	$—	$—	$8,242

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at September 30, 2026 and December 31, 2025. This table is comprised of collateral dependent impaired loans and other real estate owned:

	September 30,	Valuation	Unobservable	Discount
(dollars in thousands)	2026	Techniques	Inputs	rate
Collateral dependent loans	$12,170	Appraised Value	Discounts to reflect estimated costs to sell	10%
Other real estate owned	3,647	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	10%

	December 31,	Valuation	Unobservable	Discount
(dollars in thousands)	2025	Techniques	Inputs	rate
Collateral dependent loans	$7,194	Appraised Value	Discounts to reflect estimated costs to sell	10%
Other real estate owned	1,048	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	10%

The following table presents quantitative information about recurring level 3 fair value measurements as of September 30, 2026 and December 31, 2025.

	As of September 30, 2026
		Valuation	Unobservable	Range
(dollars in thousands)	Fair Value	Techniques	Inputs	(Weighted Avg)
Available-for-sale securities	$6,744	Discounted Cash Flow	Discount Rate or Yield	N/A

	As of December 31, 2025
		Valuation	Unobservable	Range
(dollars in thousands)	Fair Value	Techniques	Inputs	(Weighted Avg)
Available-for-sale securities	$6,515	Discounted Cash Flow	Discount Rate or Yield	N/A

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three and nine months ended September 30, 2026 and September 30, 2025.

	Available-for-sale securities
	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Balance, Beginning	$6,645	$6,811	$6,515	$8,921
Additions/Accretion	10	10	29	10
Redemptions/Payments	—	—	(400)	(2,380)
Fair value adjustments	89	65	600	335
Balance, Ending	$6,744	$6,886	$6,744	$6,886

The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers between levels for the three and nine months ended September 30, 2026 and 2025.

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(10) Segment Information

ASC Topic 280 - Segment Reporting identifies operating segments as components of an enterprise which are evaluated regularly by the Company’s Chief Operating Decision Maker, our Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company has applied the aggregation criterion set forth in this codification to the results of its operations. The Company’s operating segments include banking, mortgage banking and small business specialty lending division. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. The Small Business Specialty Lending Division segment derives its revenue from the origination, sales and servicing of Small Business Administration loans and other government guaranteed loans. Segment performance is evaluated using net interest income and noninterest income. Income taxes are assessed based on income before income taxes, and indirect expenses (including management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. The following tables present information reported internally for performance assessment for the three and nine months ended September 30, 2026 and 2025:

			Small
			Business
			Specialty
		Mortgage	Lending
(dollars in thousands)	Bank	Banking	Division	Totals
Three Months Ended September 30, 2026
Net Interest Income	$29,182	$59	$1,136	$30,377
Provision for Credit Losses	1,003	—	647	1,650
Net Interest Income after Provision for Credit Losses	28,179	59	489	28,727
Mortgage Fee Income	(22)	2,063	—	2,041
Gain on Sales of SBA Loans	—	—	1,133	1,133
Other SBA income	—	—	734	734
Other (1)	8,358	—	—	8,358
Total Noninterest Income	8,336	2,063	1,867	12,266
Salaries and Employee Benefits	12,295	2,170	1,418	15,883
Other (2)	11,307	26	434	11,767
Total Noninterest Expense	23,602	2,196	1,852	27,650
Income Taxes	2,721	(16)	117	2,822
Net Income	$10,192	$(58)	$387	$10,521

(1)	Includes service charges on deposits, interchange fees, BOLI income, insurance commissions and other noninterest income.
(2)	Includes occupancy and equipment, acquisition related expenses, information technology expenses, professional fees, advertising and public relations, communications and other noninterest expenses.

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

			Small
			Business
			Specialty
		Mortgage	Lending
(dollars in thousands)	Bank	Banking	Division	Totals
Three Months Ended September 30, 2025
Net Interest Income	$21,629	$62	$1,008	$22,699
Provision for Credit Losses	(371)	—	1,271	900
Net Interest Income after Provision for Credit Losses	22,000	62	(263)	21,799
Mortgage Fee Income	—	1,851	—	1,851
Gain on Sales of SBA Loans	—	—	1,411	1,411
Other SBA income	—	—	686	686
Other (1)	6,144	—	(1)	6,143
Total Noninterest Income	6,144	1,851	2,096	10,091
Salaries and Employee Benefits	10,163	1,950	1,419	13,532
Other (2)	10,912	116	52	11,080
Total Noninterest Expense	21,075	2,066	1,471	24,612
Income Taxes	1,413	(27)	73	1,459
Net Income	$5,656	$(126)	$289	$5,819
(1)	Includes service charges on deposits, interchange fees, BOLI income, insurance commissions and other noninterest income.
(2)	Includes occupancy and equipment, information technology expenses, professional fees, advertising and public relations, communications and other noninterest expenses.

			Small
			Business
			Specialty
		Mortgage	Lending
(dollars in thousands)	Bank	Banking	Division	Totals
Nine Months Ended September 30, 2026
Net Interest Income	$85,839	$175	$3,434	$89,448
Provision for Credit Losses	2,584	—	2,716	5,300
Net Interest Income after Provision for Credit Losses	83,255	175	718	84,148
Mortgage Fee Income	(14)	6,131	—	6,117
Gain on Sale of SBA Loans	—	—	2,601	2,601
Other SBA income	—	—	2,140	2,140
Other (1)	24,259	—	—	24,259
Total Noninterest Income	24,245	6,131	4,741	35,117
Salaries and Employee Benefits	37,099	6,066	4,180	47,345
Other (2)	34,259	(340)	492	34,411
Total Noninterest Expense	71,358	5,726	4,672	81,756
Income Taxes	7,617	131	179	7,927
Net Income	$28,525	$449	$608	$29,582
Total Assets at September 30, 2026	$3,535,910	$11,777	$100,232	$3,647,919
Full time employees September 30, 2026	438	53	34	525
(1)	Includes service charges on deposits, interchange fees, BOLI income, insurance commissions and other noninterest income.
(2)	Includes occupancy and equipment, acquisition related expenses, information technology expenses, professional fees, advertising and public relations, communications and other noninterest expenses.

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

			Small
			Business
			Specialty
		Mortgage	Lending
(dollars in thousands)	Bank	Banking	Division	Totals
Nine Months Ended September 30, 2025
Net Interest Income	$62,937	$159	$2,940	$66,036
Provision for Credit Losses	520	—	2,330	2,850
Net Interest Income after Provision for Credit Losses	62,417	159	610	63,186
Mortgage Fee Income	—	5,414	—	5,414
Gain on Sale of SBA Loans	—	—	3,996	3,996
Other SBA income	—	—	1,937	1,937
Other (1)	17,887	—	(1)	17,886
Total Noninterest Income	17,887	5,414	5,932	29,233
Salaries and Employee Benefits	28,670	5,168	4,464	38,302
Other (2)	27,464	209	862	28,535
Total Noninterest Expense	56,134	5,377	5,326	66,837
Income Taxes	4,872	52	248	5,172
Net Income	$19,298	$144	$968	$20,410
Total Assets at September 30, 2025	$3,046,699	$12,959	$93,088	$3,152,746
Full time employees September 30, 2025	383	46	31	460
(1)	Includes service charges on deposits, interchange fees, BOLI income, insurance commissions and other noninterest income.
(2)	Includes occupancy and equipment, information technology expenses, professional fees, advertising and public relations, communications and other noninterest expenses.

(11) Regulatory Capital Matters

The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies. Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations.

As of September 30, 2026, the Company and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized, the Company and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the tables below, and have met certain other requirements. Management believes that the Company and the Bank exceeded all well-capitalized requirements at September 30, 2026, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize regulatory capital information as of September 30, 2026 and December 31, 2025 on a consolidated basis and for the subsidiary, as defined. Regulatory capital ratios for September 30, 2026 and December 31, 2025 were calculated in accordance with the Basel III rules.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2026
Total Capital to Risk-Weighted Assets
Consolidated	$443,338	16.78%	$211,365	8.00%	$264,206	10.00%
Colony Bank	397,413	15.10	210,550	8.00	263,187	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	380,822	14.41	158,566	6.00	211,421	8.00
Colony Bank	373,870	14.21	157,862	6.00	210,483	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	356,593	13.50	118,864	4.50	171,693	6.50
Colony Bank	373,870	14.21	118,397	4.50	171,017	6.50

Tier 1 Capital to Average Assets
Consolidated	380,822	10.57	144,114	4.00	180,143	5.00
Colony Bank	373,870	10.42	143,520	4.00	179,400	5.00

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025
Total Capital to Risk-Weighted Assets
Consolidated	$418,386	15.95%	$209,849	8.00%	$262,311	10.00%
Colony Bank	378,421	14.48	209,072	8.00	261,340	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	356,702	13.60	157,369	6.00	209,825	8.00
Colony Bank	355,640	13.61	156,785	6.00	209,046	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	332,473	12.67	118,084	4.50	170,566	6.50
Colony Bank	355,640	13.61	117,589	4.50	169,850	6.50

Tier 1 Capital to Average Assets
Consolidated	356,702	10.78	132,357	4.00	165,446	5.00
Colony Bank	355,640	10.78	131,963	4.00	164,954	5.00

COLONY BANKCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(12) Subsequent Events

Merger with First Reliance Bancshares, Inc.

Effective November 1, 2026, First Reliance Bancshares, Inc. (“First Reliance”) merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”), pursuant to the Agreement and Plan of Merger, dated June 24, 2026, by and between the Company and First Reliance. Immediately following the Merger, First Reliance Bank, a South Carolina state-chartered bank and wholly owned subsidiary of First Reliance, merged with and into Colony Bank, a Georgia state-chartered bank and wholly owned subsidiary of the Company, with Colony Bank continuing as the surviving bank.

At the effective time of the Merger, each outstanding share of First Reliance common stock and preferred stock, other than dissenting shares and certain cancelled shares, was converted into the right to receive, at the election of the holder and subject to the proration and allocation procedures set forth in the merger agreement, either $19.75 in cash, without interest, or 0.94 shares of the Company’s common stock, with cash paid in lieu of fractional shares. In connection with the Merger, the Company issued approximately 6.2 million shares of its common stock and paid approximately $32.7 million in cash, including cash paid in lieu of fractional shares and payments made with respect to cancelled First Reliance stock options.

Due to the timing of the closing of the Merger, the initial accounting for the business combination, including the determination of the fair values of assets acquired and liabilities assumed and the resulting goodwill, was incomplete at the time these consolidated financial statements were issued. Accordingly, the Company is unable to provide the remaining disclosures required by ASC 805, Business Combinations, which will be included in the Company’s 2026 Form 10-K.

Dividend

On October 28, 2026, the Board of Directors declared a quarterly cash dividend of $0.12 per share, to be paid on its common stock on November 25, 2026, to shareholders of record as of the close of business on November 11, 2026.

Strategic Sale-Leaseback and Balance Sheet Repositioning

On October 27, 2026, the Bank entered into a Purchase and Sale Agreement for the sale of three retail banking branch properties for an aggregate gross purchase price of approximately $19.9 million. The Bank entered into a 15-year master lease agreement to lease back each property, with Bank options to extend the term for an additional 15 years. Aggregate first-year base rent under the triple-net lease is approximately $1.65 million, subject to 2.0% annual escalations. The Bank will not close any branches or exit any markets in connection with this transaction. The Company estimates that the sale-leaseback transaction will result in an aggregate pre-tax gain of approximately $15 million, which is expected to be offset by realized losses from a planned repositioning of the Bank’s investment securities portfolio. The Bank intends to use available net proceeds to enhance liquidity, support future loan growth, and improve the Company's overall balance sheet flexibility and interest rate risk profile.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Colony Bankcorp, Inc. and our wholly owned subsidiary, Colony Bank, from December 31, 2025 through September 30, 2026 and on our results of operations for the three and nine months ended September 30, 2026 and 2025. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto in the Company’s 2025 Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance, statements regarding the merger of First Reliance Bancshares, Inc. (“First Reliance”) with the Company (the “Merger”) statements concerning the sale-leaseback transactions and investment securities portfolio repositioning, including their timing, expected proceeds, estimated gains and losses, accounting and tax treatment, intended use of proceeds, continued branch operations, and anticipated effects on earnings, liquidity, capital and tangible book value, and statements regarding the completed acquisition of TC Bancshares, Inc. (“TC Bancshares”). These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this Quarterly Report on Form 10-Q and the following:

●	the impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within the Company’s primary market areas, including the effects of continued inflationary pressures, changes in interest rates, tariffs or trade wars (including reduced consumer spending, supply chain issues, and adverse impacts to credit quality), a sustained increase in commodity prices, slowdowns in economic growth or recession, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior and credit risk as a result of the foregoing;
●	the potential adverse developments in the banking industry highlighted by high-profile bank failures and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and the increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
●	governmental monetary and fiscal policies, including interest rate policies of the FRB, as well as risks related to legislative, tax and regulatory change, including those that impact the value of the U.S. Dollar in relation to the currencies of other advanced and emerging market countries, the money supply and inflation;

●	the risk of continued changes in interest rates on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities;
●	interest rate risks (including the impact of interest rates on macroeconomic conditions, customer and client behavior, and on our net interest income), sensitivities, and the shape of the yield curve, and its impact on our financial projections and models;
●	prolonged periods of inflation and their effects on our business, profitability, and our stock price;
●	changes in borrower credit risks and payment behaviors;
●	changes in the availability and cost of credit and capital in the financial markets;
●	changes in the prices, values and sales volumes of residential and commercial real estate, especially as they relate to the value of collateral supporting the Company’s loans;
●	the concentration of our business within our geographic areas of operation in Georgia, Alabama, Florida, South Carolina, and neighboring markets;
●	the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
●	the risk that our asset quality may deteriorate or that our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures;
●	factors that negatively impact our mortgage banking services, including declines in our mortgage originations or profitability due to rising or elevated interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, loan modifications, the effects of judicial or regulatory requirements or guidance, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;
●	the effects of competition (including the inability to grow, or attrition of, deposits, customers and employees) from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, non-bank financial technology providers, securities brokerage firms, insurance companies, private credit funds, money market and other mutual funds and other financial institutions;
●	our ability to realize the expected benefits from our strategic initiatives or other operational and executive goals in the time period expected, which could negatively affect our future profitability;

●	the risks related to the Merger, including, without limitation: (a) the risk that the cost savings and any revenue synergies from the Merger are less than or different from expectations, (b) disruption from the Merger with customer, supplier, or employee relationships, (c) the possibility that the costs, fees, expenses and charges related to the Merger may be greater than anticipated, including as a result of unexpected or unknown factors, events, or liabilities, (d) the dilution caused by the issuance of shares of the Company’s common stock in the Merger, (e) the risks related to the integration of the combined businesses, including the risk that the integration will be materially delayed or will be more costly or difficult than expected, (f) the diversion of management time on merger-related issues, (g) the ability of the Company to effectively manage the larger and more complex operations of the combined company following the Merger, (h) the risks associated with the Company's pursuit of future acquisitions, (i) the risk of expansion into new geographic or product markets, (j) reputational risk and the reaction of the parties' customers to the Merger, (k) the Company's ability to successfully execute its various business strategies, including its ability to execute on potential acquisition opportunities, (l) the risk of potential litigation or regulatory action related to the Merger, and (m) general competitive, economic, political, and market conditions;
●	the risk that the planned repositioning of our investment securities portfolio and the sale-leaseback transaction may not be completed on the terms or timeline expected, or may not produce the anticipated improvements in earnings, tangible book value or interest rate risk profile;
●	risks relating to bank acquisitions, including the recent acquisition of TC Bancshares, including, without limitation; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following acquisitions being lower than expected; the risk of deposit and customer attrition; regulatory enforcement and litigation risk; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectations; the risks of customer and employee loss and business disruptions, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures and solicitations of customers by competitors; as well as the difficulties and risks inherent with entering new markets;
●	the risk that we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize the anticipated benefits from such acquisitions;
●	the Company’s ability to comply with any regulatory requirements and the risk that the regulatory environment may not be conducive to or may prohibit or delay the consummation of future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and may reduce the anticipated benefit;
●	risks related to our implementation of new lines of business, new products and services, new technologies, and expansion of our existing business opportunities;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	our ability to attract sufficient loans that meet prudent credit standards;
●	our ability to successfully execute our business strategy to achieve profitable growth;
●	our ability to manage our growth;
●	our ability to increase our operating efficiency;
●	the impact on the valuation of the Company’s investments due to market volatility or counterparty payment risk, as well as the effect of a decline in stock market prices;

●	inability of the risk management framework to manage risks associated with our business;
●	our ability to maintain expenses in line with current projections;
●	statutory and regulatory dividend restrictions;
●	our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;
●	restrictions or limitations on access to funds from
●	historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of the Bank;
●	our ability to maintain adequate internal controls over financial reporting;
●	our dependence on our management team and our ability to motivate and retain our management team;
●	our ability to attract and retain qualified employees;
●	our ability to identify and address potential cybersecurity risks, which may be exacerbated by recent developments in generative artificial intelligence, including brute force attacks (i.e., credential stuffing), ransomware or other malware, “denial-of-service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
●	risks and costs related to the development and use of artificial intelligence in our industry and generally;
●	our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service, security breaches, financial difficulties with or other adverse events affecting a third-party vendor or business relationship;
●	our ability to oversee the performance of third-party service providers that provide material services to our business;
●	failure to keep pace with technological change or difficulties when implementing new technologies;
●	changes in technology or products that may be more difficult, costly, or less effective than anticipated;
●	fraudulent and negligent acts by our clients, employees or vendors, which we may not be able to prevent, detect or mitigate;
●	increased credit losses or impairment of goodwill and other intangibles;
●	potential or actual claims, damages, penalties, fines, costs, unexpected outcomes, and reputational damage resulting from new, existing, pending, or future litigation, regulatory proceedings and enforcement actions;

●	negative publicity and the impact on our reputation; including the speed and scale at which information can spread through social media or digital channels, which could amplify adverse market or customer reactions;
●	changes in accounting policies, rules and practices;
●	the impact of recent and future legislative and regulatory changes;
●	uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy, which continue to impact the outlook for future economic growth, including the U.S. continuing to impose tariffs and consideration of responsive actions by the impacted nations and/or the expansion of import fees and tariffs among a larger group of nations, which may bring greater ambiguity to the outlook for future economic growth;
●	the effects of war, regime change, civil unrest, or other conflicts, acts of terrorism, natural disasters, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions and/or increase costs;
●	risks related to the development and execution of corporate strategies and initiatives, which could impact the Company’s reputation, stakeholder relationships, or expose the Company to legal, regulatory, or compliance challenges;
●	action or inaction by the federal government, including as a result of any prolonged government shutdown (including a partial shutdown) or government intervention in the U.S. financial system and those related to credit card interest rates;
●	a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget; and
●	other risks and factors identified in our 2025 Form 10-K, this Quarterly Report on Form 10-Q for the period ended September 30, 2026, and in any of the Company’s other reports filed with the U.S. Securities and Exchange Commission and available on its website at www.sec.gov.

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

Acquisition of First Reliance Bancshares, Inc. and First Reliance Bank

The Company and First Reliance Bancshares, Inc. (OTCQX: FSRL) (“First Reliance”), the holding company for First Reliance Bank, on June 24, 2026, jointly announced the signing of an Agreement and Plan of Merger under which the Company has agreed to acquire 100% of the common stock and preferred stock of First Reliance in a combined stock-and-cash transaction valued at approximately $163 million. Upon completion of the transaction, the combined organization is expected to have approximately $5 billion in total assets, $3.2 billion in total loans and $4 billion in total deposits. The transaction is expected to be immediately accretive to the Company's earnings per share, excluding transaction costs. The Merger is intended to qualify as a reorganization under Section 368(a) of the Internal Revenue Code.

The Agreement and Plan of Merger has been approved by the Boards of Directors of the Company and First Reliance. Regulatory approvals and approval by the shareholders of the Company and First Reliance have been received. The transaction closed on November 1, 2026. At closing, the Company increased the size of its board of directors by two and appointed F.R. Saunders, Jr. and Forrest R. Redden III. At the effective time of the merger, the Company assumed First Reliance’s outstanding 3.375% Fixed-to-Floating Rate Subordinated Notes due October 1, 2031 and First Reliance’s obligations with respect to the junior subordinated debentures underlying the trust preferred securities issued by First Reliance Capital Trust I.

Under the terms of the Agreement and Plan of Merger, each First Reliance shareholder elected to receive either $19.75 in cash or 0.94 shares of the Company's common stock in exchange for each share of First Reliance stock, subject to customary proration and allocation procedures such that approximately 20% of First Reliance stock was converted to cash consideration and the remaining 80% of First Reliance stock was converted to Company common stock.

As the Merger was not completed until November 1, 2026, the financial information presented in this Management’s Discussion and Analysis as of and for the periods ended September 30, 2026 does not reflect the pro forma effects of the Merger.

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of September 30, 2026 and December 31, 2025, and results of operations for the three and nine month periods ended September 30, 2026 and 2025. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

At September 30, 2026, the Company had total consolidated assets of $3.6 billion, total loans, net of $2.5 billion, total deposits of $3.0 billion, and stockholders’ equity of $391.8 million. The Company reported net income of $10.5 million, or $0.50 per diluted share, for the three months ended September 30, 2026 and $29.6 million, or $1.40 per diluted share, for the nine months ended September 30, 2026 compared to net income of $5.8 million, or $0.33 per diluted share, for the three months ended September 30, 2025 and $20.4 million, or $1.17 per diluted share, for the nine months ended September 30, 2025. The increases in net income for the three and nine month periods ended September 30, 2026 compared to the three and nine month periods ended September 30, 2025 were a result of increases in interest income on loans and increases in noninterest income, partially offset by an increase in interest expense and an increase in noninterest expense as well as the impact from the acquisition of TC Bancshares in December 2025.

Net interest income on a tax equivalent basis was $30.5 million for the third quarter of 2026 compared to $22.9 million for the third quarter of 2025, an increase of $7.6 million. Net interest income on a tax equivalent basis for the nine months ended September 30, 2026 was $89.9 million, compared to $66.6 million for the nine months ended September 30, 2025, an increase of $23.3 million. These increases are the result of an increase in income on interest earning assets slightly offset with an increase in expense on interest bearing liabilities. Income on interest earning assets increased $9.5 million to $46.6 million for the third quarter of 2026 compared to the respective period in 2025. Expense on interest bearing liabilities increased $1.9 million to $16.1 million for the third quarter of 2026 compared to the respective period in 2025. Income on interest earning assets increased $27.8 million to $137.6 million for the first nine months of 2026 compared to the respective period in 2025. Expense on interest bearing liabilities increased $4.5 million to $47.7 million for the first nine months of 2026 compared to the respective period in 2025.

Provision for credit losses for the three and nine months ended September 30, 2026 was $1.7 million and $5.3 million, which represents $1.6 million and $5.2 million in provision for credit losses on loans and $58,000 and $98,000 in provision for credit losses on unfunded commitments, respectively. This is compared to $900,000 and $2.9 million for the three and nine months ended September 30, 2025, which represents $760,000 and $2.6 million in provision for credit losses on loans and $140,000 and $262,000 in provision for credit losses on unfunded commitments, respectively. For the third quarter of 2026, there were net charge-offs of $1.7 million compared to $1.8 million for the same period in 2025. Net charge-offs for the first nine months of 2026 were $5.2 million compared to $3.5 million for the same period in 2025. Colony’s allowance for credit losses on loans was $22.5 million, or 0.91% of total loans at September 30, 2026, compared to $23.0 million, or 0.97% of total loans, at December 31, 2025. The increase in net charge-offs was primarily due to SBA loans in the Small Business Specialty Lending (“ SBSL”) portfolio as well as increases in commercial, financial & agricultural and consumer loans. At September 30, 2026 and December 31, 2025, nonperforming assets were $25.0 million and $24.7 million, or 0.69% and 0.66% of total assets, respectively.

Noninterest income of $12.3 million for the third quarter of 2026 represents an increase of $2.2 million, or 21.6%, from the third quarter of 2025. Noninterest income of $35.1 million for the nine months ended September 30, 2026 represents an increase of $5.9 million, or 20.1% from the nine months ended September 30, 2025. These increases are a result of increases in service charges on deposits, mortgage fee income, interchange fees, income from Colony Financial Advisors, which is included in other noninterest income. See “Table 3 - Noninterest Income” for more detail and discussion on the primary drivers to the increase in noninterest income.

For the three months ended September 30, 2026, noninterest expense was $27.7 million, an increase of $3.0 million, or 12.3%, from the same period in 2025. For the nine months ended September 30, 2026, noninterest expense was $81.8 million, an increase of $14.9 million, or 22.3%, from the same period in 2025. Increases in noninterest expense for both periods were a result of increases in salaries and employee benefits, occupancy and equipment, acquisition related expenses, and information technology expenses. See “Table 4 - Noninterest Expense” for more detail and discussion on the primary drivers to the increase in noninterest expense.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with GAAP and conform to general practices within the banking industry. We have identified certain of our accounting policies as “critical accounting policies,” consisting of those related to business combinations, allowance for credit losses and income taxes. In determining which accounting policies are critical in nature, we have identified the policies that require significant judgment or involve complex estimates. It is management’s practice to discuss critical accounting policies with the Board of Directors’ Audit Committee on a periodic basis, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on the Company’s unaudited interim consolidated financial statements. Our financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in Note 1 of our consolidated financial statements as of December 31, 2025, which are included in the Company’s 2025 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. There have been no significant changes to the Significant Accounting Policies as described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2025, which are included in the Company’s 2025 Form 10-K.

Allowance for Credit Losses

A consequence of lending activities is that we may incur credit losses. The amount of such losses will vary depending upon the risk characteristics of the loan lease portfolio as affected by economic conditions such as rising interest rates and the financial performance of borrowers.

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

Liquidity sources and capital ratios

The Company’s uninsured deposits represented 31.22% of total Bank deposits at September 30, 2026 compared to 31.65% of total Bank deposits at December 31, 2025. Adjusted uninsured deposits (which excludes deposits collateralized by public funds and internal accounts) represented 18.43% of total Bank deposits at September 30, 2026 compared to 18.62% of total Bank deposits at December 31, 2025. The Company continues to maintain strong liquidity with available sources of funding of approximately $1.7 billion at September 30, 2026. Furthermore, the Company’s capital remains strong with common equity Tier 1 and total capital ratios of 13.5% and 16.8%, respectively, as of September 30, 2026.

Results of Operations

We reported net income and diluted earnings per share of $10.5 million and $0.50, respectively, for the third quarter of 2026. This compares to net income and diluted earnings per share of $5.8 million and $0.33, respectively, for the same period in 2025. We reported net income and diluted earnings per share of $29.6 million and $1.40, respectively, for the first nine months of 2026. This compares to net income and diluted earnings per share of $20.4 million and $1.17, respectively, for the same period in 2025.

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

Fully taxable equivalent net interest income for the three months ended September 30, 2026 compared to September 30, 2025, was $30.5 million and $22.9 million, respectively. Fully taxable equivalent net interest income for the nine months ended September 30, 2026 compared to September 30, 2025, was $89.9 million and $66.6 million, respectively. These increases for both periods can be seen in increases in rates and volume on loans as well as decreases in rates paid on deposits and other borrowings. The net interest margin for the three months ended September 30, 2026 compared to 2025, was 3.59% and 3.17%, respectively. For the nine months ended September 30, 2026 compared to September 30, 2025, the net interest margin was 3.53% and 3.07%, respectively. These increases for each respective period are the result of a combination of increased earnings asset yields through loan growth, repricing, and accretion income on acquired loans, which was partially accelerated due to prepayments of acquired loans during the quarter. Additionally, a reduction in the overall cost of funds contributed to the increase in net interest margin when compared to the same periods in 2025.

The following tables indicate the relationship between interest income and interest expense and the average amounts of assets and liabilities for the periods indicated. As shown in the tables below, both average assets and average liabilities increased for the three months ended September 30, 2026 compared to the same period in 2025. The increase in average assets was primarily driven by the increase in loans of $460.5 million and deposits in banks of $64.4 million, which was partially offset by decreases in investment securities of $16.5 million. The increase in average liabilities was primarily attributed to an increase in interest-bearing deposits of $416.2 million, which was partially offset by a decrease of $14.7 million in Federal Home Loan Bank advances. For the nine months ended September 30, 2026 compared to the same period in 2025, both average assets and average liabilities increased. The increase in average assets was primarily driven by the increase in loans of $487.6 million and deposits in banks of $54.8 million, which was partially offset by decreases in investment securities of $36.3 million. The increase in average liabilities was primarily attributed to an increase in interest-bearing deposits of $404.6 million, which was partially offset by a decrease of $6.2 million in Federal Home Loan Bank advances. The increases for the above periods were also impacted by the TC Bancshares acquisition in December 2025. The net interest spread, as well as the net interest margin, will continue to be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.

The yield on total interest-bearing liabilities decreased from 2.40% in the third quarter of 2025 to 2.32% in the third quarter of 2026. The yield on total interest-bearing liabilities decreased from 2.43% in the first nine months of 2025 to 2.29% in the first nine months of 2026. These decreases were primarily due to decreases in the federal funds interest rate of 75 basis points during the fourth quarter of 2025, along with the addition of deposits from the TC Bancshares merger in December 2025, minimally offset by the increase in the federal funds interest rate of 25 basis points in late September 2026.

Table 1 - Average Balance Sheet and Net Interest Analysis

	Three Months Ended September 30,
	2026			2025
	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-earning assets:
Loans held for sale	$22,119	$419	7.52%	$17,062	$256	5.96%
Loans, net of unearned income(1)	2,484,665	40,122	6.41	2,024,153	31,364	6.15
Investment securities, taxable	624,328	4,286	2.72	641,774	4,132	2.55
Investment securities, tax-exempt(2)	93,444	484	2.05	92,498	489	2.10
Deposits in banks and short term investments	153,081	1,303	3.38	88,703	839	3.75
Total interest-earning assets	3,377,637	46,614	5.48%	2,864,190	37,080	5.14%
Noninterest-earning assets	268,910			228,221
Total assets	$3,646,547			$3,092,411
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$1,666,871	6,259	1.49%	$1,479,499	5,999	1.61%
Other time	848,955	7,157	3.34	620,141	5,333	3.41
Total interest-bearing deposits	2,515,826	13,416	2.12	2,099,640	11,332	2.14
Federal Home Loan Bank advances	170,326	1,769	4.12	185,000	1,909	4.09
Other borrowings	63,190	899	5.64	64,834	952	5.83
Total other interest-bearing liabilities	233,516	2,668	4.53	249,834	2,861	4.54
Total interest-bearing liabilities	2,749,342	16,084	2.32%	2,349,474	14,193	2.40%
Noninterest-bearing liabilities:
Demand deposits	469,502			427,100
Other liabilities	36,117			19,810
Stockholders' equity	391,586			296,027
Total noninterest-bearing liabilities and stockholders' equity	897,205			742,937
Total liabilities and stockholders' equity	$3,646,547			$3,092,411
Interest rate spread			3.15%			2.74%
Net interest income		$30,530			$22,887
Net interest margin			3.59%			3.17%
1.	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on a cash basis. Taxable-equivalent adjustments totaling $52,000 and $102,000 for the three months ended September 30, 2026 and 2025, respectively, are calculated using the statutory federal tax rate and are included in income and fees on loans. Accretion income of $1.1 million and $17,000 for the three months ended September 30, 2026 and 2025, respectively, are also included in income and fees on loans.
2.	Taxable-equivalent adjustments totaling $383,000 and $103,000 for the three months ended September 30, 2026 and 2025, respectively, are calculated using the statutory federal tax rate and are included in tax-exempt interest on investment securities.

	Nine Months Ended September 30,
	2026			2025
	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-earning assets:
Loans held for sale	$21,596	$1,240	7.68%	$20,914	$910	5.81%
Loans, net of unearned income(3)	2,439,414	116,491	6.38	1,951,785	89,218	6.11
Investment securities, taxable	646,245	13,275	2.75	683,243	13,726	2.69
Investment securities, tax-exempt(4)	93,986	1,460	2.08	93,313	1,475	2.11
Deposits in banks and short term investments	205,148	5,125	3.34	150,328	4,487	3.99
Total interest-earning assets	3,406,389	137,591	5.40%	2,899,583	109,816	5.06%
Noninterest-earning assets	270,170			226,827
Total assets	$3,676,559			$3,126,410
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$1,700,995	18,376	1.44%	$1,519,282	18,777	1.65%
Other time	835,394	21,091	3.38	612,521	15,960	3.48
Total interest-bearing deposits	2,536,389	39,467	2.08	2,131,803	34,737	2.18
Federal Home Loan Bank advances	178,810	5,537	4.14	185,000	5,671	4.10
Other borrowings	63,165	2,679	5.67	63,658	2,808	5.90
Total other interest-bearing liabilities	241,975	8,216	4.54	248,658	8,479	4.56
Total interest-bearing liabilities	2,778,364	47,683	2.29%	2,380,461	43,216	2.43%
Noninterest-bearing liabilities:
Demand deposits	477,482			441,259
Other liabilities	35,442			17,325
Stockholders' equity	385,271			287,365
Total noninterest-bearing liabilities and stockholders' equity	898,195			745,949
Total liabilities and stockholders' equity	$3,676,559			$3,126,410
Interest rate spread			3.11%			2.63%
Net interest income		$89,908			$66,600
Net interest margin			3.53%			3.07%
3.	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on a cash basis. Taxable-equivalent adjustments totaling $576,000 and $170,000 for the nine months ended September 30, 2026 and 2025, respectively, are calculated using the statutory federal tax rate and are included in income and fees on loans. Accretion income of $3.5 million and $36,000 for the nine months ended September 30, 2026 and 2025, respectively, are also included in income and fees on loans.
4.	Taxable-equivalent adjustments totaling $1.2 million and $207,000 for the nine months ended September 30, 2026 and 2025, respectively, are calculated using the statutory federal tax rate and are included in tax-exempt interest on investment securities.

The following table presents the effect of net interest income for changes in the average outstanding volume amounts of interest-earning assets and interest-bearing liabilities and the rates earned and paid on these assets and liabilities for the three and nine month periods ended September 30, 2026 compared to the three and nine month periods ended September 30, 2025.

Table 2 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Compared to Three Months			Compared to Nine Months
	Ended September 30, 2025			Ended September 30, 2025
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in

(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans held for sale	$21	$142	$163	$5	$325	$330
Loans, net of unearned fees	3,645	5,113	8,758	11,602	15,671	27,273
Investment securities, taxable	(29,945)	30,099	154	(38,086)	37,635	(451)
Investment securities, tax-exempt	1,573	(1,578)	(5)	1,084	(1,099)	(15)
Deposits in banks and short term investments	60,508	(60,044)	464	77,884	(77,246)	638
Total interest-earning assets (FTE)	35,802	(26,268)	9,534	52,489	(24,714)	27,775
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	193,617	(193,357)	260	240,751	(241,152)	(401)
Time deposits	95,797	(93,973)	1,824	125,259	(120,128)	5,131
Federal Home Loan Bank advances	(7,684)	7,544	(140)	(6,699)	6,565	(134)
Other borrowings	(6)	(47)	(53)	(4)	(125)	(129)
Total interest-bearing liabilities	281,724	(279,833)	1,891	359,307	(354,840)	4,467
Increase (decrease) in net interest income (FTE)	$(245,922)	$253,565	$7,643	$(306,818)	$330,126	$23,308

Provision for Credit Losses

The provision for credit losses recorded in each period is based on the amount required such that the total allowance for credit losses reflects the appropriate balance, in the estimation of management, sufficient to cover expected credit losses over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur. Provision for credit losses for the three and nine months ended September 30, 2026 was $1.7 million and $5.3 million, respectively, compared to $900,000 and $2.9 million, respectively, for the same period in 2025. The provision for credit losses for the three and nine months ended September 30, 2026 includes $1.6 million and $5.2 million, respectively, in credit losses on loans and $58,000 and $98,000 in credit losses on unfunded commitments. The provision for credit losses for the three and nine months ended September 30, 2025 includes $760,000 and $2.6 million in credit losses on loans and $140,000 and $262,000 in credit losses on unfunded commitments. See the section captioned “Loans and Allowance for Credit Losses” elsewhere in this discussion for further analysis of the provision for credit losses.

Noninterest Income

The following table represents the major components of noninterest income for the periods indicated.

Table 3 - Noninterest Income

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollars in thousands)	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Service charges on deposits	$2,756	$2,640	$116	4.41%	$7,878	$7,031	$847	12.05%
Mortgage fee income	2,041	1,851	190	10.26	6,117	5,414	703	12.98
Gain on sales of SBA loans	1,133	1,411	(278)	(19.71)	2,601	3,996	(1,395)	(34.91)
Other SBA income	734	686	48	7.00	2,140	1,937	203	10.48
Loss on sales of securities	(887)	(1,039)	152	—	(1,073)	(1,039)	(34)	—
Interchange fees	2,529	2,273	256	11.24	7,115	6,284	831	13.22
BOLI income	488	396	92	23.34	2,182	1,215	967	79.62
Insurance commissions	866	874	(8)	(0.88)	2,632	2,109	523	24.81
Other	2,606	999	1,607	160.86	5,525	2,286	3,239	141.68
Total noninterest income	$12,266	$10,091	$2,175	21.56%	$35,117	$29,233	$5,884	20.13%

Noninterest income increased for the three and nine month periods ended September 30, 2026 as compared to the same periods in 2025. These increases were primarily a result of increases in service charges on deposits, mortgage fee income, BOLI income, interchange fees and other noninterest income partially offset by a decrease in gain on sales of SBA loans.

Service charges on deposits. For the three and nine month periods ended September 30, 2026, service charges on deposits increased compared to the same periods ended September 30, 2025. These increases were related to increases in deposit account fees implemented during the last half of 2025 as well as the impact of the TC Bancshares acquisition.

Mortgage Fee Income. For the three and nine months ended September 30, 2026, mortgage fee income increased compared to the same periods ended September 30, 2025. These increases in mortgage fee income were the result of higher mortgage production in the third quarter and the first nine months of 2026 compared to the prior respective periods in 2025.

Gain on sales of SBA loans. For the three and nine months ended September 30, 2026, net realized gains on the sale of the guaranteed portion of SBA loans decreased as compared to the same periods ended September 30, 2025. These decreases were related to decrease in premium on sales in the third quarter and the first nine months of 2026 in the SBSL division.

Other SBA income. For the three and nine months ended September 30, 2026, other SBA income increased slightly as compared to the same periods ended September 30, 2025, primarily related to an increase in servicing fee income.

BOLI income. For the three and nine months ended September 30, 2026, BOLI income increased when compared to the same periods ended September 30, 2025. These increases for the nine month period were primarily the result of a tax-free gain received on a BOLI claim in the second quarter of 2026 along with normal increases in cash surrender value as well as the addition of BOLI policies from the TC Bancshares acquisition for the three and nine month period.

Interchange fees. For the three and nine months ended September 30, 2026, interchange fee income was higher than the same periods ended September 30, 2025. These increases in interchange fees are the result of customer use of our card programs and fluctuating purchasing habits between periods.

Insurance commissions. For the three months ended September 30, 2026, insurance commissions decreased compared to the same periods ended September 30, 2025. These variances are volume driven by activity in the Company’s insurance division. For the nine months ended September 30, 2026, insurance commissions increased compared to the same periods ended September 30, 2025. These variances are volume driven by activity in the Company’s insurance division and were also impacted by the acquisition of the Ellerbee Insurance Agency in the second quarter of 2025.

Other noninterest income. For the three and nine months ended September 30, 2026, other noninterest income increased as compared to the same periods ended September 30, 2025. The increases in other noninterest income was primarily attributable to an insurance gain of $813 thousand in the third quarter of 2026 related to a previous branch building fire along with increases in wealth advisory and merchant services and income received from a fintech distribution, partially offset by a decrease in equity investment market valuation gains.

Noninterest Expense

The following table represents the major components of noninterest expense for the periods indicated.

Table 4 - Noninterest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollars in thousands)	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Salaries and employee benefits	$15,883	$13,532	$2,351	17.37%	$47,345	$38,302	$9,043	23.61%
Occupancy and equipment	2,099	1,732	367	21.21	6,166	4,995	1,171	23.44
Acquisition related expenses	1,210	732	478	65.30	3,790	732	3,058	417.76
Information technology expenses	2,783	2,680	103	3.85	8,458	7,749	709	9.15
Professional fees	869	998	(129)	(12.89)	2,928	2,488	440	17.70
Advertising and public relations	1,026	1,130	(104)	(9.20)	3,115	2,877	238	8.28
Communications	232	218	14	6.25	692	611	81	13.19
Other	3,548	3,590	(42)	(1.17)	9,262	9,083	179	1.97
Total noninterest expense	$27,650	$24,612	$3,038	12.34%	$81,756	$66,837	$14,919	22.32%

Noninterest expense increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025.

Salaries and employee benefits. Salaries and employee benefits for the three and nine months ended September 30, 2026 increased as compared to the same periods ended September 30, 2025. These increases were primarily due to increases in salaries and employee benefits expenses attributed to the additional employees from the TC Bancshares acquisition in December 2025 along with increases in commissions paid in 2026 related to SBSL and Colony Financial Advisors.

Occupancy and equipment. Occupancy and equipment expenses increased for the three and nine months ended September 30, 2026 compared to the same periods ended September 30, 2025. Increases for both periods occurred in utilities and lease expenses primarily due to the impact of the above listed acquisition in 2025 as well as increases in repairs and maintenance.

Acquisition related expenses. Acquisition related expenses increased for the three and nine months ended September 30, 2026 compared to the same periods ended September 30, 2025 and consists primarily of professional fees, information technology expenses, advertising, and costs associated with a lease buyout, all attributable to the merger with TC Bancshares. In addition, the Company recorded professional fees during second and third quarter related to the merger with First Reliance.

Information technology expenses. Information technology expenses increased for the three and nine months ended September 30, 2026 compared to the same periods ended September 30, 2025. These increases relate primarily to increases in software, data processing and ATM expenses, which were all impacted by the above listed acquisition of TC Bancshares in 2025.

Professional fees. Professional fees decreased for the three months ended September 30, 2026 compared to the same period ended September 30, 2025, which is related to a decrease in accounting fees. Professional fees increased for the nine months ended September 30, 2026 compared to the same periods ended September 30, 2025. These increases relate to increases in legal and consulting fees impacted by the TC Bancshares acquisition and the merger with First Reliance.

Advertising and public relations. Advertising and public relations expenses decreased for the three months ended September 30, 2026 compared to the same period ended September 30, 2025, primarily related to a decrease in advertising and contributions expense. Advertising and public relations expenses increased for the nine months ended September 30, 2026 compared to the same period ended September 30, 2025. These increases were related to increases in subscriptions, marketing and advertising, which were all impacted by the TC Bancshares acquisition.

Communications. Communications expense increased for the three and nine months ended September 30, 2026 compared to the same periods ended September 30, 2025. The change is related to fluctuations in data circuit fees.

Other noninterest expense. Other noninterest expense decreased for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. This decrease was primarily due to a decrease in other losses. Other noninterest expense increased for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This increase was primarily related to increases in travel, meals and entertainment, insurance, postage and stationery and supplies, all impacted by the above listed acquisition of TC Bancshares in 2025 and the merger with First Reliance.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2026 was $2.8 million and $7.9 million, respectively, compared to $1.5 million and $5.2 million, respectively, for the same periods in 2025. The Company’s effective tax rate for the three and nine months ended September 30, 2026 was 21.1% and 21.1%, respectively, compared to 20.0% and 20.2%, respectively, for the three and nine months ended September 30, 2025. The largest driver of the difference is the tax-exempt income primarily from BOLI and tax-exempt interest as well as the impact related to the acquisition of TC Bancshares in the fourth quarter of 2025.

Balance Sheet Review

Total assets were $3.6 billion at September 30, 2026 and $3.7 billion at December 31, 2025.

Loans and Allowance for Credit Losses

At September 30, 2026, gross loans outstanding (excluding loans held for sale) were $2.48 billion, an increase of $95.9 million, or 4.02%, compared to $2.38 billion at December 31, 2025.

At September 30, 2026, approximately 62.7% of our loans were secured by commercial real estate. Our construction, land & land development loans have decreased slightly since December 31, 2025 while all other categories of loans experienced increases. We continue to maintain loan growth at disciplined pricing levels which has contributed to an improved net interest margin.

The following table presents a summary of the loan portfolio as of September 30, 2026 and December 31, 2025.

Table 5 - Loans Outstanding

(dollars in thousands)	September 30, 2026	December 31, 2025
Construction, land & land development	$295,329	$302,512
Other commercial real estate	1,257,851	1,249,720
Total commercial real estate	1,553,180	1,552,232
Residential real estate	508,483	459,549
Commercial, financial & agricultural	225,751	218,532
Consumer and other	189,677	150,911
Total loans	$2,477,091	$2,381,224

Loans totaled $2.48 billion at September 30, 2026, an increase of 4.0% from $2.38 billion at December 31, 2025, which was primarily attributable to organic loan growth. The majority of the Company’s loan portfolio is comprised of real estate loans. Commercial and residential real estate loans which is primarily for 1-4 family residential properties, nonfarm nonresidential properties and real estate construction loans made up 83.2% and 84.5% of total loans at September 30, 2026 and December 31, 2025, respectively. Commercial, financial and agricultural loans represent 9.1% of total loans at September 30, 2026 and 9.2% at December 31, 2025. Consumer and other loans increased to 7.7% of total loans at September 30, 2026 from 6.3% at December 31, 2025.

The following table presents total loans as of September 30, 2026 according to maturity distribution and/or repricing opportunity on adjustable rate loans.

		After one year	After five
	One year	through five	years through	After fifteen
(dollars in thousands)	or less	years	fifteen years	years	Total
Construction, land & land development	$240,223	$31,149	$16,480	$7,477	$295,329
Other commercial real estate	478,965	525,972	246,122	6,792	1,257,851
Total commercial real estate	719,188	557,121	262,602	14,269	1,553,180
Residential real estate	136,725	177,302	75,986	118,470	508,483
Commercial, financial & agricultural	139,271	51,410	34,938	132	225,751
Consumer and other	10,285	55,707	55,460	68,225	189,677
Total loans, net of unearned fees	$1,005,469	$841,540	$428,986	$201,096	$2,477,091

The following table presents the maturity distribution of the Company’s loans at September 30, 2026 split between loans that have fixed interest rates or loans with variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

		After One	After Five
	Due in One	Year, but	Years, but
	Year or	within	within Fifteen	After Fifteen
(dollars in thousands)	Less	Five Years	Years	Years	Total
Loans with fixed interest rates:
Construction, land & land development	$6,806	$24,673	$3,110	$7,477	$42,066
Other commercial real estate	163,792	453,153	242,810	6,792	866,547
Total commercial real estate	170,598	477,826	245,920	14,269	908,613
Residential real estate	9,507	57,805	19,392	118,470	205,174
Commercial, financial & agricultural	19,701	47,511	28,209	132	95,553
Consumer and other	9,719	55,707	55,460	68,225	189,111
Total loans with fixed interest rates, net of unearned fees	209,525	638,849	348,981	201,096	1,398,451

Loans with floating interest rates:
Construction, land & land development	233,417	6,476	13,370	—	253,263
Other commercial real estate	315,173	72,819	3,312	—	391,304
Total commercial real estate	548,590	79,295	16,682	—	644,567
Residential real estate	127,218	119,497	56,594	—	303,309
Commercial, financial & agricultural	119,570	3,899	6,729	—	130,198
Consumer and other	566	—	—	—	566
Total loans with floating interest rates, net of unearned fees	795,944	202,691	80,005	—	1,078,640

Total loans, net of unearned fees	$1,005,469	$841,540	$428,986	$201,096	$2,477,091

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

The allowance for credit losses on loans was $22.5 million at September 30, 2026 compared to $18.1 million at September 30, 2025, an increase of $4.4 million, or 24.4%. The allowance for credit losses on loans as a percentage of loans was 0.91% and 0.89% at September 30, 2026 and 2025, respectively. The provision for credit losses was $1.7 million compared to $900,000 for the three months ended September 30, 2026 and September 30, 2025, respectively. The provision for credit losses for the three months ended September 30, 2026 includes $1.6 million in credit losses on loans and $58,000 in credit losses on unfunded commitments. The provision for credit losses for the three months ended September 30, 2025 includes $760,000 in credit losses on loans and $140,000 in credit losses on unfunded commitments. The provision for credit losses was $5.3 million compared to $2.9 million for the nine months ended September 30, 2026 compared to the same period in 2025. The provision for credit losses for the nine months ended September 30, 2026 includes $5.2 million in credit losses on loans and $98,000 in credit losses on unfunded commitments. The provision for credit losses for the nine months ended September 30, 2025 includes $2.6 million in credit losses on loans and $262,000 in credit losses on unfunded commitments. For the three month period ended September 30, 2026 compared to the same period in 2025, we experienced a decrease in net charge-offs primarily related to an increase in recoveries. For the nine month period ended September 30, 2026 compared to the same period in 2025, an increase occurred in net charge-offs primarily related to SBA loans in our SBSL portfolio along with increases in commercial, financial & agricultural and consumer loans. Accordingly, the amount of provision expense recorded in each period was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, that was sufficient to cover expected credit losses on loans over the expected life of a loan exposure and unfunded commitments where the likelihood is that funding will occur.

Additional information about the Company’s allowance for credit losses is provided in Note 4 to our consolidated financial statements as of September 30, 2026, included elsewhere in this Quarterly Report on Form 10-Q.

The following table presents an analysis of the allowance for credit losses on loans as of September 30, 2026 and September 30, 2025:

Table 6 - Analysis of Allowance for Credit Losses on Loans

	September 30, 2026		September 30, 2025
(dollars in thousands)	Reserve	%*	Reserve	%*
Construction, land & land development	$2,547	11.9%	$1,787	11.8%
Other commercial real estate	7,640	50.8%	5,142	52.3%
Residential real estate	4,625	20.5%	4,030	18.5%
Commercial, financial & agricultural	4,000	9.1%	3,806	10.5%
Consumer and other	3,683	7.7%	3,321	6.9%
	$22,495	100%	$18,086	100%
*	Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

The following table presents a summary of allowance for credit loss for the three and nine months ended September 30, 2026 and 2025.

Table 7 - Summary of Allowance for Credit Losses on Loans

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2026	2025	2026	2025
Allowance for credit losses on loans - beginning balance	$22,034	$19,153	$23,014	$18,980
Adjustment on acquired loans	575	—	(525)	—
Charge-offs:
Other commercial real estate	116	283	1,066	509
Residential real estate	32	1	82	183
Commercial, financial & agricultural	1,186	1,235	2,612	2,149
Consumer and other	510	385	1,846	939
Total charge-offs	1,844	1,904	5,606	3,780
Recoveries:
Construction, land & land development	19	—	46	1
Other commercial real estate	—	10	—	20
Residential real estate	2	37	21	165
Commercial, financial & agricultural	63	25	166	88
Consumer and other	54	5	177	24
Total recoveries	138	77	410	298
Net charge-offs	1,706	1,827	5,196	3,482
Provision for credit losses on loans	1,592	760	5,202	2,588
Allowance for credit losses on loans- ending balance	$22,495	$18,086	$22,495	$18,086

Net charge-offs to average loans (annualized)	0.27%	0.36%	0.28%	0.24%
Allowance for credit losses on loans to total loans	0.91	0.89	0.91	0.89
Allowance to nonaccrual loans	107.51	126.76	107.51	126.76
Allowance to nonperforming loans	106.69	125.89	106.69	125.89

Management believes the allowance for credit losses for loans is adequate to provide for losses expected in the loan portfolio as of September 30, 2026.

Nonperforming Assets

Asset quality overall remained relatively stable during the first nine months of 2026. Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned (“OREO”). Nonaccrual loans totaled $20.9 million at September 30, 2026, a decrease of $2.5 million, or 10.5%, from $23.4 million at December 31, 2025. There were nine loans contractually past due 90 days or more and still accruing totaling $162,000 at September 30, 2026, compared to eight loans totaling $95,000 at December 31, 2025. There was $271,000 in repossessed personal property at September 30, 2026, and $190,000 at December 31, 2025. OREO totaled $3.6 million at September 30, 2026, compared to $1.0 million at December 31, 2025, which primarily represents the addition of eight properties totaling $3.5 million and the sale of four properties which totaled $696,000. As of September 30, 2026, total nonperforming assets as a percent of total assets increased to 0.69% compared with 0.66% at December 31, 2025. The increase in nonperforming assets was primarily the result of increases in commercial real estate and consumer and other loan categories, loans past due 90 days or more, OREO and repossessed assets offset by decreases in construction, land & land development, residential real estate loans and commercial, financial & agricultural loan categories.

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

Nonperforming assets at September 30, 2026 and December 31, 2025 were as follows:

Table 8 - Nonperforming Assets

(dollars in thousands)	September 30, 2026	December 31, 2025
Nonaccrual loans	$20,923	$23,380
Loans past due 90 days and accruing	162	95
Total nonperforming loans	21,085	23,475
Other real estate owned	3,647	1,048
Repossessed assets	271	190
Total nonperforming assets	$25,003	$24,713
Nonperforming loans by loan segment
Construction, land & land development	$159	$1,132
Commercial real estate	12,308	9,663
Residential real estate	3,610	4,501
Commercial, financial & agricultural	4,559	7,883
Consumer & other	449	296
Total nonperforming loans	$21,085	$23,475
Nonperforming assets as a percentage of:
Total loans, OREO and foreclosed assets	1.01%	1.04%
Total assets	0.69%	0.66%
Nonaccrual loans as a percentage of total loans	0.84%	0.98%
Nonperforming loans as a percentage of total loans	0.85%	0.99%

The Company had no loans modified due to financial difficulty during the three and nine month periods ended September 30, 2026. See Note 3 - Loans, included elsewhere in this Quarterly Report on Form 10-Q for additional details on loan modifications.

Deposits

Deposits at September 30, 2026 and December 31, 2025 were as follows:

Table 9 - Deposits

(dollars in thousands)	September 30, 2026	December 31, 2025
Noninterest-bearing demand	$457,225	$526,803
Interest-bearing demand	856,397	932,262
Savings and money market	794,984	787,811
Time, $250,000 and over	279,925	239,175
Other time	569,149	581,470
Total deposits	$2,957,680	$3,067,521

Total deposits decreased $109.8 million to $2.96 billion at September 30, 2026 from $3.07 billion at December 31, 2025. As of September 30, 2026, 15.5% of total deposits were comprised of noninterest-bearing accounts and 84.5% were comprised of interest-bearing deposit accounts, compared to 17.2% and 82.8% as of December 31, 2025, respectively. In addition to the decrease in noninterest-bearing accounts, we saw a decrease in interest-bearing deposits, however these decreases were partially offset by increases in savings and money market deposits and time deposits.

We had $132.9 million in brokered deposits at September 30, 2026 and $131.9 million at December 31, 2025. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the FHLB.

The Company’s estimated uninsured deposits were $933.1 million at September 30, 2026, or 31.22% of total Bank deposits, compared to $980.0 million at December 31, 2025, or 31.65% of total Bank deposits. Adjusted uninsured deposits estimate (which excludes deposits collateralized by public funds and internal accounts) were $550.9 million at September 30, 2026, or 18.43% of total Bank deposits, compared to $576.5 million at December 31, 2025, or 18.62% of total Bank deposits. Adjusted uninsured deposits represent a small percentage of our overall deposits, which increases the stability of our deposit base and lowers our overall funding risk.

The following table presents average deposits outstanding, and the average rate paid on deposits by the Company at September 30, 2026 and September 30, 2025.

(dollars in thousands)	September 30, 2026		September 30, 2025
Noninterest-bearing demand deposits	$477,482	—	$441,259	—
Interest-bearing demand and savings deposits	1,700,995	1.44%	1,519,282	1.65%
Time deposits	835,394	3.38	612,521	3.48
Total deposits	$3,013,871	1.75%	$2,573,062	1.80%

The following table presents the maturities of the Company’s time deposits as of September 30, 2026.

	Time	Time
	Deposits	Deposits
	$250,000	Less than
(dollars in thousands)	or Greater	$250,000	Total
Months to Maturity
3 months or less	$93,472	$238,004	$331,476
Over 3 months through 6 months	75,479	126,744	202,223
Over 6 months through 12 months	107,930	167,547	275,477
Over 12 months	3,044	36,854	39,898
	$279,925	$569,149	$849,074

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

See Note 8 to our consolidated financial statements as of September 30, 2026, included elsewhere in this Form 10-Q, for a table setting forth the financial instruments that were outstanding whose contract amounts represent credit risk and more information regarding our off-balance sheet arrangements as of September 30, 2026 and December 31, 2025.

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

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, the Company and the Bank have established multiple borrowing sources to augment their funds management. The Company has borrowing capacity through membership in the FHLB program. The Bank has also established overnight borrowing for federal funds purchased through various correspondent banks. There were no outstanding balances of federal funds purchased at September 30, 2026 and December 31, 2025, respectively.

Cash and cash equivalents at September 30, 2026 and December 31, 2025 were $189.3 million and $257.6 million, respectively. Cash and cash equivalents have decreased since year end 2025, partially due to increases in loans and decreases in deposits. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs without any material adverse impact on our operating results.

Liquidity management involves the matching of cash flow requirements of customers and the ability of the Company to manage those requirements. These requirements of customers include, but are not limited to, deposits being withdrawn or providing assurance to borrowers that sufficient funds are available to meet their credit needs. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term assets at any given time will adequately cover any reasonably anticipated need for funds. Additionally, we maintain relationships with correspondent banks, which could provide funds on short notice, if needed. We have also invested in FHLB stock for the purpose of establishing credit lines with the FHLB. At September 30, 2026 and December 31, 2025, we had $200.0 million and $195.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $884.0 million and $747.0 million of additional borrowing availability with the FHLB at September 30, 2026 and December 31, 2025, respectively. Upon completion of the First Reliance merger, we expect to pay aggregate cash consideration of approximately $32.7 million, which we expect to fund from holding company funds.

Other sources of liquidity include availability from the Federal Reserve Discount Window of $135.8 million of which there was no outstanding balance at September 30, 2026. The Company also had unencumbered securities of $346.8 million, $98.9 million in FRB Reserves and $88.7 million in other cash and due from banks as of September 30, 2026. Unencumbered investment securities provide the ability to either be pledged as collateral with borrowing sources or sold and converted to cash.

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

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of September 30, 2026 and December 31, 2025. The Company and the Bank exceeded all regulatory capital requirements and were considered to be “well-capitalized” as of September 30, 2026 and December 31, 2025. There have been no conditions or events since September 30, 2026 that management believes would change this classification.

Table 10 - Capital Ratio Requirements

	Minimum
	Requirement	Well-capitalized
Risk-based ratios:
Common equity tier 1 capital (CET1)	4.5%	6.5%
Tier 1 capital	6.0	8.0
Total capital	8.0	10.0
Leverage ratio	4.0	5.0

Table 11 - Capital Ratios

Company	September 30, 2026	December 31, 2025
CET1 risk-based capital ratio	13.50%	12.67%
Tier 1 risk-based capital ratio	14.41	13.60
Total risk-based capital ratio	16.78	15.95
Leverage ratio	10.57	10.78

Colony Bank
CET1 risk-based capital ratio	14.21%	13.61%
Tier 1 risk-based capital ratio	14.21	13.61
Total risk-based capital ratio	15.10	14.48
Leverage ratio	10.42	10.78

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

The following table presents our interest sensitivity position at the dates indicated.

Table 12 - Interest Sensitivity

	Increase (Decrease) in Net Interest Income from Base Scenario at
	September 30, 2026	December 31, 2025
Changes in rates
200 basis point increase	7.04%	8.10%
100 basis point increase	3.54	4.33
100 basis point decrease	(0.10)	(0.63)
200 basis point decrease	(0.19)	(1.72)

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

During the quarter ended September 30, 2026, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There are no material changes during the period covered by this Report to the risk factors previously disclosed in the Company’s 2025 Form 10-K.

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	There were no unregistered shares of the Company’s common stock sold during the three-month period ended September 30, 2026.
(b)	Not applicable.
(c)	The Company had no repurchases of its common stock during the third quarter of 2026.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Pursuant to Item 408(a) of Regulation S-K, none of the Company’s directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2026.

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

3.3 10.1

Amended and Restated Bylaws -filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 18, 2020 and incorporated herein by reference.

Employment Agreement, dated September 13, 2026, by and between Colony Bank and R. Dallis Copeland -filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 17, 2026 and incorporated herein by reference.

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Income for the Three and Nine months ended September 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine months ended September 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine months ended September 30, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

104	The cover page from Colony Bankcorp, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026 (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colony Bankcorp, Inc.

/s/ T. Heath Fountain
Date: November 6, 2026	T. Heath Fountain
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	/s/ Derek Shelnutt
Derek Shelnutt
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)